Form 10-K
CINERGY CORP
filed 1995-03-29
CIK 899652

______________________________________________________________________________



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 1-11377

                              CINERGY CORP.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                 31-1385023
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                          139 East Fourth Street
                          Cincinnati, Ohio  45202
                (Address of principal executive offices)
             Registrant's telephone number:  (513) 381-2000

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
     Title of each class                           which registered

Common Stock                                    New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

As of February 28, 1995, the aggregate market value of Common Stock held by non-affiliates was $3.8 billion.

As of February 28, 1995, 155,835,207 shares of Common Stock, par value $.01 per share, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of CINergy Corp. dated March 17, 1995, is incorporated by reference into Part III of this report.



______________________________________________________________________________


                                    CINERGY CORP.

                                  TABLE OF CONTENTS
 Item                                                                   Page
Number                                                                 Number
                                       PART I

  1      Business
           Organization . . . . . . . . . . . . . . . . . . . . . .      3
           CG&E . . . . . . . . . . . . . . . . . . . . . . . . . .      3
           Energy . . . . . . . . . . . . . . . . . . . . . . . . .      4
           Investments. . . . . . . . . . . . . . . . . . . . . . .      4
           CINergy Services . . . . . . . . . . . . . . . . . . . .      5
           Customer, Sales, and Revenue Data. . . . . . . . . . . .      6
           Financial Information by Business Segment. . . . . . . .      6
           Regulation . . . . . . . . . . . . . . . . . . . . . . .      6
           Rate Matters . . . . . . . . . . . . . . . . . . . . . .      7
           Power Supply . . . . . . . . . . . . . . . . . . . . . .      7
           Fuel Supply. . . . . . . . . . . . . . . . . . . . . . .      8
           Gas Supply . . . . . . . . . . . . . . . . . . . . . . .      8
           Competition. . . . . . . . . . . . . . . . . . . . . . .      9
           Capital Requirements . . . . . . . . . . . . . . . . . .      9
           Environmental Matters. . . . . . . . . . . . . . . . . .      9
           Employees. . . . . . . . . . . . . . . . . . . . . . . .      9
  2      Properties . . . . . . . . . . . . . . . . . . . . . . . .     10
           CG&E . . . . . . . . . . . . . . . . . . . . . . . . . .     10
           Energy . . . . . . . . . . . . . . . . . . . . . . . . .     11
           ULH&P. . . . . . . . . . . . . . . . . . . . . . . . . .     11
           Other Subsidiaries . . . . . . . . . . . . . . . . . . .     12
  3      Legal Proceedings. . . . . . . . . . . . . . . . . . . . .     12
           Merger Litigation. . . . . . . . . . . . . . . . . . . .     12
           Shareholder Litigation . . . . . . . . . . . . . . . . .     12
           Fuel Litigation. . . . . . . . . . . . . . . . . . . . .     13
  4      Submission of Matters to a Vote of Security Holders. . . .     13
         Executive Officers of the Registrant . . . . . . . . . . .     14

                                       PART II

  5      Market for Registrant's Common Equity
           and Related Stockholder Matters. . . . . . . . . . . . .     17
  6      Selected Financial Data. . . . . . . . . . . . . . . . . .     18
  7      Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . .     19
         Index to Financial Statements and Financial Statement
           Schedules. . . . . . . . . . . . . . . . . . . . . . . .     44
  8      Financial Statements and Supplementary Data. . . . . . . .     45
  9      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . .     86

                                       PART III

 10      Directors and Executive Officers of the Registrant . . . .     86
 11      Executive Compensation . . . . . . . . . . . . . . . . . .     86
 12      Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .     86
 13      Certain Relationships and Related Transactions . . . . . .     86

                                       PART IV

 14      Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K
             Financial Statements and Schedules . . . . . . . . . .     87
             Reports on Form 8-K. . . . . . . . . . . . . . . . . .     87
             Exhibits . . . . . . . . . . . . . . . . . . . . . . .     87
         Signatures . . . . . . . . . . . . . . . . . . . . . . . .     94
                                                   PART I

                                              ITEM 1.  BUSINESS

Organization

CINergy Corp. (CINergy), a Delaware corporation, was created for the October 1994 merger of The Cincinnati Gas & Electric Company (CG&E) and PSI Resources, Inc. (Resources) and is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The business combination was accounted for as a pooling of interests. Following the merger, CINergy became the parent holding company for CG&E, PSI Energy, Inc. (Energy), previously Resources' utility subsidiary, CINergy Investments, Inc. (Investments), and CINergy Services, Inc. (CINergy Services).

CINergy's two utility subsidiaries, CG&E and Energy, account for 99.7% of each of CINergy's total operating revenues and CINergy's total assets.

CG&E

CG&E, an Ohio corporation, is an electric and gas public utility company with four wholly-owned utility subsidiaries including The Union Light, Heat and Power Company (ULH&P), Miami Power Corporation (Miami), The West Harrison Gas and Electric Company (West Harrison), and Lawrenceburg Gas Company (Lawrenceburg). In addition, CG&E has two non-utility subsidiaries, KO Transmission Company (KO Transmission) and Tri-State Improvement Company (Tri-State), both of which are wholly-owned.

CG&E and its utility subsidiaries are primarily engaged in the production, transmission, distribution, and sale of electric energy and the sale and transportation of natural gas in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. The area served with electricity, gas, or both covers approximately 3,000 square miles, has an estimated population of 1.8 million people, and includes the cities of Cincinnati and Middletown in Ohio, Covington and Newport in Kentucky, and Lawrenceburg in Indiana.

KO Transmission was incorporated in Kentucky in 1994 and will be used to acquire an interest in an interstate natural gas pipeline to which CG&E is entitled as a result of a settlement with the Columbia Gas Transmission Corp. It will have an office in Cincinnati and will be engaged in the transportation of natural gas in interstate commerce between Kentucky and Ohio. KO Transmission's portion of the pipeline will extend from central Kentucky to the Ohio River.

Tri-State, an Ohio corporation, is devoted to acquiring and holding property in Ohio, Kentucky, and Indiana for substations, electric and gas rights of way, office space, and other uses in CG&E's and its subsidiaries' utility operations.




Energy

Energy, an Indiana corporation, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. It serves an estimated population of 1.9 million people located in 69 of the state's 92 counties including the cities of Bloomington, Columbus, Kokomo, Lafayette, New Albany, and Terre Haute.

PSI Energy Argentina, Inc. (PSI Energy Argentina), a wholly-owned subsidiary of Energy and an Indiana corporation, was formed to invest in foreign utility companies. PSI Energy Argentina is a member of a multinational consortium which has controlling ownership of Edesur, S.A. (Edesur). Edesur is an electricity-distribution network serving the southern half of Buenos Aires, Argentina. Edesur provides distribution services to 1.8 million customers. PSI Energy Argentina owns a small equity interest in this project and provides operating and consulting services.

South Construction Company, Inc. (South), another wholly-owned subsidiary of Energy and an Indiana corporation, has been used solely to hold legal title to real estate and interests in real estate which are either not used and useful in the conduct of Energy's business (such as undeveloped real estate of Energy abutting an Energy office building) or which has some defect in title which is unacceptable to Energy. Most of the real estate to which South acquires title relates to Energy's utility business.

Investments

Investments, a non-utility subholding company organized in the state of Delaware in 1994, was formed to operate CINergy's non-utility businesses. Investments holds the following active non-utility subsidiaries and interests, which are more fully described below: Power International, Inc. (Power International), previously named Enertech Associates International, Inc., its direct subsidiary Beheer- En Belegginsmaatschappij Bruwabel B.V. (Bruwabel) and its indirect subsidiary Power International s.r.o.; CG&E Resource Marketing, Inc. (Resource Marketing) and its interest in U.S. Energy Partners; CGE ECK, Inc. (CGE ECK) and its interest in ECK s.r.o.; PSI Recycling, Inc.; Power Equipment Supply Co. (PESCO); Wholesale Power Services, Inc. (Wholesale Power); and PSI Argentina, Inc. (PSI Argentina) and its subsidiary Costanera Power Corp. (Costanera).

Power International was incorporated in Ohio as a vehicle for CG&E to offer utility management consulting services and to pursue investment opportunities in energy-related areas, including demand-side management (DSM) services, consulting, energy and fuel brokering, engineering services, and construction and/or operation of generation, co-generation, and independent power production facilities, and project development. Power International has established a regional and international consulting services practice and has had activities in Ohio, Kentucky, Indiana, and a number of foreign countries, including Kazakhstan. In addition, Power International renders consulting services in the Czech Republic. To comply with Czech law and to facilitate its operations in the Czech Republic and the tax-efficient treatment of earnings from those operations, certain Power International operations are conducted through wholly-owned direct and indirect subsidiaries -- Bruwabel, which was organized under Dutch law and is a direct subsidiary of Power International, and Power International s.r.o., which was organized under Czech law and is a subsidiary of Bruwabel. Bruwabel's business is conducted in the Netherlands, while Power International s.r.o. conducts business in the Czech Republic.

Resource Marketing was incorporated in Delaware in 1994 and has an office in Cincinnati. It was formed to hold CG&E's interest in U.S. Energy Partners, a gas marketing partnership that was formed under Delaware law in 1994. U.S. Energy Partners will compete with traditional regulated local distribution companies by offering "merchant service" (i.e., acquiring natural gas and selling it to customers) and will broker gas to industrial and large commercial customers, with the initial aim, among other things, of recapturing former customers of CG&E's gas utility business.

CGE ECK was incorporated in Delaware in 1994 and was formed as the vehicle for an investment in ECK s.r.o., a Czech limited liability company which owns and operates a generating facility in the Czech Republic. At present, CGE ECK holds an approximate 3% interest in ECK s.r.o. and intends to dispose of that interest.

PSI Recycling, Inc. is an Indiana corporation which recycles metal from CG&E and paper, metal, and other materials from Energy, its largest single supplier, and other sources.

PESCO was incorporated in Indiana to sell equipment and parts from an Energy generating plant which was cancelled, the Marble Hill nuclear project. PESCO also buys equipment for resale, brokers equipment, and sells equipment on consignment for others.

Wholesale Power, an Indiana corporation, was formed to engage in the business of brokering power, emission allowances, electricity futures, and related products and services and to provide consulting services in the wholesale power-related markets. In addition, Wholesale Power was formed to create, market, and maintain the services of an "electronic bulletin board" for the bulk power market.

PSI Argentina was formed as an Indiana corporation to own foreign generating facilities. PSI Argentina has a wholly-owned subsidiary, Costanera, also formed to own foreign generating facilities. Costanera is a member of a multinational consortium which has controlling ownership of the 1,260-megawatt
(mw) Costanera power plant serving Buenos Aires, Argentina. Costanera owns a small equity interest in this project, and PSI Argentina provides consulting services to the project.

CINergy Services

CINergy Services was incorporated in the state of Delaware in 1994 to serve as the service company for the CINergy system. CINergy Services provides CG&E, Energy, and the other companies of the CINergy system with a variety of administrative, management, and support services.

Customer, Sales, and Revenue Data

Approximately 83% and 15% of CINergy's operating revenues are derived from the sale of electricity and the sale and transportation of natural gas, respectively. The service territory of CG&E and its subsidiaries is heavily populated and characterized by a stable residential customer base and a diverse mix of industrial customers. Similarly, the area served by Energy is a residential, agricultural, and widely diversified industrial territory. As of December 31, 1994, CG&E, its subsidiaries, and Energy supplied electric service to over 1.3 million customers, and CG&E and its subsidiaries provided gas service to more than 429,000 customers. CINergy's utilities' service territory spans 86 counties in Ohio, Indiana, and Kentucky and includes approximately 840 cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives.
No one customer accounts for more than 5% of electric or gas operating revenues of CG&E and its subsidiaries or the electric operating revenues of Energy. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

Financial Information by Business Segment

For financial information by business segment, see Note 19 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data". For a discussion of the potential divestiture of CG&E's gas operations, see Note 16(e) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

Regulation

CINergy, its utility subsidiaries, and certain of its non-utility subsidiaries are subject to regulation by the Securities and Exchange Commission (SEC) under the PUHCA with respect to, among other things, issuances and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retentions of interests in non-utility businesses, intrasystem sales of certain goods and services, the method of keeping accounts, and access to books and records. In addition, the PUHCA generally limits registered holding companies to a single "integrated" public utility system, which the SEC traditionally has interpreted to prohibit a registered holding company, with limited exceptions, from owning both gas and electric properties. (Refer to the information appearing under the caption "Potential Divestiture of Gas Operations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".)

CG&E, ULH&P, Miami, and Energy are each subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to the classification of accounts, rates for wholesale sales of electricity, interconnection agreements, and acquisitions and sales of certain utility properties. In addition, services by KO Transmission will be rendered in accordance with terms and conditions and at rates contained in a gas tariff filed with the FERC. Transportation of gas between CG&E and ULH&P is subject to regulation by the FERC under the Natural Gas Act.

CG&E, as a public utility under the laws of Ohio, is also subject to regulation by the Public Utilities Commission of Ohio (PUCO) as to retail electric and gas rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of certain utility properties, and in other respects as provided by Ohio law. Rates within municipalities in Ohio are subject to original regulation by the municipalities. The Ohio Power Siting Board, a division of the PUCO, has jurisdiction in Ohio over the location, construction, and initial operation of new electric generating facilities and certain electric and gas transmission lines presently utilized by CG&E. As to retail rates and other matters, ULH&P is regulated by the Kentucky Public Service Commission (KPSC), and West Harrison and Lawrenceburg are regulated by the Indiana Utility Regulatory Commission (IURC).

Energy, as a public utility under the laws of Indiana, is also regulated by the IURC as to its retail rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of certain utility properties, and in other respects as provided by Indiana law. Prior to the construction, purchase, or lease of a facility used for the generation of electricity, a public utility in Indiana must obtain from the IURC a certificate of public convenience and necessity.

Rate Matters

Refer to the information appearing under the caption "Regulatory Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Power Supply

CG&E, Energy, and 27 other electric utilities in an eight-state area are participating in the East Central Area Reliability Coordination Agreement for the purpose of coordinating the planning and operation of generating and transmission facilities to provide for maximum reliability of regional bulk power supply.

In addition to the intercompany tie between CG&E's and Energy's electric systems, CINergy's electric system, which is operated by CINergy Services, is interconnected with the electric systems of Central Illinois Public Service Company, East Kentucky Power Cooperative, Inc. (East Kentucky), Hoosier Energy R.E.C., Inc., Indiana Michigan Power Company, Indianapolis Power and Light Company, Kentucky Utilities Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, Southern Indiana Gas and Electric Company, Columbus Southern Power Company, The Dayton Power and Light Company, Ohio Valley Electric Corporation, Ohio Power Company, and Tennessee Valley Authority.

CG&E and East Kentucky have an agreement for the interchange of electric power, subject to availability, during certain times of the year through March 2000. Under the agreement, CG&E, a summer peaking company, has the right to obtain up to 150 mw of electricity through March 31, 1997, and up to 50 mw from April 1, 1997, through March 31, 2000, from East Kentucky during the months of June, July, and August. East Kentucky, a winter peaking company, has the right to receive up to 150 mw through March 31, 1997, and up to 50 mw from April 1, 1997, through March 31, 2000, from CG&E in December, January, and February. In addition, Energy has a power supply relationship with Wabash Valley Power Association, Inc. (WVPA) and Indiana Municipal Power Agency
(IMPA) through power coordination agreements. WVPA and IMPA are also parties with Energy to a joint transmission and local facilities agreement.

Fuel Supply

A major portion of the coal required by CG&E and Energy is obtained through both long- and short-term coal supply agreements, with the remaining requirements purchased on the spot market. The prices to be paid under most of these contracts are subject to adjustment to reflect suppliers' costs and certain other factors. In addition, some of these agreements include extension options and termination provisions pertaining to coal quality. The coal delivered under these contracts is primarily from mines located in Illinois, Indiana, Ohio, Kentucky, West Virginia, and Pennsylvania.

CG&E and Energy monitor alternative sources to assure a continuing availability of economical fuel supplies. The companies intend to continue purchasing a portion of their coal requirements on the spot market and, at the present time, are investigating the use of low-sulfur coal in connection with their plans to comply with the Clean Air Act Amendments of 1990 (see the information appearing under the caption "Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

The companies believe they will be able to obtain sufficient coal to meet future generating requirements. However, both CG&E and Energy are unable to predict the extent to which coal availability and price may ultimately be affected by future environmental requirements. Presently, CG&E and Energy expect the cost of coal to rise in the long run as the supply of more accessible and higher-grade coal diminishes and as mining, transportation, and other related costs continue an upward trend.

Gas Supply

The FERC's Order 636 restructured the operations of gas pipelines and the supply portfolios of gas distribution companies. As gas pipelines unbundled their historic service of supply aggregating, direct term contracting by gas distribution companies with producers and marketers diminished the once prominent spot market (see the information appearing under the caption "Order 636" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

CG&E and its subsidiaries now obtain the majority of their natural gas supply (89%) from firm supply agreements, with remaining volumes purchased in the spot market. These firm contracts feature dual levels of gas supply: base load for continuous supply for CG&E's and its subsidiaries' core requirements, and "swing" load, which is gas available on a daily basis for changes in demand. While a premium is paid for the swing load, the use of industry indices to price firm gas volumes on a monthly basis ensures that the price CG&E and its subsidiaries pay remains economically competitive.

Gas is transported on interstate pipelines either directly to CG&E's and its subsidiaries' distribution systems, or it is injected into pipeline storage facilities for withdrawal and delivery in the future. Most of CG&E's and its subsidiaries' gas supplies are sourced from the Gulf of Mexico coastal area. CG&E and its subsidiaries have also obtained limited supply sourced from the Appalachian region and the mid-continent (Arkansas - Oklahoma) basin, and from methane gas recovered from an Ohio landfill. Over the long-term, natural gas is expected to retain its competitiveness with alternative fuels; however, the costs of discovery and development of new sources of supply will influence prices.

Competition

Refer to the information appearing under the caption "Competitive Pressures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Capital Requirements

Refer to the information appearing under the caption "Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Environmental Matters

CINergy's utilities' 1995 construction expenditures for environmental compliance are forecasted to be $16 million. In addition, refer to the information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Employees

The number of employees of CINergy and its subsidiaries at December 31, 1994, was 8,868, of whom 5,019 belonged to bargaining units. These bargaining unit employees were represented by labor agreements between CG&E and its utility subsidiaries or Energy and the applicable union organization. Approximately 3,318 employees were represented by the International Brotherhood of Electrical Workers (IBEW), 475 were represented by the United Steelworkers of America (USWA), and 1,226 were represented by the Independent Utilities Union
(IUU).

The current contract between CG&E and the IUU will expire in March 1998. CG&E also has a three-year agreement with the USWA, expiring May 15, 1997. The agreements between CG&E and the IBEW local 1347 and between Energy and the IBEW local 1393 expire April 1, 1997, and April 30, 1996, respectively.




                                             ITEM 2.  PROPERTIES

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

In addition to the information further discussed herein, refer to the information appearing under the caption "New Generation" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

CG&E

CG&E wholly owns and operates seven steam electric generating units at two different stations and 20 rapid-start internal combustion generating units at four different stations. In addition, CG&E operates five commonly owned steam electric generating units at four different stations, in all of which CG&E has an undivided interest. CG&E also has an undivided interest in six commonly owned steam electric generating units at three separate stations which are not operated by CG&E. All of these properties are located in Ohio, with the exception of one of the jointly owned stations operated by CG&E which is located in Kentucky. CG&E-owned system generating capability as of December 31, 1994, was 5,374 mw.

CG&E's 1994 summer peak load, which occurred on July 20, was 4,326 mw, and its 1994 winter peak load, which occurred on January 18, was 4,077 mw, exclusive of off-system transactions. For the period 1995 through 2004, summer and winter peak load and kilowatt-hour (kwh) sales are each forecasted to have annual growth rates of 2%. These forecasts reflect CG&E's assessment of DSM, load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude non-firm power transactions and any potential off-system, long-term firm power sales.

As of December 31, 1994, CG&E's transmission system consisted of 388 circuit miles of 345,000 volt line, 604 circuit miles of 138,000 volt line, 475 circuit miles of 69,000 volt line, and 117 circuit miles of lesser volt line, all within the states of Ohio and Kentucky. In addition, as of December 31, 1994, CG&E's distribution system consisted of 14,388 circuit miles, all within the state of Ohio. As of the same date, CG&E's transmission substations had a combined capacity of 14,845,106 kilovolt-amperes, and the distribution substations had a combined capacity of 5,860,802 kilovolt-amperes. A portion of CG&E's total transmission system is jointly owned, primarily in connection with the previously mentioned jointly owned electric generating units.

During 1994, almost all of the electricity generated by units owned by CG&E or in which it has an ownership interest was produced by coal-fired generating units. Those units generate most of the electric requirements of CG&E and its subsidiaries.

CG&E owns two underground caverns, one with a seven million gallon capacity and one with an eight million gallon capacity, for the storage of liquid propane and related vaporization and mixing plants. Both of the storage caverns are located in Ohio and used primarily to augment CG&E's supply of natural gas during periods of peak demand and emergencies. CG&E also owns natural gas distribution systems consisting of 5,341 miles of mains and service lines in southwestern Ohio.

Energy

Energy operates six steam electric generating stations, one hydroelectric generating station, and 16 rapid-start internal combustion generating units, all within the state of Indiana. Energy owns all of the above, except for 49.95% of Gibson Generating Station Unit 5 which is jointly owned by WVPA (25%) and IMPA (24.95%). Energy-owned system generating capability as of December 31, 1994, was 5,800 mw.

Energy's 1994 summer peak load, which occurred on June 20, was 4,869 mw, and its 1994 winter peak load, which occurred on January 18, was 4,644 mw, exclusive of off-system transactions. For the period 1995 through 2004, summer and winter peak load and kwh sales are each forecasted to have annual growth rates of 2%. These forecasts reflect Energy's assessment of DSM, load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude non-firm power transactions and any potential off-system, long-term firm power sales.

As of December 31, 1994, Energy's transmission system consisted of 719 circuit miles of 345,000 volt line, 656 circuit miles of 230,000 volt line, 1,594 circuit miles of 138,000 volt line, and 2,426 circuit miles of 69,000 volt line, all within the state of Indiana. In addition, as of December 31, 1994, Energy's distribution system consisted of 19,012 circuit miles, all within the state of Indiana. As of the same date, Energy's transmission substations had a combined capacity of 21,450,755 kilovolt-amperes, and the distribution substations had a combined capacity of 6,051,420 kilovolt-amperes.

For the year ended December 31, 1994, 99% and 1% of Energy's kwh production were obtained from coal-fired generation and hydroelectric generation, respectively.

ULH&P

As of December 31, 1994, ULH&P owned 104 circuit miles of 69,000 volt electric transmission line, an electric distribution system consisting of 2,468 circuit miles, and a gas distribution system consisting of 1,190 miles of mains and service lines in northern Kentucky. ULH&P also owns a seven million gallon capacity underground cavern for the storage of liquid propane and a related vaporization and mixing plant and feeder lines, located in northern Kentucky and adjacent to one of the gas lines that transports natural gas to CG&E. The cavern and vaporization and mixing plant are used primarily to augment CG&E's and ULH&P's supply of natural gas during periods of peak demand and emergencies.




Other Subsidiaries

As of December 31, 1994, Lawrenceburg owned a gas distribution system consisting of 166 miles of mains and service lines in Indiana adjacent to the western part of CG&E's service area. Lawrenceburg is connected with and sells gas at wholesale to the city of Aurora, Indiana, and is also connected within Indiana with the lines of Texas Gas Transmission Corporation and Texas Eastern Transmission Corporation.

As of December 31, 1994, West Harrison owned a small electric distribution system consisting of 10 circuit miles in Indiana adjacent to CG&E's service area. As of the same date, Miami owned 40 miles of 138,000 volt transmission line connecting the lines of Louisville Gas and Electric Company with those of CG&E.

                                         ITEM 3.  LEGAL PROCEEDINGS

Merger Litigation

The original merger agreement between CG&E and Resources was amended in response to a June 1993 ruling by the IURC, which dismissed a petition by Energy for approval of the transfer of its license or property to CINergy Corp., an Ohio corporation. The IURC held that such transfer could not be made to a corporation incorporated outside of Indiana. The original structure provided that Resources, Energy, and CG&E would be merged into CINergy Corp. Under this structure, Energy and CG&E would have become operating divisions of CINergy Corp., ceasing to exist as separate corporations, and CINergy Corp. would not have been required to register as a public utility holding company under the PUHCA. Energy appealed the IURC's decision, and in October 1994, the Indiana Court of Appeals reversed the IURC's decision. This decision by the Indiana Court of Appeals did not alter the consummation of the merger establishing CINergy as a registered holding company.

Shareholder Litigation

In March 1993, in conjunction with a proposed tender offer for Resources, IPALCO Enterprises, Inc. filed suit in the United States District Court for the Southern District of Indiana, Indianapolis Division (District Court), against Resources, CINergy, James E. Rogers, Energy, and CG&E (IPALCO Action). The IPALCO Action was subsequently dismissed in November 1993. In March 1993 and in the weeks following, six suits with claims similar to the IPALCO Action were filed by purported shareholders of Resources (Shareholder Litigation). Four of the suits were filed in the District Court, and two were filed in state courts, although one of those two was subsequently consolidated with the four in the District Court.

In January 1994, the parties to the Shareholder Litigation executed a Stipulation and Agreement of Dismissal (Stipulation) settling and dismissing with prejudice all of the parties' claims except for plaintiffs' petitions for fees and expenses and defendants' right to object thereto. An agreement in principle has been reached in the Shareholder Litigation which contemplates that counsel for all plaintiffs will receive from Energy a portion of the fees and expenses claimed. The parties have agreed to provide notice to affected shareholders of a hearing during which the order on the fees and expenses will be considered by the District Court. Pending such order, the agreed upon fees and expenses will be deposited into an interest-bearing escrow account.

Fuel Litigation

(a) Amax Coal Company Energy has initiated several arbitration proceedings to resolve disputes, including disputes related to price and coal quality, which have arisen under long-term coal supply agreements between Amax Coal Company (Amax) and Energy. In October 1994, Energy and Amax entered into an interim agreement, effective through 1996, which provides, in part, that the price pursuant to the 3.6 million ton per year Wabash Mine long-term contract will remain fixed through 1995. During 1996, the price may be reduced as a result of arbitration, but it may not be increased. In addition, the parties agreed to waive all rights to recover damages or other amounts based upon the parties' claims against each other for past periods. Accordingly, the interim agreement eliminated any liability on the part of Energy to Amax's claims through 1995. The interim agreement also provides that the parties will arbitrate any remaining disputes during 1995. Such arbitration decisions will serve to establish various rights and obligations of the parties, and the price beginning in 1996.

(b) Exxon Corporation Energy was involved in litigation with Exxon Coal USA, Inc. and Exxon Corporation (Exxon) regarding the price for coal delivered under a coal supply contract. In June 1994, the United States Supreme Court denied Energy's request for review of a ruling by the United States Court of Appeals for the Seventh Circuit, which established the contract price at $30 per ton and reversed the trial court's decision holding that the price should be $23.266 per ton. The IURC has authorized Energy to recover the additional cost through the fuel adjustment clause process. In addition, in August 1994, Energy announced that it had resolved the two remaining lawsuits with Exxon related to coal quality, price and price components, and Exxon's claims against Energy for Energy's failure to take coal after Energy terminated its contract pursuant to a December 1992 court decision. This August 1994 settlement concluded all outstanding litigation between Energy and Exxon with no significant effect on Energy's financial condition.

In addition to the above litigation, see Notes 2 and 16(b), 16(c), 16(d), and 16(e) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.







EXECUTIVE OFFICERS OF THE REGISTRANT (at February 28, 1995)

                         Age at
                        Dec. 31,
         Name             1994          Office & Date Elected or in Job

Jackson H. Randolph        64      Chairman and Chief Executive Officer
                                     of CINergy, CG&E, and Energy - 1994
                                   Chairman, President and Chief Executive
                                     Officer of CG&E - 1993
                                   President and Chief Executive Officer
                                     of CG&E - 1986

James E. Rogers            47      Vice Chairman, President and Chief
                                     Operating Officer of CINergy - 1994
                                   Vice Chairman and Chief Operating
                                     Officer of CG&E and Energy - 1994
                                   Chairman and Chief Executive Officer
                                     of Resources - 1993
                                   Chairman, President and Chief Executive
                                     Officer of Energy - 1990
                                   Chairman, President and Chief Executive
                                     Officer of Resources - 1988
                                   Chairman and Chief Executive Officer of
                                     Energy - 1988

Terry E. Bruck             49      Group Vice President, Wholesale Power and
                                     Transmission Operations of CG&E - 1995
                                   Group Vice President, Wholesale Power
                                     and Transmission Operations of
                                     CINergy - 1994
                                   Vice President, Electric Operations of
                                     CG&E - 1988

Cheryl M. Foley            47      Vice President, General Counsel and
                                     Corporate Secretary of CG&E - 1995
                                   Vice President, General Counsel and
                                     Corporate Secretary of CINergy - 1994
                                   Vice President, General Counsel and
                                     Secretary of Resources and Energy - 1991
                                   Vice President and General Counsel of
                                     Resources - 1990
                                   Vice President and General Counsel of
                                     Energy - 1989

William J. Grealis 1/      49      Vice President of CINergy - 1995
                                   President, Gas Business Unit of CG&E - 1995
                                   President of Investments - 1995
                                   Partner - Akin, Gump, Strauss, Hauer
                                     & Feld - 1978 2/



EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

                         Age at
                        Dec. 31,
         Name             1994          Office & Date Elected or in Job

J. Wayne Leonard           44      Group Vice President and Chief
                                     Financial Officer of CG&E - 1995
                                   Group Vice President and Chief Financial
                                     Officer of CINergy - 1994
                                   Senior Vice President and Chief Financial
                                     Officer of Resources and Energy - 1992
                                   Vice President and Chief Financial
                                     Officer of Resources and Energy - 1989

John M. Mutz 3/            59      Vice President of CINergy - 1995 4/
                                   President of Energy - 1994
                                   President of Resources - 1993
                                   President - Lilly Endowment, Inc. 2/ - 1989

Stephen G. Salay           57      Group Vice President, Power Operations
                                     of CG&E - 1995
                                   Group Vice President, Power Operations of
                                     CINergy - 1994
                                   Vice President, Electric Production and
                                     Fuel Supply of CG&E - 1988

William L. Sheafer         51      Treasurer of CINergy and Energy - 1994
                                   Treasurer of CG&E - 1987

George H. Stinson          49      Vice President of CINergy - 1995 4/
                                   President of CG&E - 1994
                                   Vice President, Gas Operations of
                                     CG&E - 1991
                                   Manager, Gas Operations of CG&E - 1990
                                   Manager, CG&E's Miami Fort Station - 1980

Larry E. Thomas            49      Group Vice President, Reengineering and
                                     Operations Services of CG&E - 1995
                                   Group Vice President, Reengineering
                                     and Operations Services of CINergy - 1994
                                   Senior Vice President and Chief Operations
                                     Officer of Energy - 1992
                                   Senior Vice President and Chief Operating
                                     Officer, Customer Operations of Energy -
                                     1990
                                   Senior Vice President, Customer Operations
                                     of Energy - 1986




EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

                         Age at
                        Dec. 31,
         Name             1994          Office & Date Elected or in Job

Charles J. Winger          49      Comptroller of CG&E - 1995
                                   Comptroller of CINergy - 1994
                                   Comptroller of Resources - 1988
                                   Comptroller of Energy - 1984

Under the Amended and Restated Agreement and Plan of Reorganization (the Merger Agreement) by and among CG&E, Resources, Energy, and CINergy, a Delaware corporation, dated as of December 11, 1992, as amended on July 2, 1993, and as of September 10, 1993, Jackson H. Randolph will be entitled to serve as Chairman and Chief Executive Officer (CEO) of CINergy until November 30, 1995, and Chairman of CINergy until November 30, 2000. James E. Rogers will be entitled to serve as Vice Chairman, President and Chief Operating Officer of CINergy until November 30, 1995, at which time he will be entitled to serve as Vice Chairman, President and CEO.

None of the officers are related in any manner. Executive officers of CINergy are elected to the offices set opposite their respective names until the next annual meeting of the Board of Directors and until their successors shall have been duly elected and shall have been qualified.

1/ Prior to becoming President of Investments, Mr. Grealis was a partner in the Washington, D.C. law firm of Akin, Gump, Strauss, Hauer & Feld. In addition, prior to the merger, Mr. Grealis was President of PSI Investments, Inc. on an interim basis beginning in 1992.

2/    Non-affiliates of CINergy.

3/ Prior to becoming President of Resources, Mr. Mutz was president of Lilly Endowment, Inc., a private philanthropic foundation located in Indianapolis, Indiana, and also served two terms as lieutenant governor of Indiana.

4/ Mr. Mutz and Mr. Stinson were elected Vice Presidents of CINergy effective March 3, 1995.












                                                   PART II

                                   ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                                   EQUITY AND RELATED STOCKHOLDER MATTERS

CINergy's common stock is listed on the New York Stock Exchange and has unlisted trading privileges on the Boston, Chicago, Cincinnati, Pacific, and Philadelphia exchanges. As of February 6, 1995, CINergy's most recent dividend record date, there were 85,305 common shareholders of record.

Trading of CG&E's and Resources' common stock ended at the close of the market October 24, 1994. Trading of CINergy's common stock began upon the opening of the market October 25, 1994. The following table shows the high and low sales prices of CG&E's, Resources', and CINergy's common stock and the dividends declared per share by each company for the past two years:

                         High                    Low              Dividend (a)
                  1994         1993        1994      1993       1994     1993
CG&E
  4th Quarter    $23 3/8      $29 5/8     $21 7/8   $26 1/8    $.3272    $.43
  3rd Quarter     23 1/4       29          20 7/8    27 1/8     .43       .415
  2nd Quarter     23 7/8       27 3/4      21        24 1/4     .43       .415
  1st Quarter     27 3/4       27          23 5/8    23 7/8     .43       .415

Resources
  4th Quarter     23 1/2       27          22        24 1/2     .1805     .31
  3rd Quarter     23 1/8       26 1/4      20 3/4    23 1/2     .31       .28
  2nd Quarter     23 1/8       24 1/4      19 5/8    21 5/8     .31       .28
  1st Quarter     26 5/8       24 1/2      22 3/4    19 1/2     .31       .28

CINergy
  4th Quarter     24             -         20 3/4      -        .1028      -

(a) The prorated fourth quarter dividends for CG&E and Resources were determined by multiplying that portion of each company's regular dividend by a fraction equal to the number of days from their last respective common dividend payment dates (August 15, 1994, for CG&E, September 1, 1994, for Resources) to and including the closing date of the merger, divided by the number of days in the quarterly period for each respective company (92 for CG&E, 91 for Resources). These respective prorated dividends were in addition to, but paid separately from, the partial CINergy common stock dividend, which was determined by prorating CINergy's 43 cents per share quarterly dividend for the remainder of the quarter ending November 15, 1994.

Future increases in CINergy's common dividend will continue to be influenced by the financial conditions of CG&E and Energy.





                                          ITEM 6.  SELECTED FINANCIAL DATA

                                                      1994         1993        1992        1991        1990
                                      (in millions, except per share amounts)
Operating revenues (1)                               $2 924       $2 840      $2 634      $2 640      $2 547
Net income (1)                                          191           63         271         202         332
Common stock
  Earnings per share (1)                               1.30          .43        1.91        1.46        2.50
  Dividends declared per share                         1.50         1.46        1.39        1.33        1.26

Total assets                                          8 150        7 804       7 133       6 681       6 195
Cumulative preferred stock of
  subsidiaries subject to mandatory
  redemption (2)                                        210          210         210         192         118
Long-term debt                                        2 715        2 645       2 547       2 376       2 300
Long-term debt due within one year                       60           -           46         115          -
Notes payable                                           229          178         191          25          26

(1)  See Note 2 of the "Notes to Consolidated Financial Statements" in "Item 8.
     Financial Statements and Supplementary Data".

(2) Includes $39.5 million in 1991 and $3 million in 1990 to be redeemed within one year.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 16 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for discussions of material uncertainties.























             ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER CONSUMMATION

CINergy Corp. (CINergy or Company) was created for the October 1994 merger of The Cincinnati Gas & Electric Company (CG&E) and PSI Resources, Inc. (Resources) and is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The business combination was accounted for as a pooling of interests. Each outstanding share of common stock of Resources and CG&E was exchanged for 1.023 shares and one share, respectively, of CINergy common stock. Following the merger, CINergy became the parent holding company of CG&E and PSI Energy, Inc. (Energy), previously Resources' utility subsidiary. The outstanding preferred stock and debt securities of Energy, CG&E, and CG&E's utility subsidiaries were not affected by the merger.

FINANCIAL CONDITION

Competitive Pressures

Electric Utility Industry

Introduction The primary factor influencing the future profitability of CINergy is the changing competitive environment for energy services and the related commoditization of electric power markets. Changes in the industry include more competition in wholesale power markets and the imminent likelihood of "customer choice" by large industrial customers and, ultimately, by all retail customers. For an electric utility to be successful in this competitive environment, it is critical that regulatory reform keep pace with the competitive realities facing electric utilities and their customers. Strict adherence to traditional, cost-based rate of return regulation will significantly disadvantage a utility's ability to successfully compete to supply customer needs. For example, performance-based regulation (e.g., price caps) would likely add substantial flexibility for the franchise utility in the transition to a fully competitive environment.

Pressures for "Customer Choice" The granting of choice to end-user customers, commonly referred to as retail wheeling, would allow a customer within a particular utility's service territory to buy power directly from another source using the power lines of the local utility for delivery. The regulatory and legislative reform to facilitate this result is primarily driven by large industrial energy users' needs for low-cost power to remain competitive in the global marketplace. These industrial customers are intensifying their efforts to change the regulatory process that currently denies them access to lower-cost power. The current restrictions on access to low-cost power are exacerbated by cost-of-service regulation which has produced average industrial rates to customers that vary substantially across the United States (from approximately 3 cents per kilowatt-hour [kwh] to 10 cents per kwh).


Federal Law, the New Competitors, and the Commoditization of Electric Power Markets The Energy Policy Act of 1992 (Energy Act), the most comprehensive energy legislation enacted since the late 1970s, has essentially provided for open competition at the wholesale level. The Energy Act created a new class of wholesale power providers, exempt wholesale generators (EWGs), that are not subject to the restrictive requirements of the PUHCA nor the ownership restrictions of the Public Utility Regulatory Policies Act of 1978. However, due to excess capacity in the industry, EWGs have not yet significantly affected competition in the wholesale power market. To date, the primary impetus for increased wholesale competition has been the provision of the Energy Act that granted the Federal Energy Regulatory Commission (FERC) the authority to order wholesale transmission access. This provision, combined with the excess capacity in the bulk-power markets, has resulted in the emergence of power marketers and brokers.

Brokers are intermediaries between buyers and sellers (i.e., they do not take title to the power). Power marketers are entities licensed by the FERC to conduct bulk power trades at market-based prices. They manage portfolios of power contracts (which they have title to) and owned generation and package energy products for customers of bulk power, including price risk management contracts such as options on fixed price energy or guaranteed fixed price contracts.

As regulatory issues such as transmission pricing are resolved, power marketers and brokers will become more significant factors in wholesale power markets and, ultimately, the retail markets. With respect to transmission pricing, the FERC recently issued a policy statement indicating its intent to allow flexibility in pricing, permitting parties to submit either traditional, cost-based plans or pricing schemes based on non-traditional designs. The transmission pricing policy enumerates five principles that the FERC will consider in approving future proposals, including cost-based rates, adherence to the FERC's comparability standard, economic efficiency, fairness, and practicality.

States' Role in Customer Choice (Retail Wheeling) As discussed above, the Energy Act allows real competition in the wholesale power market; however, it prohibits the FERC from ordering utilities to provide transmission access to retail customers (retail wheeling) and is silent with respect to the states' role and authority in this issue.

Several states are currently reviewing retail wheeling proposals. In particular, the California Public Utilities Commission proposed a plan in 1994 that would allow all customers to choose their electric supplier by the year 2002. However, it is currently anticipated that implementation of this proposal could be substantially delayed due to the complex issues involved (e.g., exclusive use of a power pool run by an impartial third party vs. bilateral contract arrangements). In addition to California, Michigan regulators have proposed a limited retail wheeling experiment, and Wisconsin regulators are reviewing numerous proposals for restructuring that state's electric supply and related services. Connecticut regulators, on the other hand, recently decided to delay consideration of retail wheeling until new capacity is needed in the state (approximately the year 2007).

A significant issue for states and utilities to resolve with respect to retail wheeling is the regulatory treatment of any stranded investments, or costs without a customer. California's proposal and a recent proposal by the FERC contain mechanisms for recovery by the franchise utility of certain sunk costs or investments "stranded" by the loss of the monopoly franchise; however, there are numerous arguments being advanced against the collection of stranded costs. For example, there are concerns that an efficient competitive market cannot exist if regulators allow recovery in the future of all uncollected past costs. Given that the most severe electric competition is expected to be in the commodity sector, stranded costs are usually considered uneconomical generating property. In addition, stranded costs could include assets created by the actions of regulators (i.e., regulatory assets) under the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71), or operating costs such as fuel supply contracts. The substantial accounting implications from the loss of franchise territory and related regulatory protections are discussed further herein.

CINergy's Response to the Changing Competitive Environment CINergy supports increased competition in the electric utility industry. In fact, the foresight that competition was about to substantially increase and that retail wheeling was inevitable was a catalyst for the merger (which was announced in 1992). CINergy possesses certain competitive advantages (e.g., low-cost generation) that could be substantially eroded by restrictive regulations that lag the development of a competitive market and limit the Company's ability to preempt the competition in responding to customer needs. As such, CINergy has chosen to initiate the retail wheeling debate and be a leader in establishing the "ground rules" in its franchise area.

Energy recently announced its plans to offer its larger industrial customers some form of retail wheeling in Indiana. Energy plans to submit a proposal that would permit certain customers to choose their electric supplier. In return, Energy would require some form of reciprocal arrangement (i.e., the opportunity to similarly compete for customers of the selected supplier). Under this proposal, Energy would be free to negotiate specific contracts with customers who choose to give up the protection of the franchise obligation to serve. Energy intends for these contractual relationships to satisfy customer needs, while at the same time provide an appropriate risk-return relationship for investors. In addition to the above proposal, Energy, along with other Indiana utilities, proposed legislation in 1995 that would allow the Indiana Utility Regulatory Commission (IURC) to adopt alternative regulatory schemes such as performance-based regulation and the use of more flexible pricing mechanisms. Energy is also participating in a series of informal conferences sponsored by the IURC to discuss the consequences of competition and appropriate responses thereto.

With respect to Ohio, a retail wheeling bill was introduced in early 1994 that would have given customers the ability to purchase power from their provider of choice and would have required utilities to provide access to their transmission lines for delivery of the electric service. No action was taken on the bill in 1994; however, similar legislation may be introduced in 1995. CG&E is also participating in roundtable discussions being held by the Public Utilities Commission of Ohio (PUCO) to more fully consider the emerging competitive environment.

CINergy will continue to aggressively pursue any legislative or regulatory reforms necessary to provide the opportunity for its success in a competitive environment.

CINergy's Competitive Position As stand-alone companies, CG&E and Energy were well positioned to succeed in a more competitive environment -- as a combined organization, CINergy believes it is even better positioned to compete in such an environment. The merger (1) combines two low-cost providers, resulting in savings in nominal dollars of approximately $1.5 billion over the first 10 years; (2) enhances the companies' transmission capabilities; (3) diversifies the customer base; and (4) creates a financially stronger company -- all of which improve an already competitively strong position. CINergy's strategy will be to aggressively build on its cost advantage by continually focusing on flexible strategies that are directed toward reducing the cost structure and shifting the cost mix from fixed to variable. CG&E and Energy have industrial rates that are below the national average (based on 1993 data) and own generating plants that are consistently ranked among the most efficient in the country.

CINergy believes its low-cost position and strategic initiatives will allow it to maintain, and perhaps expand, its wholesale market share and its current base of industrial customers. Recent successes in these markets include Energy's 10-year agreement to serve the power needs of Blue Ridge Power Agency, a group of municipal utilities organized in Virginia, and CG&E's 14-year agreement to provide power to a municipal utility serving a portion of Cleveland, Ohio. Also, CG&E's and Energy's low industrial rates have produced regional leadership over the last five years (1989 through 1993) with respect to growth in industrial kwh sales.

In addition, CINergy intends to aggressively pursue the substantial opportunities that exist in the electricity markets for power marketing and brokering. These opportunities are being created by the increasing commoditization of electricity. CINergy believes that the ability to identify and manage various business risks and innovative packaging of power supply services and products based upon superior acquisition and analysis of information will be key factors that will ensure successful participation in these markets. CINergy's strategy for success in this business is to leverage the Company's understanding of customer needs and the intricacies of operating in power markets with new skills and expertise of operating in commodity markets that are being developed and selectively acquired from outside the industry.

Outsiders' View of CINergy's Competitive Position Major credit rating agencies have issued reports recognizing the increased risk in the electric utility industry due to competition. Specifically, in conjunction with fundamentally changing the way it evaluates the credit quality of electric utilities, Standard & Poor's has categorized each electric utility's business position in one of seven categories ranging from "Above Average" to "Below Average". As a result, Standard & Poor's placed Energy in the second highest category, "Somewhat Above Average", and CG&E in the third highest category, "High Average". In addition, Moody's recently issued a credit report stating its belief that Energy is well positioned to compete in a more competitive environment. At the same time, certain sell-side equity analysts have placed CINergy near the top of their lists of those best equipped to handle increasing competitive pressures. CINergy believes these actions support its position that its competitive strategy will be successful.

With respect to accessing financial markets for capital needs, U.S. utilities must compete for capital in world markets where some forecasts indicate that as much as $250 billion will be needed by the year 2000 for state-owned electricity privatization. These forecasts enforce CINergy's belief that regulatory reform establishing a market structure for utilities similar to that already existing in other countries is critical in order to successfully compete for not only customers, but also capital.

Despite the numerous published reports discussing the increased business risk that investors face from deregulation of the electric utility industry, the 1994 decline in electric utility stocks, taken as a whole, can be substantially attributed to historical relationships of common stock prices to changes in interest rates. Therefore, electric utility stocks could see additional pressures to reflect the increased fundamental business risk as markets become more workably competitive, particularly, without regulatory recognition through higher allowed returns and increased flexibility (e.g., price caps) in order to compete. On the other hand, there is an increasingly large disparity between the fundamental valuation measures (e.g., yield, market-to-book ratio) of low-cost producers, like CINergy, and high-cost producers. For example, it should be noted that the merger of Resources and CG&E combined two utilities whose common stocks have outperformed the industry average for the five-year period 1990 through 1994.

Gas Utility Industry

Customer Choice Energy's retail wheeling proposal discussed above is consistent with a recent step taken by CG&E to extend a program to its natural gas customers that is the equivalent of electric retail wheeling. For several years, large-volume commercial and industrial customers in Ohio and Kentucky have been able to purchase natural gas directly from suppliers and have it transported by CG&E or The Union Light, Heat and Power Company (ULH&P). In September 1994, CG&E implemented a new firm transportation service which allows all non-residential customers of CG&E to purchase gas directly from suppliers, up to approximately 5% of CG&E's peak load. The suppliers assume the risk and obligation associated with supplying the contractual volumes, while CG&E retains responsibility for delivering the gas through its distribution system. This new service affords commercial and industrial customers greater choice in competitively contracting for their energy requirements.

Order 636 In April 1992, the FERC issued Order 636, which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 mandated changes to the way CG&E and ULH&P purchase gas supplies and contract for transportation and storage services, resulting in increased risks in meeting the gas demands of their customers.

CG&E and ULH&P are responding to the supply risks and opportunities of Order 636 by introducing innovations to their supply strategy including contracting with major southwest producers for firm gas supply agreements with flexible, extremely market sensitive pricing, marketing short-term unused pipeline capacity and storage gas to other companies throughout the country through use of electronic bulletin boards, and restructuring their allotment of interstate pipeline capacity among delivering pipelines.

Order 636 also allowed pipelines to recover transition costs they incurred in complying with the order from customers, including CG&E and ULH&P. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its domestic and industrial customer groups providing for recovery of these pipeline transition costs. CG&E is presently recovering its Order 636 transition costs pursuant to a PUCO approved tariff. ULH&P recovers such costs through its gas cost recovery mechanism.

Substantial Accounting Implications

A potential outcome of the changing competitive environment could be the inability of regulated utilities to continue application of Statement 71, the linchpin of regulated industry accounting, which allows the deferral of costs (i.e., regulatory assets) to future periods based on assurances of a regulator as to the recoverability of the costs in rates charged to customers. In connection with assessing the financial exposure related to stranded costs, regulatory assets would have to be evaluated to determine the portion for which deferral could be continued based on the existence of the necessary regulatory assurances.

Although CINergy's current regulatory orders and regulatory environment fully support the recognition of its regulatory assets, the ultimate outcome of the changing competitive environment could result in CINergy discontinuing application of Statement 71 for all or part of its business. Such an event would require the write-off of the portion of any regulatory asset for which no regulatory assurance of recovery continues to exist. No evidence currently exists that would support a write-off of any portion of CINergy's regulatory assets. CINergy intends to pursue competitive strategies that would mitigate the impact of this issue on the financial condition of the Company (see Note 1(c) of the "Notes to Consolidated Financial Statements" in "Item 8.
Financial Statements and Supplementary Data" for a summary of regulatory assets as of December 31, 1994).

Securities Ratings

As a result of the merger, the ratings of CG&E's, Energy's, and ULH&P's senior securities continue to be on review for possible upgrade. CG&E, Energy, and ULH&P have been placed on Standard & Poor's ratings watch, while CG&E and Energy have been placed on Duff & Phelps' ratings watch. In addition, Fitch Investors Service, Inc. (Fitch) raised CG&E's and Energy's first mortgage bonds ratings to A- from BBB+ and preferred stock ratings to BBB+ from BBB, in May 1994 and February 1995, respectively. The Fitch ratings reflect the low-cost generation and competitive retail rates of both companies combined with CG&E's limited reliance on wholesale markets and the resolution of rate proceedings and litigation associated with cost disallowance at the Wm. H. Zimmer Generating Station (Zimmer). Additionally, the Fitch ratings reflect Energy's decreases in projected capital expenditures and deferral of plant construction. The Fitch ratings also incorporate the IURC's acceptance in February 1995 of a settlement agreement between Energy and certain intervenors concerning Energy's petition for a retail rate increase, as further discussed herein. CINergy's goal is to achieve at least an "A" credit rating on its subsidiaries' senior securities.

The current ratings are provided in the following table:

                                Duff &                            Standard
                                Phelps      Fitch       Moody's   & Poor's

CG&E
  First Mortgage Bonds            BBB+        A-         Baa1       BBB+

  Preferred Stock                 BBB        BBB+        baa2       BBB

ENERGY
  First Mortgage Bonds and
    Secured Medium-term Notes     BBB+        A-         Baa1       BBB+

  Preferred Stock                 BBB        BBB+        baa2       BBB

ULH&P
  First Mortgage Bonds         Not rated   Not rated     Baa1       BBB+

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Significant Achievements

Highlights of 1994 include the following key accomplishments:

. Following receipt of support from all state regulatory commissions and approval by the FERC and the Securities and Exchange Commission (SEC), CG&E and Resources consummated the merger in October 1994;

. In April 1994, the PUCO approved a settlement agreement which permits CG&E to retain all electric non-fuel operation and maintenance expense savings from the merger (Non-fuel Merger Savings) until 1999 in exchange for a moratorium on increases in base electric rates until January 1, 1999;

. In February 1995, the IURC approved a December 1994 settlement agreement entered into by Energy and certain intervenors concerning Energy's petition for a retail rate increase that includes provisions to satisfactorily address the effects of significant future regulatory lag (i.e., earnings attrition) and the allocation of its portion of merger savings between Energy's customers and CINergy's shareholders;

. In December 1994, CINergy raised approximately $160 million in connection with the public issuance of nearly 7.1 million shares of common stock at a substantial premium to the market price at the beginning of the offering period;

. In July 1994, Energy filed with the IURC for an additional retail rate increase to recover, among other things, the costs of two capital projects previously approved by the IURC, and Energy anticipates an order in this proceeding in the second quarter of 1996;

. Fitch raised CG&E's and Energy's first mortgage bonds ratings to A- from BBB+ and preferred stock ratings to BBB+ from BBB in May 1994 and February 1995, respectively;

. During the first quarter of 1994, CG&E refinanced $305 million of long-term debt to save approximately $8 million in annualized interest costs;

. CG&E renegotiated a contract for the transportation of coal to CG&E's generating stations which extends service through the year 2000 and will save CG&E's and ULH&P's electric customers approximately $6 million per year; and

. Both Energy's and CG&E's 1994 delivered fuel costs per million Btu were the lowest these costs have been in the past 10 years.

Regulatory Matters

Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgement over CINergy's ownership of the gas operations for a period of three years. In November 1994, the SEC requested comments on the modernization of the PUHCA given the industry's movement toward a more competitive environment, including whether or not a utility registered under the PUHCA may own a combination system (i.e., electric and gas). CINergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval to retain the gas portion of the business. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. Further, CINergy believes that divestiture of the gas operations, if required, would not have a material effect on merger savings.

IURC Order - Energy's Retail Rate Proceeding and Merger Savings Allocation Plan On February 17, 1995, the IURC issued an order (February 1995 Order) approving a settlement agreement entered into by Energy, the Office of the Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc., and the PSI-Industrial Group concerning Energy's petition for a $93 million retail rate increase ($103 million including carrying costs attributable to certain environmental expenditures not included in Energy's base retail electric rates) and Energy's previously filed plan for the allocation of its portion of merger savings between Energy's customers and CINergy's shareholders.

The February 1995 Order authorizes Energy to increase annual retail rates $33.6 million, effective February 1995. The increase excludes reductions for customer credits for Non-fuel Merger Savings and increases for carrying costs attributable to certain environmental expenditures not included in Energy's base retail electric rates, both of which are further discussed herein. The increase includes the recovery of the costs of postretirement benefits other than pensions on an accrual basis, the recovery of demand-side management
(DSM) expenditures, the recovery of a portion of amounts deferred for allowance for funds used during construction (AFUDC) continuation and depreciation expense, and the adoption of lower depreciation rates, which will reduce annual depreciation expense by approximately $30 million. This rate increase reflects an 11.9% return on common equity with an 8.25% overall rate of return on net original cost rate base.

Additionally, the February 1995 Order provides a mechanism to allocate Energy's share of net Non-fuel Merger Savings through December 31, 1997, between Energy's customers and CINergy's shareholders. CINergy currently anticipates that the estimated nominal merger savings of $1.5 billion will be apportioned approximately equally between CG&E and Energy. In essence, the mechanism guarantees Energy's customers 50% of Energy's portion of the projected net Non-fuel Merger Savings. Energy's customers will receive these merger savings via credits to base rates of $4.4 million in 1995, an additional $2.2 million in 1996, and an additional $2.4 million in 1997.
After 1997, the accumulated credits will continue until the effective date of an order in an Energy general retail rate proceeding. Energy will have to achieve these levels of merger savings in order to realize the 11.9% return on equity. This arrangement for sharing of merger savings allows Energy to recover its portion of transaction costs (currently estimated at $27 million) and costs to achieve merger savings (currently estimated at $21 million) over a 10-year period.

The February 1995 Order also provides Energy with a financial incentive to achieve, or exceed, merger savings projections and enhance operating efficiencies by allowing Energy to earn up to a 13.25% return on common equity until the effective date of an order in connection with Energy's July 1994 retail rate petition, which is currently pending before the IURC. Energy expects an order in this proceeding in the second quarter of 1996. Upon the effective date of an order relating to the July 1994 retail rate petition, the February 1995 Order provides Energy an opportunity to earn an additional 100 basis points above the common equity return to be granted by the IURC in such rate proceeding until December 31, 1997. In order to be eligible for such additional earnings, Energy must meet certain service-related conditions. Any mechanism for sharing of merger savings after December 31, 1997, will be determined in subsequent regulatory proceedings.

Finally, the February 1995 Order includes ratemaking and accounting mechanisms to address regulatory lag. The February 1995 Order approves Energy's proposal for current recovery of carrying costs associated with environmental compliance projects and the applicable portion of the Wabash River Clean Coal Project (Clean Coal Project) not included in Energy's base retail electric rates. The Clean Coal Project, which is located at the Wabash River Generating Station, is a 262-megawatt clean coal power generating facility planned to be placed in service during the third quarter of 1995. This ratemaking treatment, including the IURC's March 8, 1995, order approving Energy's request to earn a cash return on additional construction work in progress amounts, resulted in cumulative rate increases of approximately 3%. The February 1995 Order also includes provisions for the deferral of certain operating costs associated with the Clean Coal Project, together with the debt component of carrying costs thereon, and continued accrual of the debt component of carrying costs (to the extent not reflected in rates currently) and deferral of depreciation expense on the Clean Coal Project and a scrubber at Gibson Generating Station (Gibson) until the projects' costs are fully reflected in retail electric rates.

The February 1995 Order approving the settlement agreement resolved a major uncertainty as to the ultimate level and timing of the rate increase. Additionally, the order substantially mitigated Energy's risk of not being able to achieve its allowed return on common equity due to the earnings attrition resulting from the completion of two major construction projects within a nine-month period. Finally, the February 1995 Order provides Energy a realistic opportunity to retain a portion of merger savings for shareholders.

Energy's July 1994 Retail Rate Petition In addition to the rate petition addressed in the February 1995 Order, Energy filed a petition in July 1994 with the IURC for a retail rate increase to recover, among other things, the costs of the Clean Coal Project and the scrubber at Gibson which was placed in service in September 1994. These two projects were previously approved by the IURC. Energy initially estimated a rate increase of 8%. Energy is currently evaluating how the rate settlement and the ability to earn a cash return during construction on certain projects, as previously discussed, will affect the estimated rate increase. Energy intends to file testimony supporting its rate increase request in May 1995 and, as previously discussed, anticipates an order in the second quarter of 1996. Assuming this petition is satisfactorily addressed by the IURC, CINergy's objective is to manage costs in order to eliminate the need for additional rate relief by Energy until the next century. Energy cannot predict what action the IURC may take with respect to the proposed rate increase.

CG&E Rate Matters and Merger Savings During the last three years, CG&E has received a number of electric and gas rate increases. The primary reasons for the electric rate increases were recovery of CG&E's investments in Zimmer and the Woodsdale Generating Station (Woodsdale). The gas rate increases reflect investments in new and replacement gas mains and facilities.

In a May 1992 order (May 1992 Order), the PUCO authorized CG&E to begin recovering the cost of Zimmer through an increase in electric revenues of $116.4 million to be phased in over a three-year period through annual increases beginning each May of $37.8 million in 1992, $38.8 million in 1993, and $39.8 million in 1994. In this same order, the PUCO also disallowed from rates approximately $230 million, representing costs related to Zimmer for nuclear fuel, nuclear wind-down activities during the conversion to a coal-fired facility, and a portion of the AFUDC accrued on Zimmer.

Pursuant to an appeal by CG&E of the May 1992 Order, the Supreme Court of Ohio (Court) ruled in November 1993 (November 1993 Ruling) that the PUCO did not have the authority to order a phase-in of amounts granted in a rate proceeding and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. However, the Court upheld the PUCO's disallowance of Zimmer costs, and, as a result, CG&E wrote off Zimmer costs of approximately $223 million, net of taxes, in the fourth quarter of 1993.

In April 1994, the PUCO issued an order approving a settlement agreement between CG&E, the PUCO Staff, the Ohio Office of Consumers' Counsel, and other intervenors which addressed the issues raised in the November 1993 Ruling. As part of the settlement, CG&E did not seek early implementation of the third phase of the authorized rate increase and will not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven-year period as contemplated in the May 1992 Order.
In addition, CG&E agreed to a moratorium on increases in base electric rates until January 1, 1999 (except under certain circumstances), and, in return, is allowed to retain all PUCO electric jurisdictional Non-fuel Merger Savings until 1999.

In an August 1993 order (August 1993 Order), the PUCO approved a stipulation providing for annual increases of approximately $41 million (5%) in electric revenues and $19 million (6%) in gas revenues that were effective immediately. The August 1993 Order precludes CG&E from increasing gas base rates prior to June 1, 1995, except for rate filings made under certain circumstances.

In 1994, CG&E expensed $32 million of merger transaction costs and costs to achieve merger savings applicable to its PUCO electric jurisdiction. The remaining merger-related costs allocable to PUCO electric jurisdictional customers will be expensed as incurred. CG&E and its utility subsidiaries intend to continue deferring the non-PUCO electric jurisdictional portion of merger transaction costs and costs to achieve merger savings (current estimate of $14 million) for future recovery in customer rates.

ULH&P Rate Matters In mid-1993, the Kentucky Public Service Commission (KPSC) issued orders authorizing ULH&P to increase annual gas revenues by $4.2 million.

In exchange for the KPSC's support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case and extending to January 1, 2000. The KPSC also required CG&E and ULH&P to agree that, for 12 months from consummation of the merger, no filings will be made to adjust CG&E's base purchase power rate charged to ULH&P or ULH&P's base electric rates.

Environmental Issues

Clean Air Act Amendments of 1990 (CAAA) The acid rain provisions of the CAAA require reductions in both sulfur dioxide and nitrogen oxide emissions from utility sources. Reductions of these emissions are to be accomplished in two phases. Compliance under Phase I was required by January 1, 1995, and Phase II compliance is required by January 1, 2000. To achieve the sulfur dioxide reduction objectives of the CAAA, emission allowances have been allocated by the United States Environmental Protection Agency (EPA) to affected sources (e.g., CINergy's electric generating units). Each allowance permits one ton of sulfur dioxide emissions. The CAAA allows compliance to be achieved on a national level, which provides companies the option to achieve this compliance by reducing emissions and/or purchasing emission allowances.

CINergy's operating strategy for Phase I is based upon the compliance plans developed by Energy and CG&E and approved by the state utility commissions of Indiana and Ohio. CINergy's compliance with Phase I sulfur dioxide reduction requirements includes increasing the sulfur dioxide removal rate of CG&E's East Bend Generating Station Unit 2 scrubber, the addition of one scrubber on Energy's Gibson Unit 4, installation of flue-gas conditioning equipment on certain units, upgrading certain precipitators, implementation of DSM programs, burning lower-sulfur coal at some of its major coal-fired generating stations, and inclusion of the value of emission allowances in the economic dispatch process. All required modifications to CINergy's generating units to implement the compliance plans have been completed and tested and are operational. To meet nitrogen oxide reductions required by Phase I, CINergy installed low-nitrogen oxide burners at certain stations. In addition, the successful operation of Energy's Clean Coal Project will further reduce sulfur dioxide and nitrogen oxide emissions.

To comply with Phase II sulfur dioxide requirements, CINergy's current compliance strategy includes a combination of switching to lower-sulfur coal blends and utilizing its emission allowance banking strategy. This cost effective strategy will allow CINergy to meet Phase II sulfur dioxide reduction requirements while maintaining optimal flexibility to meet potentially significant future environmental demands or changes in output due to increased customer choice. CINergy intends to utilize its emission allowance banking strategy to the extent a viable emission allowance market is available. However, the availability and economic value of emission allowances over the long-term is still uncertain. In the event the market price for emission allowances or lower-sulfur coal increases substantially from current estimates, CINergy could be forced to consider high-cost capital intensive options (e.g., installing additional scrubbers).

To meet nitrogen oxide reductions required by Phase II, CINergy may install low-nitrogen oxide burners on certain affected units. In addition, CINergy is investigating the use of a nitrogen oxide emission averaging strategy for meeting the Phase II requirements. However, this strategy may be impacted by the delayed release of final nitrogen oxide compliance rules.

CINergy is forecasting CAAA compliance capital expenditures of $130 million during the 1995 through 1999 period. In addition, operating costs may also increase due to higher fuel costs (e.g., higher-quality, lower-sulfur coal, increased use of natural gas) and maintenance expenses.

Manufactured Gas Plants - Energy Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former MGP sites in Indiana, including, but not limited to, sites previously owned by Energy. Energy has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company [IGC]).

In April 1993, IGC filed testimony with the IURC seeking recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which it has an interest, including sites acquired from Energy. In its testimony, IGC stated that it would also seek to recover a portion of these costs from other Potentially Responsible Parties (PRP), including previous owners, pursuant to its rights of contribution under the Comprehensive Environmental Response, Compensation and Liability Act
(CERCLA). IGC has informed Energy of the basis for IGC's position that Energy, as a PRP under CERCLA, should contribute to IGC's response costs related to investigating and remediating contamination at MGP sites which Energy sold to IGC. The IURC has not ruled on IGC's petition. In its July 1994 retail rate petition, Energy is seeking approval to defer, and subsequently recover through rates, any costs it incurs for investigation and remediation of previously owned MGP sites.

With the exception of one site, Shelbyville, it is premature for Energy to predict the nature, extent, and costs of, or Energy's responsibility for, any environmental investigations and remediations which may be required at other MGP sites owned, or previously owned, by Energy. With respect to the Shelbyville site, for which Energy and IGC are sharing the costs and based upon environmental investigations and remediation completed to date, Energy believes that any further required investigation and remediation will not have a material adverse effect on its financial condition or results of operations.

Manufactured Gas Plants - CG&E and its Utility Subsidiaries Lawrenceburg Gas Company (Lawrenceburg), a wholly-owned subsidiary of CG&E, also has an MGP site which is under investigation to determine a remediation strategy. Total cleanup cost is currently estimated to be approximately $750,000.
Lawrenceburg has applied to have the site included in the Indiana Department of Environmental Management's voluntary cleanup program. CG&E and its utility subsidiaries are aware of other potential sites where MGP activities may have occurred at some time in the past. None of these sites are known to present a risk to the environment. Except for the Lawrenceburg site, neither CG&E nor its utility subsidiaries have undertaken responsibility for investigating other potential MGP sites.

United Scrap Lead Site The EPA alleges that CG&E is a PRP under the CERCLA liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so named. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under the CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning up the site, estimated by the EPA to be $27 million of which CG&E estimates its portion to be immaterial to its financial condition or results of operations.

Global Climate Change Concern has been expressed by environmentalists, scientists, and policymakers as to the potential climate change from increasing amounts of "greenhouse" gases released as by-products of burning fossil fuel and other industrial processes. In response to this concern, in October 1993, the Clinton Administration announced its plan to reduce greenhouse gases to 1990 levels by the year 2000. The plan calls for the reduction of 109 million metric tons of carbon equivalents of all greenhouse gases. Initially, the plan relies largely on voluntary participation of many industries, with a substantial emissions reduction contribution expected from the utility industry. Numerous utilities, including Energy and CG&E, have agreed to study and implement voluntary, cost-effective greenhouse gas emission control programs. CINergy signed a voluntary reduction agreement with the United States Department of Energy (DOE) in February 1995. CINergy's voluntary participation will include a least-cost, market-oriented program composed of residential, commercial, and industrial DSM programs, energy efficiency improvements, research and development projects, and arrangements with other sources through on- and off-system pollution prevention measures. The DOE and the Clinton Administration have stated they will monitor the progress of industry to determine whether targeted reductions are being achieved. If the Clinton Administration or Congress should conclude that further reductions are needed, legislation requiring utilities to achieve additional reductions is possible.

Air Toxics The air toxics provisions of the CAAA exempt fossil-fueled steam utility plants from mandatory reduction of 189 listed air toxics until the EPA completes a study, expected in November 1995, on the risk of these emissions on public health. If additional air toxics regulations are established, the cost of compliance could be significant. CINergy cannot predict the outcome or the effects of this EPA study.

CAPITAL REQUIREMENTS

Construction

General For 1995, construction expenditures for the CINergy system are forecasted to be $300 million, and over the next five years (1995 through 1999), are forecasted to be approximately $2.1 billion. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may change significantly.)

New Generation In 1992, the DOE approved for partial funding a joint proposal by Energy and Destec Energy, Inc. (Destec) for a 262-megawatt clean coal power generating facility to be located at Energy's Wabash River Generating Station. In 1993, the IURC issued "certificates of need" for the project. The total project cost, including construction, Destec's operating costs for a three-year demonstration period, and Energy's operating costs for a one-year demonstration period, was originally estimated to be $550 million. The DOE originally awarded the project up to $198 million. During 1994, the total project cost was revised to $592 million with the DOE award increasing to $219 million. Of this revised amount, Energy will receive approximately $58 million from the DOE to be used to offset project costs. The remainder of the project costs will be funded by Energy and Destec, with Energy's portion being approximately $84 million in construction costs and approximately $9 million in operating costs, including fuel, during the one-year demonstration period. During 1994, the IURC approved the increased estimate in costs. The project is currently under construction, and the demonstration period is expected to commence in the third quarter of 1995. Once the facility is operational, Energy's 25-year contractual agreement with Destec requires Energy to pay Destec a fixed monthly fee plus certain monthly operating expenses. Over the next five years (1995 through 1999), the fixed fee will total $56 million, and the variable fee is estimated at $95 million. As previously discussed, Energy received authorization in the February 1995 Order to defer these costs for subsequent recovery in an IURC order associated with Energy's July 1994 retail rate petition.

In November 1994, CG&E began construction of a 100-megawatt combustion turbine generating unit to be located at Woodsdale. The unit is scheduled to be in service to meet peak demand by the summer of 1998.

Other

Mandatory redemptions of long-term debt and cumulative preferred stock total $491 million during the 1995 through 1999 period. Additionally, funds are required to make a payment of $80 million in accordance with the settlement of Energy's Wabash Valley Power Association, Inc. (WVPA) litigation. This payment is not currently expected to occur before 1996 (see Note 16(c) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

The first mortgage bond indentures of both CG&E and ULH&P provide that so long as any series of bonds issued prior to 1976 and 1978, respectively, are outstanding, CG&E and ULH&P will pay to the trustee as a Maintenance and Replacement Fund (M&R Fund), on or before April 30 of each year, in cash, unfunded property additions, or principal amount of first mortgage bonds of any series issued under the mortgages, a formularized amount related to the net revenues of CG&E and ULH&P. For 1994, the M&R Fund requirements (payable on or before April 30, 1995) for CG&E and ULH&P are approximately $114 million and $5 million, respectively.

Most of CG&E's and ULH&P's first mortgage bonds are redeemable at par value, plus accrued interest, through cash deposited to satisfy the annual M&R Fund requirement. On March 24, 1995, CG&E announced its intention to redeem, beginning May 1, 1995, $114 million principal amount of its 10.125% and 9.70% first mortgage bonds at par with cash deposited in the M&R Fund. ULH&P also announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the M&R Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

CG&E and ULH&P will continue to evaluate the use of this provision of their mortgage indentures for the possible redemption of first mortgage bonds in future years.

CINergy currently forecasts approximately $290 million for DSM expenditures, primarily related to Energy, during the 1995 through 1999 period. The February 1995 Order authorized Energy to amortize and recover DSM expenditures deferred through July 1993 ($35 million), together with carrying costs, over a five-year period commencing in February 1995. Deferred DSM expenditures as of February 1995, which are not included for recovery in the February 1995 Order will continue to be deferred, with carrying costs, for recovery in subsequent rate proceedings. In addition, base retail electric rates will include recovery of $23 million of DSM expenditures on an annual basis. Future deferral of DSM expenditures will be the amount by which actual annual expenditures exceed the base level of $23 million. If DSM expenditures in any calendar year are less than the $23 million in base rates, the unamortized balance of deferred DSM expenditures would be reduced by such difference. In the PUCO's August 1993 Order, CG&E was authorized to recover approximately $5 million of costs associated with DSM programs for domestic customers. The PUCO has also permitted CG&E to defer future expenditures of approved DSM programs, with carrying costs, for future recovery. In addition, CG&E has applications pending for approval by the PUCO for deferral of the costs of additional DSM programs.

CAPITAL RESOURCES

CINergy currently projects that internal generation of funds will be adequate to finance substantially all of its capital needs during the 1995 through 1999 period. CINergy projects that its need, if any, for external funds during this period will primarily be for the refinancing of long-term debt and preferred stock, as previously discussed. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may change significantly.)

Common Stock In December 1994, CINergy publicly issued approximately 7.1 million shares of common stock under a shelf registration statement for the sale of up to eight million shares. The net proceeds of approximately $160 million were contributed to the equity capital of Energy for general corporate purposes, including repayment of short-term indebtedness incurred for construction financing.

Long-term Debt and Preferred Stock CINergy's utility subsidiaries currently have existing shelf registration statements which permit the sale of up to $605 million of long-term debt and state regulatory authority to issue up to $298 million of this long-term debt. CINergy's utility subsidiaries have applications pending before the PUCO and the KPSC for authority to issue up to an additional $555 million of long-term debt. Additionally, these subsidiaries had effective shelf registration statements and regulatory authority to issue up to $40 million of preferred stock. These subsidiaries will request regulatory approval to issue additional amounts of debt securities and preferred stock as needed.

Short-term Debt The operating subsidiary companies of CINergy have authority to borrow up to $575 million as of December 31, 1994. In connection with this authority, CINergy's subsidiaries have established unsecured lines of credit (Committed Lines) which currently permit borrowings of up to $343 million, of which $208 million remained unused. CG&E and Energy also issue commercial paper from time to time. All outstanding commercial paper is supported by Committed Lines of the respective companies. Additionally, this authority allows the subsidiary companies of CINergy to arrange for additional short-term borrowings with various banks on an "as offered" basis (Uncommitted Lines). All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

Additionally, CINergy has a $100 million credit facility which expires on September 27, 1997, of which $25 million remained unused at December 31, 1994. The facility may be increased to a maximum of $300 million, and the Company has an annual option of extending the term of the facility by one year. This credit facility will be used for general corporate purposes and funding non-utility business ventures.

INFLATION

Over the past several years, the rate of inflation has been relatively low. CINergy believes that the recent inflation rates do not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

DIVIDEND RESTRICTIONS

See Notes 5 and 7 of the "Notes to Consolidated Financial Statements" in
"Item 8. Financial Statements and Supplementary Data" for a discussion of the restrictions on common dividends.

RESULTS OF OPERATIONS

Nonrecurring Charges

In 1994, CINergy recognized charges to earnings of approximately $79 million ($56 million, net of taxes) or 38 cents per share primarily for certain merger costs and other costs which the Company does not expect to recover from customers due to rate settlements related to securing support for the merger. The charges include the PUCO electric jurisdictional portion of merger transaction costs and costs to achieve merger savings incurred through December 31, 1994, previously capitalized information systems development costs, and severance benefits to former officers of CG&E and Energy. Of the total $79 million charge, $62 million is reflected in "OPERATING EXPENSES - Other operation" and $17 million is reflected in "OTHER INCOME AND EXPENSES - NET" (see Note 18 of the "Notes to Consolidated Financial Statements" in
"Item 8.  Financial Statements and Supplementary Data").

In 1993, CINergy recognized charges to earnings of approximately $260 million ($239 million, net of taxes) or $1.66 per share for the write-off of a portion of Zimmer and costs in connection with IPALCO Enterprises, Inc.'s hostile takeover attempt of Resources prior to the merger. These charges are reflected in "OTHER INCOME AND EXPENSES - NET".

Kwh Sales

CINergy's total kwh sales in 1994, as compared to 1993, increased 2.9% due in large part to non-firm power sales for resale reflecting third party short-term power sales to other utilities through Energy's system and direct power sales by Energy to other utilities. This increase was partially offset by CG&E's reduced power sales to other utilities in 1994. Also significantly contributing to the total kwh sales levels were increased retail sales to industrial customers. This increase reflects growth in the primary metals and transportation equipment sectors. Commercial sales increased due, in part, to new customers. A decrease in domestic sales resulted from the milder weather experienced during the third and fourth quarters of 1994.

A return to more normal weather contributed to the 4.4% increase in total kwh sales in 1993, as compared to 1992. In addition, growth in the primary metals and transportation equipment sectors resulted in increased industrial sales. Partially offsetting these increases was a reduction in non-firm power sales for resale, which reflected a significant decrease in Energy's sales associated with third party short-term power sales to other utilities through Energy's system.

The reduction of firm power sales for resale in 1992 was responsible, in part, for a 2.5% decrease in total kwh sales, as compared to 1991. Reflected in this decrease was the reduction of Energy's firm power sales to WVPA and the Indiana Municipal Power Agency (IMPA) as they served more of their customers' requirements from their portion of the jointly owned Gibson Unit 5. Additionally, beginning in August 1992, WVPA substantially reduced its purchases associated with an interim scheduled power agreement between Energy and WVPA. The decrease in domestic and commercial sales due to the milder weather experienced during the 1992 cooling season was significantly offset by continued growth in industrial sales.


















Year-to-year changes in kwh sales for each class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1994        1993       1992
   Retail
     Domestic. . . . . . . . . . . . . . .   (1.7)%      10.3%      (6.6)%
     Commercial. . . . . . . . . . . . . .    1.9         6.3       (1.5)
     Industrial. . . . . . . . . . . . . .    4.6         4.2        5.7

   Total retail. . . . . . . . . . . . . .    1.6         6.9        (.8)

   Sales for resale
     Firm power obligations. . . . . . . .    2.5         2.6      (26.3)
     Non-firm power transactions . . . . .   13.3       (10.9)      (1.6)

   Total sales for resale. . . . . . . . .   10.0        (7.2)      (9.9)

   Total sales . . . . . . . . . . . . . .    2.9         4.4       (2.5)

CINergy currently forecasts a 2% annual compound growth rate in kwh sales over the 1995 through 2004 period. This forecast reflects the effects of DSM and excludes non-firm power transactions and any potential off-system, long-term firm power sales.

Mcf Sales and Transportation

The milder weather experienced in 1994 contributed to a decrease in domestic and commercial gas sales volumes and led to the decrease in total Mcf sales and transportation of 1.2%. The leading reason for an increase in gas transportation services was additional demand for gas transportation services by industrial customers, mainly in the primary metals sector.

The increase in retail Mcf sales of 5.4% in 1993, when compared to 1992, was primarily attributable to higher domestic and commercial sales volumes as a result of the return to more normal weather during the 1993 heating season and the addition of a number of customers to CG&E's gas system during the year. Gas transportation volumes for 1993 increased largely as a result of additional industrial demand for gas transportation services in the primary metals sector. The increase in Mcf transported more than offset the decrease in Mcf sold to industrial customers.

In 1992, total gas sales and transportation volumes increased 7.3%, as compared to 1991. Contributing to the increase in total retail Mcf sales were the less mild weather during the 1992 heating season and an increase in the average number of gas customers, both of which resulted in greater domestic and commercial gas sales. These increases in domestic and commercial sales were partially offset by decreased industrial sales volumes. The increase in transportation volumes mainly reflected increased industrial demand in the primary metals sector for gas transportation services.



Year-to-year changes in Mcf sales and transportation for each class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1994        1993       1992

   Retail
     Domestic. . . . . . . . . . . . . . .  (10.2)%       9.5%       4.5%
     Commercial. . . . . . . . . . . . . .   (1.5)        1.1        4.0
     Industrial. . . . . . . . . . . . . .   (9.9)        (.8)      (5.4)

   Total retail. . . . . . . . . . . . . .   (6.7)        5.4        3.0

   Gas transported . . . . . . . . . . . .   13.9        12.7       22.3

   Total gas sold and transported. . . . .   (1.2)        7.2        7.3

Revenues

Electric Operating Revenues

CG&E's electric rate increases which became effective in May 1993, August 1993, and May 1994, Energy's increased kwh sales, and the effects of Energy's $31 million refund accrued in June 1993 as a result of the settlement of the IURC's April 1990 rate order (April 1990 Order) (see Note 2(a)(i) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data") resulted in increased electric operating revenues of $111 million (4.7%) in 1994, as compared to 1993.

Electric operating revenues increased $130 million (5.8%) in 1993 primarily as a result of greater kwh sales and electric rate increases granted to CG&E in 1993 and 1992. These increases were partially offset by Energy's $31 million refund resulting from the settlement of the IURC's April 1990 Order and a decrease in Energy's cost of fuel used in electric production.

In 1992, electric operating revenues decreased $29 million (1.3%) primarily as a result of lower kwh sales and a decrease in Energy's cost of fuel used in electric production. These decreases were partially offset by electric rate increases granted to CG&E.













An analysis of electric operating revenues for the past three years is shown below:

                                                     1994       1993     1992
                                                           (in millions)
Previous year's electric
  operating revenues . . . . . . . . . . . .       $2 371     $2 241   $2 270
Increase (Decrease) due to change in:
  Price per kwh
    Retail . . . . . . . . . . . . . . . . .           59         (9)      17
    Sales for resale
      Firm power obligations . . . . . . . .            1         (1)       4
      Non-firm power transactions. . . . . .            3         12      (17)
  Total change in price per kwh. . . . . . .           63          2        4

  Kwh sales
    Retail . . . . . . . . . . . . . . . . .           33        138      (15)
    Sales for resale
      Firm power obligations . . . . . . . .            2          2      (28)
      Non-firm power transactions. . . . . .           14        (11)      (2)
  Total change in kwh sales. . . . . . . . .           49        129      (45)

  Other. . . . . . . . . . . . . . . . . . .           (1)        (1)      12
Current year's electric
  operating revenues . . . . . . . . . . . .       $2 482     $2 371   $2 241

Gas Operating Revenues

In 1994, gas operating revenues decreased $27 million (5.7%) when compared to 1993 due to the operation of fuel adjustment clauses, which reflected a lower average cost of gas purchased during the latter part of 1994 and a reduction in total volumes sold and transported.

Gas operating revenues increased $75 million (19.1%) in 1993, as compared to 1992, primarily as a result of gas rate increases in 1993, higher total volumes of gas sold and transported, and the operation of fuel adjustment clauses reflecting an increase in the average cost of gas purchased.

In 1992, gas operating revenues increased $23 million (6.3%). The increased revenues were primarily a result of higher total volumes sold and transported and the operation of fuel adjustment clauses reflecting an increase in the average cost of gas purchased.










Operating Expenses

Fuel

(a) Fuel Used in Electric Production Electric fuel costs, CINergy's largest operating expense, remained relatively unchanged in 1994, showing less than a 1% increase. An analysis of these fuel costs for the past three years is shown below:

                                                     1994      1993     1992
                                                          (in millions)

Previous year's fuel expense . . . . . . . .         $719      $713     $733
Increase (Decrease) due to change in:
  Price of fuel. . . . . . . . . . . . . . .          (11)      (23)     (18)
  Kwh generation . . . . . . . . . . . . . .           18        29       (2)

Current year's fuel expense. . . . . . . . .         $726      $719     $713

(b) Gas Purchased A reduction in the average cost per Mcf of gas purchased (5.1%) and lower volumes purchased (6.8%) contributed to the decline in gas purchased expense of $33 million (11.6%) in 1994, as compared to 1993.

Gas purchased expense in 1993, as compared to 1992, increased $53 million (23.0%) as a result of an increase in the average cost per Mcf of gas purchased of 17.5% and an increase in volumes purchased of 4.7%.

In 1992, gas purchased expense increased $16 million (7.7%) as a result of an increase in volumes purchased of 1.7% and an increase in the average cost per Mcf of gas purchased of 5.9%.

Purchased and Exchanged Power

Purchased and exchanged power increased $16 million (33.4%) in 1994, as compared to 1993, reflecting an increase in third party short-term power sales to other utilities through Energy's system and increased purchases of other non-firm power by Energy primarily to serve its own load.

In 1993, Energy increased its purchases of non-firm power primarily to serve its own load, which resulted in an increase in purchased and exchanged power costs of $11 million (30.4%) as compared to 1992.

Purchased and exchanged power costs decreased $31 million (46.4%) in 1992, reflecting a reduction in Energy's third party short-term power sales to other utilities through Energy's system and the scheduled reduction in Energy's purchase obligations from WVPA and IMPA under the Gibson Unit 5 joint ownership arrangement.

Other Operation

Other operation expenses increased $107 million (23.4%) in 1994, as compared to 1993, due to a number of factors including charges of approximately $62 million for merger-related costs and other expenditures which the Company does not expect to recover from customers due to rate settlements related to securing support for the merger. Additionally, fuel litigation expenses of $8 million incurred by Energy and increased electric production and distribution expenses contributed to the increase.

Maintenance

Increased maintenance on a number of Energy's generating stations and the initial costs of Energy's new distribution line clearing program resulted in increased maintenance expenses of $8 million (4.2%) in 1994.

Maintenance expenses decreased $17 million (8.2%) in 1992 primarily due to decreased maintenance expenses on CG&E's electric generating units and gas and electric distribution facilities.

Depreciation

Depreciation expense increased $16 million (5.6%) in 1994, as compared to 1993, primarily as a result of additions to electric utility plant.

Depreciation expense increased $21 million (8.1%) in 1993 primarily due to a full year's effect of the first five units of Woodsdale which were placed in commercial operation in 1992, the sixth unit which was placed in commercial operation in 1993, and other additions to electric utility plant.

Depreciation expense in 1992 increased $16 million (6.6%) primarily due to a full year's effect of Zimmer which was placed in commercial operation in March 1991, the first five units of Woodsdale which were placed in commercial operation in 1992, and other additions to electric utility plant.

Post-in-service Deferred Operating Expenses - Net

Post-in-service deferred operating expenses of $12 million and $28 million in 1993 and 1992, respectively, reflect deferral of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to the first five units of Woodsdale between the time the units began commercial operation and the effective date of new rates authorized by the PUCO in August 1993 which reflect these costs. In accordance with the August 1993 Order, CG&E began amortizing the deferred Woodsdale expenses over a 10-year period. Additionally, in January 1993, Energy received authority from the IURC to defer depreciation expense on the combustion turbine generating unit constructed at its Cayuga Generating Station and major environmental compliance projects from the date the projects were placed in service until the effective date of an order in a general retail rate proceeding. The post-in-service deferred operating expenses for 1992 also reflect deferral of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to Zimmer from January 1992 through May 1992, the effective date of new rates which reflected Zimmer costs. In accordance with the May 1992 Order, CG&E began amortizing the deferred expenses associated with Zimmer over a 10-year period. (See Note 1(h) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

Phase-in Deferred Depreciation

Phase-in deferred depreciation reflects the PUCO ordered phase-in plan for Zimmer (see Note 1(g) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Taxes

Taxes other than income taxes increased $15 million (6.5%) in 1994, $13 million (5.8%) in 1993, and $25 million (12.8%) in 1992 primarily due to increased property taxes resulting from a greater investment in taxable property (including Zimmer and Woodsdale) and higher property tax rates.

Other Income and Expenses - Net

Post-in-service Carrying Costs

In 1994, post-in-service carrying costs decreased $8 million (46.0%) as a result of discontinuing the accrual of carrying costs on the first five units of Woodsdale after the August 1993 effective date of new rates for CG&E which reflected Woodsdale. Additional environmental compliance projects completed by Energy which qualified, under IURC authority, for continued accrual of the debt component of AFUDC (post-in-service carrying costs) partially offset this decrease.

Post-in-service carrying costs decreased $19 million (50.6%) in 1993 as a result of discontinuing the accrual of carrying costs on Zimmer when it was reflected in rates in May 1992. Partially offsetting this decrease was Energy's implementation of the January 1993 IURC order authorizing the accrual of post-in-service carrying costs, as previously discussed (see Note 1(h) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Post-in-service carrying costs decreased $13 million (26.8%) in 1992 also as a result of discontinuing the accrual of carrying costs on Zimmer when it was reflected in rates in May 1992. Post-in-service carrying costs for 1992 also reflect the accrual of carrying costs on the first five units of Woodsdale (see Note 1(h) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Phase-in Deferred Return

Phase-in deferred return reflects the PUCO ordered phase-in plan for Zimmer (see Note 1(g) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").




Reduction of Loss Related to the IURC's June 1987 Order

Energy had previously recognized a loss of $139 million for the IURC's June 1987 tax order (June 1987 Order) which related to the effect on Energy of the 1987 reduction in the Federal income tax rate. An IURC order in December 1993, approving a settlement agreement, provided for Energy to refund $119 million applicable to the June 1987 Order to Energy's retail customers (see
Note 2(a)(i) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Write-off of a Portion of Zimmer Station

In November 1993, CG&E wrote off Zimmer costs disallowed from rates by the PUCO in the May 1992 Order.

Interest and Other Charges

Interest and other charges increased $22 million (9.4%) in 1992. This increase was partially attributable to a decrease in the allowance for borrowed funds used during construction. This decrease was related to decreases in construction work in progress associated with the first five units of Woodsdale being placed in service in 1992.































        Index to Financial Statements and Financial Statement Schedules

                                                                  Page Number
Financial Statements

     Report of Independent Public Accountants. . . . . . . . .       45-46
     Consolidated Statements of Income for the
       three years ended December 31, 1994 . . . . . . . . . .         47
     Consolidated Balance Sheets at
       December 31, 1994 and 1993. . . . . . . . . . . . . . .       48-49
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1994 . . . . . . . . . . . . . . . .         50
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1994 . . . . . .         51
     Schedule of Cumulative Preferred Stock
       of Subsidiaries . . . . . . . . . . . . . . . . . . . .         52
     Schedule of Long-term Debt. . . . . . . . . . . . . . . .       53-54
     Notes to Consolidated Financial Statements. . . . . . . .       55-85




                                                                  Page Number
Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts . . . . .       97-99

The information required to be submitted in schedules other than those indicated above has been included in the consolidated balance sheets, the consolidated statements of income, related schedules, the notes thereto, or omitted as not required by the Rules of Regulation S-X.




















               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of CINergy Corp.:

We have audited the consolidated balance sheets and schedules of cumulative preferred stock of subsidiaries and long-term debt of CINERGY CORP. (a Delaware Corporation) and its subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CINergy Corp. and subsidiary companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Notes 11 and 15 to the consolidated financial statements, the Company changed its methods of accounting for postretirement health care benefits and income taxes effective January 1, 1993.

As more fully discussed in Note 16 to the consolidated financial statements, Wabash Valley Power Association, Inc. (WVPA) filed suit in 1984 against PSI Energy, Inc. (Energy), a subsidiary of CINergy Corp., for $478 million plus interest and other damages to recover its share of Marble Hill Nuclear Project costs. Energy and its officers reached a settlement with WVPA in 1989 that is subject to approval of judicial and regulatory authorities and has recorded an estimated loss related to the litigation. The eventual outcome of this litigation cannot presently be determined.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations under the Securities Exchange Act of 1934 and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Cincinnati, Ohio,
January 23, 1995

                                                          CINERGY CORP.

                                                CONSOLIDATED STATEMENTS OF INCOME

                                                    1994           1993           1992
                                                 (in thousands, except per share amounts)
OPERATING REVENUES (Note 2)
  Electric . . . . . . . . . . . . . . . . . . . . . . . . . . .    $2 481 779           $2 370 812           $2 240 506
  Gas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       442 398              469 296              393 970
                                                                     2 924 177            2 840 108            2 634 476
OPERATING EXPENSES
  Fuel used in electric production . . . . . . . . . . . . . . .       725 985              719 206              713 362
  Gas purchased. . . . . . . . . . . . . . . . . . . . . . . . .       248 293              280 836              228 272
  Purchased and exchanged power. . . . . . . . . . . . . . . . .        62 332               46 732               35 845
  Other operation. . . . . . . . . . . . . . . . . . . . . . . .       563 650              456 590              442 250
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . .       200 959              192 877              190 826
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .       294 395              278 882              258 088
  Post-in-service deferred operating
    expenses - net . . . . . . . . . . . . . . . . . . . . . . .        (5 998)             (11 540)             (27 799)
  Phase-in deferred depreciation . . . . . . . . . . . . . . . .        (2 161)              (8 524)              (8 468)
  Income taxes (Note 15) . . . . . . . . . . . . . . . . . . . .       152 181              172 637              160 399
  Taxes other than income taxes. . . . . . . . . . . . . . . . .       244 051              229 148              216 600
                                                                     2 483 687            2 356 844            2 209 375

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .       440 490              483 264              425 101

OTHER INCOME AND EXPENSES - NET
  Allowance for equity funds used
    during construction. . . . . . . . . . . . . . . . . . . . .         6 201               14 327               14 799
  Post-in-service carrying costs . . . . . . . . . . . . . . . .         9 780               18 105               36 655
  Phase-in deferred return . . . . . . . . . . . . . . . . . . .        15 351               35 334               26 609
  Reduction of loss related to the IURC's
    June 1987 Order (Note 2) . . . . . . . . . . . . . . . . . .          -                  20 134                 -
  Write-off of a portion of
    Zimmer Station (Note 2). . . . . . . . . . . . . . . . . . .          -                (234 844)                -
  Income taxes (Note 15)
    Related to the IURC's June 1987 Order. . . . . . . . . . . .          -                  (7 444)                -
    Related to the write-off of a portion of
      Zimmer Station . . . . . . . . . . . . . . . . . . . . . .          -                  12 085                 -
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        10 609               21 043               30 174
  Other - net. . . . . . . . . . . . . . . . . . . . . . . . . .       (28 444)             (40 299)              (2 466)
                                                                        13 497             (161 559)             105 771

INCOME BEFORE INTEREST AND OTHER CHARGES . . . . . . . . . . . .       453 987              321 705              530 872

INTEREST AND OTHER CHARGES
  Interest on long-term debt . . . . . . . . . . . . . . . . . .       219 248              225 990              225 708
  Other interest . . . . . . . . . . . . . . . . . . . . . . . .        20 370                7 923               12 752
  Allowance for borrowed funds used
    during construction. . . . . . . . . . . . . . . . . . . . .       (12 332)             (12 740)             (13 289)
  Preferred dividend requirements of
    subsidiaries . . . . . . . . . . . . . . . . . . . . . . . .        35 559               37 985               34 896
                                                                       262 845              259 158              260 067

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  191 142           $   62 547           $  270 805

AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . . . . . . . . .       147 426              144 226              141 884

EARNINGS PER COMMON SHARE. . . . . . . . . . . . . . . . . . . .         $1.30                 $.43                $1.91

DIVIDENDS DECLARED PER COMMON SHARE. . . . . . . . . . . . . . .         $1.50                $1.46                $1.39

The accompanying notes are an integral part of these consolidated financial statements.





                                                        CINERGY CORP.

                                                 CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                                                December 31
                                                                                            1994                 1993
                                                                                           (dollars in thousands)

UTILITY PLANT - ORIGINAL COST
  In service
    Electric  . . . . . . . . . . . . . . . . . . . . .                                  $8 292 625           $7 842 925
    Gas . . . . . . . . . . . . . . . . . . . . . . . .                                     645 602              611 579
    Common  . . . . . . . . . . . . . . . . . . . . . .                                     185 718              183 225
                                                                                          9 123 945            8 637 729
  Accumulated depreciation. . . . . . . . . . . . . . .                                   3 163 802            2 928 184
                                                                                          5 960 143            5 709 545

  Construction work in progress . . . . . . . . . . . .                                     238 750              313 153
      Total utility plant . . . . . . . . . . . . . . .                                   6 198 893            6 022 698

CURRENT ASSETS
  Cash and temporary cash investments . . . . . . . . .                                      71 880               11 121
  Restricted deposits . . . . . . . . . . . . . . . . .                                      11 288               49 231
  Accounts receivable less accumulated provision
    of $9,716,000 in 1994 and $15,561,000 in 1993
    for doubtful accounts (Note 9). . . . . . . . . . .                                     299 509              340 059
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production . . . . . . . .                                     156 028               99 673
    Gas stored for current use. . . . . . . . . . . . .                                      31 284               36 048
    Other materials and supplies. . . . . . . . . . . .                                      92 880               98 522
  Property taxes applicable to subsequent year. . . . .                                     112 420              107 410
  Prepayments and other . . . . . . . . . . . . . . . .                                      36 416               60 906
                                                                                            811 705              802 970

OTHER ASSETS
  Regulatory assets
    Post-in-service carrying costs and deferred
      operating expenses. . . . . . . . . . . . . . . .                                     185 280              173 038
    Phase-in deferred return and depreciation . . . . .                                     100 943               83 431
    Deferred demand-side management costs . . . . . . .                                     104 127               56 859
    Amounts due from customers - income taxes . . . . .                                     408 514              405 516
    Deferred merger costs . . . . . . . . . . . . . . .                                      49 658               28 397
    Unamortized costs of reacquiring debt . . . . . . .                                      70 424               66 924
    Other . . . . . . . . . . . . . . . . . . . . . . .                                      86 017               70 228
  Other . . . . . . . . . . . . . . . . . . . . . . . .                                     134 281               93 838
                                                                                          1 139 244              978 231


                                                                                         $8 149 842           $7 803 899
 The accompanying notes are an integral part of these consolidated financial statements.

                                                        CINERGY CORP.

CAPITALIZATION AND LIABILITIES
                                                                                                December 31
                                                                                            1994                 1993
                                                                                           (dollars in thousands)

COMMON STOCK EQUITY (Notes 3, 4, and 5)
  Common stock - $.01 par value;
    authorized shares - 600,000,000;
    outstanding shares - 155,198,038 in 1994
    and 146,404,785 in 1993 . . . . . . . . . . . . . .                                  $    1 552           $    1 453
  Paid-in capital . . . . . . . . . . . . . . . . . . .                                   1 535 658            1 312 426
  Retained earnings . . . . . . . . . . . . . . . . . .                                     877 061              907 802
      Total common stock equity . . . . . . . . . . . .                                   2 414 271            2 221 681

CUMULATIVE PREFERRED STOCK OF SUBSIDIARIES
  (Page 52, Notes 6 and 7)
  Not subject to mandatory redemption . . . . . . . . .                                     267 929              307 989
  Subject to mandatory redemption . . . . . . . . . . .                                     210 000              210 000

LONG-TERM DEBT (Pages 53 and 54, Note 8). . . . . . . .                                   2 715 269            2 645 213
      Total capitalization. . . . . . . . . . . . . . .                                   5 607 469            5 384 883

CURRENT LIABILITIES
  Long-term debt due within one year. . . . . . . . . .                                      60 400                  160
  Notes payable (Note 13) . . . . . . . . . . . . . . .                                     228 900              177 714
  Accounts payable  . . . . . . . . . . . . . . . . . .                                     266 467              274 658
  Refund due to customers (Note 2(a)(i)). . . . . . . .                                      15 482               81 832
  Litigation settlement (Note 16(c)). . . . . . . . . .                                      80 000               80 000
  Advance under accounts receivable
    purchase agreement (Note 9) . . . . . . . . . . . .                                        -                  49 940
  Accrued taxes . . . . . . . . . . . . . . . . . . . .                                     258 041              259 502
  Accrued interest. . . . . . . . . . . . . . . . . . .                                      58 504               51 290
  Other . . . . . . . . . . . . . . . . . . . . . . . .                                      36 610               33 160
                                                                                          1 004 404            1 008 256

OTHER LIABILITIES
  Deferred income taxes (Note 15) . . . . . . . . . . .                                   1 071 104            1 018 891
  Unamortized investment tax credits  . . . . . . . . .                                     195 878              206 241
  Accrued pension and other postretirement
    benefit costs (Notes 10 and 11) . . . . . . . . . .                                     133 578               85 953
  Other . . . . . . . . . . . . . . . . . . . . . . . .                                     137 409               99 675
                                                                                          1 537 969            1 410 760

COMMITMENTS AND CONTINGENCIES (Note 16)
                                                                                         $8 149 842           $7 803 899

                                                          CINERGY CORP.

                                    CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                                         Common          Paid-in             Retained    Total Common
                                                         Stock           Capital             Earnings    Stock Equity
                                                                            (dollars in thousands)
BALANCE DECEMBER 31, 1991. . . . . . . . . . . . . .     $1 407         $1 210 239          $  985 704          $2 197 350
  Net income . . . . . . . . . . . . . . . . . . . .                                           270 805             270 805
  Issuance of 2,290,738 shares of
    common stock . . . . . . . . . . . . . . . . . .         23             51 190                                  51 213
  Common stock issuance
    expenses . . . . . . . . . . . . . . . . . . . .                          (407)                                   (407)
  Costs of issuing and
    retiring preferred
    stock of subsidiaries. . . . . . . . . . . . . .                          (548)             (3 660)             (4 208)
  Dividends on common stock
    (see page 47 for per
    share amounts) . . . . . . . . . . . . . . . . .                                          (197 770)           (197 770)
  Other. . . . . . . . . . . . . . . . . . . . . . .                                               (39)                (39)

BALANCE DECEMBER 31, 1992. . . . . . . . . . . . . .      1 430          1 260 474           1 055 040           2 316 944
  Net income . . . . . . . . . . . . . . . . . . . .                                            62 547              62 547
  Issuance of 3,443,918 shares of
    common stock . . . . . . . . . . . . . . . . . .         23             57 159                                  57 182
  Common stock issuance
    expenses . . . . . . . . . . . . . . . . . . . .                          (145)                                   (145)
  Costs of issuing and
    retiring preferred
    stock of subsidiaries. . . . . . . . . . . . . .                        (5 062)                                 (5 062)
  Dividends on common stock
    (see page 47 for per
    share amounts) . . . . . . . . . . . . . . . . .                                          (209 861)           (209 861)
  Other. . . . . . . . . . . . . . . . . . . . . . .                                                76                  76

BALANCE DECEMBER 31, 1993. . . . . . . . . . . . . .      1 453          1 312 426             907 802           2 221 681
  Net income . . . . . . . . . . . . . . . . . . . .                                           191 142             191 142
  Issuance of 9,830,042 shares of
    common stock . . . . . . . . . . . . . . . . . .         99            227 882                                 227 981
  Common stock issuance
    expenses . . . . . . . . . . . . . . . . . . . .                        (5 225)                                 (5 225)
  Dividends on common stock
    (see page 47 for per
    share amounts) . . . . . . . . . . . . . . . . .                                          (221 362)           (221 362)
  Other. . . . . . . . . . . . . . . . . . . . . . .                           575                (521)                 54

BALANCE DECEMBER 31, 1994. . . . . . . . . . . . . .     $1 552         $1 535 658          $  877 061          $2 414 271


The accompanying notes are an integral part of these consolidated financial statements.




                                                        CINERGY CORP.

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 1994            1993               1992
                                                                                            (in thousands)
OPERATING ACTIVITIES
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 191 142        $  62 547          $ 270 805
   Items providing (using) cash currently:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . .         294 395          278 882            258 088
     Deferred income taxes and investment
      tax credits - net. . . . . . . . . . . . . . . . . . . . . . . .          30 926           96 470             55 374
     Allowance for equity funds used during
      construction . . . . . . . . . . . . . . . . . . . . . . . . . .          (6 201)         (14 327)           (14 799)
     Deferred gas and electric fuel costs - net. . . . . . . . . . . .         (10 271)           3 914             (1 394)
     Regulatory assets
       Post-in-service and phase-in cost
        deferrals. . . . . . . . . . . . . . . . . . . . . . . . . . .         (33 290)         (73 503)           (99 531)
       Deferred merger costs . . . . . . . . . . . . . . . . . . . . .         (21 261)         (22 481)            (5 916)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3 520)          (3 444)           (35 836)
     Write-off of a portion of Zimmer Station. . . . . . . . . . . . .            -             234 844               -
    Changes in current assets and current
      liabilities
         Restricted deposits . . . . . . . . . . . . . . . . . . . . .          10 046               40             (9 572)
         Accounts receivable . . . . . . . . . . . . . . . . . . . . .          40 550          (24 152)           (11 638)
         Materials, supplies, and fuel . . . . . . . . . . . . . . . .         (45 949)          61 969            (34 135)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . .          (8 191)          62 508            (26 728)
         Refund due to customers . . . . . . . . . . . . . . . . . . .         (66 350)         (57 302)             4 134
         Advance under accounts receivable
           purchase agreement. . . . . . . . . . . . . . . . . . . . .         (49 940)          49 940               -
         Accrued taxes and interest. . . . . . . . . . . . . . . . . .           5 753            7 257             41 309
     Other items - net . . . . . . . . . . . . . . . . . . . . . . . .         112 569          (16 336)            31 920
         Net cash provided by (used in)
           operating activities. . . . . . . . . . . . . . . . . . . .         440 408          646 826            422 081

FINANCING ACTIVITIES
   Issuance of common stock. . . . . . . . . . . . . . . . . . . . . .         222 756           57 037             50 806
   Issuance of preferred stock of subsidiaries . . . . . . . . . . . .            -             156 325             79 300
   Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . .         420 935          538 704            553 337
   Funds on deposit from issuance of long-term
     debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27 897          (31 342)            45 562
   Retirement of preferred stock of subsidiaries . . . . . . . . . . .         (40 426)         (60 107)          (145 307)
   Redemption of long-term debt  . . . . . . . . . . . . . . . . . . .        (313 682)        (502 335)          (506 301)
   Change in short-term debt . . . . . . . . . . . . . . . . . . . . .          51 186          (13 033)           165 734
   Dividends on common stock . . . . . . . . . . . . . . . . . . . . .        (221 362)        (209 861)          (197 770)
         Net cash provided by (used in)
           financing activities. . . . . . . . . . . . . . . . . . . .         147 304          (64 612)            45 361

INVESTING ACTIVITIES
   Construction expenditures (less allowance for
    equity funds used during construction) . . . . . . . . . . . . . .        (479 685)        (549 143)          (504 796)
   Deferred demand-side management costs . . . . . . . . . . . . . . .         (47 268)         (33 763)           (17 249)
   Equity investments in Argentine utilities . . . . . . . . . . . . .            -                (206)           (20 285)
         Net cash provided by (used in)
           investing activities. . . . . . . . . . . . . . . . . . . .        (526 953)        (583 112)          (542 330)

Net increase (decrease) in cash and temporary
  cash investments . . . . . . . . . . . . . . . . . . . . . . . . . .          60 759             (898)           (74 888)
Cash and temporary cash investments at
  beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .          11 121           12 019             86 907
Cash and temporary cash investments at end
  of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  71 880        $  11 121          $  12 019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest (net of amount capitalized) . . . . . . . . . . . . . . .       $ 211 163        $ 213 774          $ 201 609
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .          96 680           81 327             75 613

The accompanying notes are an integral part of these consolidated financial statements.

                                                          CINERGY CORP.

                                     SCHEDULE OF CUMULATIVE PREFERRED STOCK OF SUBSIDIARIES

                                                                                                   December 31
                                                                                             1994                1993
                                                                                              (dollars in thousands)
The Cincinnati Gas & Electric Company

  Authorized 6,000,000 shares -
  Not subject to mandatory redemption (Note 6)
    Par value $100 per share - outstanding
      4%     Series 270,000 shares in 1994 and 1993 . . . . . . . . . . . . . . .          $ 27 000         $ 27 000
      4 3/4% Series 130,000 shares in 1994 and 1993 . . . . . . . . . . . . . . .            13 000           13 000
      7.44%  Series 400,000 shares in 1994 and 1993 . . . . . . . . . . . . . . .            40 000           40 000
      9.28%  Series 400,000 shares in 1993. . . . . . . . . . . . . . . . . . . .              -              40 000

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            80 000          120 000

  Subject to mandatory redemption (Notes 6 and 7)
    Par value $100 per share - outstanding
      9.15%  Series 500,000 shares in 1994 and 1993
             (redeemable, upon call, prior to July 1, 1995
             at $106.71; reduced amounts thereafter). . . . . . . . . . . . . . .            50 000           50 000
      7 7/8% Series 800,000 shares in 1994 and 1993
             (subject to mandatory redemption on January 1, 2004
             at $100; not redeemable prior to that date). . . . . . . . . . . . .            80 000           80 000
      7 3/8% Series 800,000 shares in 1994 and 1993
             (redeemable, upon call, after August 1, 2002 at $100). . . . . . . .            80 000           80 000

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           210 000          210 000

PSI Energy, Inc.

  Not subject to mandatory redemption (Note 6)
    Par value $25 per share - authorized 5,000,000 shares - outstanding
      4.32%  Series   169,162 shares in 1994 and 1993 . . . . . . . . . . . . . .             4 229            4 229
      4.16%  Series   148,763 shares in 1994 and 1993 . . . . . . . . . . . . . .             3 719            3 719
      7.44%  Series 4,000,000 shares in 1994 and 1993 . . . . . . . . . . . . . .           100 000          100 000

    Par value $100 per share - authorized 5,000,000 shares - outstanding
      3 1/2% Series    41,172 shares in 1994 and 41,770 shares in 1993. . . . . .             4 117            4 177
      6 7/8% Series   600,000 shares in 1994 and 1993 . . . . . . . . . . . . . .            60 000           60 000
      7.15%  Series   158,640 shares in 1994 and 1993 . . . . . . . . . . . . . .            15 864           15 864

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           187 929          187 989


Total - CINergy Corp.

      Total not subject to mandatory redemption . . . . . . . . . . . . . . . . .          $267 929         $307 989
      Total subject to mandatory redemption . . . . . . . . . . . . . . . . . . .          $210 000         $210 000

The accompanying notes are an integral part of these consolidated financial statements.





                                                      CINERGY CORP.

                                                     SCHEDULE OF LONG-TERM DEBT

                                                                                                 December 31
                                                                                             1994          1993
The Cincinnati Gas & Electric Company and Subsidiaries                                     (dollars in thousands)
The Cincinnati Gas & Electric Company
First Mortgage Bonds
  5 7/8 % Series due July 1, 1997. . . . . . . . . . . . . . . . . . . . . . .           $   30 000    $   30 000
  6 1/4 % Series due September 1, 1997 . . . . . . . . . . . . . . . . . . . .              100 000       100 000
  5.80  % Series due February 15, 1999 . . . . . . . . . . . . . . . . . . . .              110 000          -
  7 3/8 % Series due May 1, 1999 . . . . . . . . . . . . . . . . . . . . . . .               50 000        50 000
  8 5/8 % Series due December 1, 2000. . . . . . . . . . . . . . . . . . . . .                 -           60 000
  7 3/8 % Series due November 1, 2001. . . . . . . . . . . . . . . . . . . . .               60 000        60 000
  7 1/4 % Series due September 1, 2002 . . . . . . . . . . . . . . . . . . . .              100 000       100 000
  8 1/8 % Series due August 1, 2003. . . . . . . . . . . . . . . . . . . . . .               60 000        60 000
  6.45  % Series due February 15, 2004 . . . . . . . . . . . . . . . . . . . .              110 000          -
  8.55  % Series due October 15, 2006. . . . . . . . . . . . . . . . . . . . .                 -           75 000
  9 1/8 % Series due April 15, 2008. . . . . . . . . . . . . . . . . . . . . .                 -           75 000
  9 5/8 % Series A and B due May 1, 2013 (Pollution Control) . . . . . . . . .                 -           31 700
  10 1/8% Series due December 1, 2015 (Pollution Control). . . . . . . . . . .               84 000        84 000
  9.70  % Series due June 15, 2019 . . . . . . . . . . . . . . . . . . . . . .              100 000       100 000
  10 1/8% Series due May 1, 2020 . . . . . . . . . . . . . . . . . . . . . . .              100 000       100 000
  10.20 % Series due December 1, 2020. . . . . . . . . . . . . . . . . . . . .              150 000       150 000
  8.95  % Series due December 15, 2021 . . . . . . . . . . . . . . . . . . . .              100 000       100 000
  8 1/2 % Series due September 1, 2022 . . . . . . . . . . . . . . . . . . . .              100 000       100 000
  7.20  % Series due October 1, 2023   . . . . . . . . . . . . . . . . . . . .              300 000       300 000
  5.45  % Series A and B due January 1, 2024 (Pollution Control) . . . . . . .               46 700          -
  5 1/2 % Series due January 1, 2024 (Pollution Control) . . . . . . . . . . .               48 000          -
     Total first mortgage bonds. . . . . . . . . . . . . . . . . . . . . . . .            1 648 700     1 575 700

Pollution Control Notes
  6.70% to 8.50% due June 1, 1997 to October 1, 2009 . . . . . . . . . . . . .                 -           63 000
  Variable rate due August 1, 2013 and December 1, 2015. . . . . . . . . . . .              100 000       100 000
  6.50% due November 15, 2022. . . . . . . . . . . . . . . . . . . . . . . . .               12 721        12 721
     Total pollution control notes . . . . . . . . . . . . . . . . . . . . . .              112 721       175 721
     Total - The Cincinnati Gas & Electric Company . . . . . . . . . . . . . .            1 761 421     1 751 421

The Union Light, Heat and Power Company
First Mortgage Bonds
  6 1/2 % Series due August 1, 1999. . . . . . . . . . . . . . . . . . . . . .               20 000        20 000
  8     % Series due October 1, 2003 . . . . . . . . . . . . . . . . . . . . .               10 000        10 000
  9 1/2 % Series due December 1, 2008. . . . . . . . . . . . . . . . . . . . .               10 000        10 000
  9.70  % Series due July 1, 2019. . . . . . . . . . . . . . . . . . . . . . .               20 000        20 000
  10 1/4% Series due June 1, 2020 and November 15, 2020. . . . . . . . . . . .               30 000        30 000
     Total first mortgage bonds. . . . . . . . . . . . . . . . . . . . . . . .               90 000        90 000

Lawrenceburg Gas Company
First Mortgage Bonds
  9 3/4 % Series due October 1, 2001 . . . . . . . . . . . . . . . . . . . . .                1 200         1 200

Other Subsidiary Company Debt. . . . . . . . . . . . . . . . . . . . . . . . .                 -              275

Unamortized Premium and Discount - Net . . . . . . . . . . . . . . . . . . . .              (14 864)      (13 835)
     Total - The Cincinnati Gas & Electric Company and Subsidiaries. . . . . .           $1 837 757    $1 829 061

The accompanying notes are an integral part of these consolidated financial statements.

                                                          CINERGY CORP.
SCHEDULE OF LONG-TERM DEBT (Cont'd)

                                                                                                 December 31
                                                                                             1994          1993
                                                                                           (dollars in thousands)

PSI Energy, Inc.
First Mortgage Bonds
  Series S,       7%, due January 1, 2002. . . . . . . . . . . . . . . . . . .           $   26 429    $   26 429
  Series Y,   7 5/8%, due January 1, 2007. . . . . . . . . . . . . . . . . . .               24 140        24 140
  Series BB,  6 5/8%, due March 1, 2004
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .                5 000         5 000
  Series NN,   7.60%, due March 15, 2012
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               35 000        35 000
  Series QQ,  8 1/4%, due June 15, 2013
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               23 000        23 000
  Series RR,  9 3/4%, due August 1, 1996 . . . . . . . . . . . . . . . . . . .               50 000        50 000
  Series TT,  7 3/8%, due March 15, 2012
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               10 000        10 000
  Series UU,  7 1/2%, due March 15, 2015
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               14 250        14 250
  Series YY,   5.60%, due February 15, 2023
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               30 000        30 000
  Series ZZ,  5 3/4%, due February 15, 2028
    (Pollution Control). . . . . . . . . . . . . . . . . . . . . . . . . . . .               50 000        50 000
  Series AAA, 7 1/8%, due February 1, 2024 . . . . . . . . . . . . . . . . . .               50 000          -
      Total first mortgage bonds . . . . . . . . . . . . . . . . . . . . . . .              317 819       267 819

Secured Medium-term Notes (excluding amounts due within one year)
  Series A, 6.65% to 8.88%,
    due January 3, 1997 to June 1, 2022. . . . . . . . . . . . . . . . . . . .              300 000       300 000
  Series B, 5.22% to 8.26%,
    due September 17, 1998 to August 22, 2022. . . . . . . . . . . . . . . . .              230 000       230 000
  (Series A and B, 7.64% weighted average
    interest rate and 17 year weighted
    average remaining life)
      Total secured medium-term notes. . . . . . . . . . . . . . . . . . . . .              530 000       530 000

Pollution Control Notes (excluding amounts due within one year)
  5 3/4%, due December 15, 1995 to December 15, 2003 . . . . . . . . . . . . .               19 600        20 000

Series 1994A Promissory Note, non-interest bearing,
  due January 3, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19 825          -

Unamortized Premium and Discount - Net . . . . . . . . . . . . . . . . . . . .               (9 732)       (1 667)
      Total - PSI Energy, Inc. . . . . . . . . . . . . . . . . . . . . . . . .           $  877 512    $  816 152

Total - CINergy Corp.
  First Mortgage Bonds . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $2 057 719    $1 934 719
  Secured Medium-term Notes
    (excluding amounts due within one year). . . . . . . . . . . . . . . . . .              530 000       530 000
  Pollution Control Notes (excluding amounts due within one year). . . . . . .              132 321       195 721
  Other Long-term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19 825           275
  Unamortized Premium and Discount - Net . . . . . . . . . . . . . . . . . . .              (24 596)      (15 502)
      Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .           $2 715 269    $2 645 213


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

(a) Merger On October 24, 1994, PSI Resources, Inc. (Resources) was merged with and into CINergy Corp. (CINergy or Company), and a subsidiary of CINergy was merged with and into The Cincinnati Gas & Electric Company (CG&E). Each outstanding share of common stock of Resources and CG&E was exchanged for
1.023 shares and one share, respectively, of CINergy common stock, resulting in the issuance of approximately 148 million shares of CINergy common stock, par value $.01 per share. The outstanding preferred stock and debt securities of CG&E, its utility subsidiaries, and PSI Energy, Inc. (Energy), previously Resources' utility subsidiary, were not affected by the merger. Following the merger, CINergy became the parent holding company of CG&E and Energy. The merger was accounted for as a pooling of interests, and the Consolidated Financial Statements, along with the related notes, are presented as if the merger was consummated as of the beginning of the earliest period presented. Due to immateriality, no adjustments were made to conform the accounting policies of the two companies.

Resources' and CG&E's consolidated operating revenues and net income for the nine months ended September 30, 1994, and each of the two years ended December 31, 1993, and 1992, were as follows:

                                           Resources      CG&E        CINergy
                                                     (in millions)
   Nine months ended September 30, 1994
   (unaudited)
    Operating revenues. . . . . . . . .     $  868       $1 363       $2 231
    Net income. . . . . . . . . . . . .         60          146          206

   Year ended December 31, 1993
    Operating revenues. . . . . . . . .      1 088        1 752        2 840
    Net income (loss) . . . . . . . . .         97          (34) (i)      63

   Year ended December 31, 1992
    Operating revenues. . . . . . . . .      1 081        1 553        2 634
    Net income. . . . . . . . . . . . .         96          175          271

  (i) See Note 2(b) for information on the write-off of a portion of Wm. H. Zimmer Generating Station (Zimmer).

(b) Consolidation Policy The accompanying Consolidated Financial Statements include the accounts of CINergy and its subsidiaries after elimination of significant intercompany transactions and balances.

(c) Regulation CINergy, its utility subsidiaries (CG&E, together with its subsidiaries, and Energy), and certain of its non-utility subsidiaries are subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA). CINergy's utility subsidiaries are also subject to regulation by the Federal Energy Regulatory Commission (FERC) and the state utility commissions of Indiana, Ohio, and Kentucky. The accounting policies of CINergy's utility subsidiaries conform to the accounting requirements and ratemaking practices of these regulatory authorities and to generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71).

Regulatory assets represent probable future revenue to CINergy's utility subsidiaries associated with deferred costs to be recovered from customers through the ratemaking process. The following regulatory assets of Energy and CG&E and its utility subsidiaries are reflected in the Consolidated Balance Sheets as of December 31:

                                                    1994                    1993

                                           Energy       CG&E    CINergy     Energy       CG&E    CINergy
                                               (in millions)


Post-in-service carrying
  costs and deferred
  operating expenses . . . . . . . . . . .   $ 30       $155     $  185       $ 11      $162       $173
Phase-in deferred return
  and depreciation . . . . . . . . . . . .     -         101        101         -         83         83
Deferred demand-side
  management (DSM) costs . . . . . . . . .     94         10        104         53         4         57
Amounts due from customers -
  income taxes . . . . . . . . . . . . . .     27        382        409         18       388        406
Deferred merger costs. . . . . . . . . . .     38         12         50         15        13         28
Costs of reacquiring debt. . . . . . . . .     37         33         70         40        27         67
Postretirement benefit
  costs. . . . . . . . . . . . . . . . . .     21          4         25         10         5         15
1992 workforce reduction
  costs. . . . . . . . . . . . . . . . . .     -          17         17         -         27         27
Other. . . . . . . . . . . . . . . . . . .      9         35         44         11        17         28

  Total. . . . . . . . . . . . . . . . . .   $256       $749     $1 005       $158      $726       $884

In February 1995, the Indiana Utility Regulatory Commission (IURC) issued an order (February 1995 Order) which approved a rate settlement agreement among Energy and certain intervenors (see Note 2(a)(ii)). This order, together with previous regulatory orders, provides for recovery of $153 million of Energy's regulatory assets as of December 31, 1994. In addition, testimony to be filed in 1995 in connection with Energy's July 1994 retail rate petition will include a request for additional recovery of regulatory assets, including approximately $100 million of the balance at December 31, 1994.

CG&E currently has regulatory orders in effect which provide for the recovery of $704 million of its regulatory assets as of December 31, 1994, and will request recovery of the remaining amounts in its next rate proceedings in each applicable jurisdiction.

See Note 1(g), (h), (i), (j), and (l) for additional information regarding phase-in deferred return and depreciation, post-in-service carrying costs and deferred operating expenses, deferred DSM costs, amounts due from customers - income taxes, and costs of reacquiring debt, respectively. For additional information regarding deferred merger costs, postretirement benefit costs, and 1992 workforce reduction costs, see Notes 2(a)(ii), 2(b), 11, and 12.

Although CINergy's current regulatory orders and regulatory environment fully support the recognition of these regulatory assets, the ultimate outcome of the changing competitive environment discussed in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" could result in CINergy discontinuing application of Statement 71 for all or part of its business. Such an event would require the write-off of the portion of any regulatory asset for which no regulatory assurance of recovery continues to exist. No evidence currently exists that would support a write-off of any portion of CINergy's regulatory assets. CINergy intends to pursue competitive strategies that would mitigate the impact of this issue on the financial condition of the Company.

(d) Utility Plant Utility plant is stated at the original cost of construction, which includes an allowance for funds used during construction (AFUDC) and a proportionate share of overhead costs. Construction overhead costs include salaries, payroll taxes, fringe benefits, and other expenses.

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

(e) AFUDC CINergy's utility subsidiaries capitalize AFUDC, a non-cash income item, which is defined in the regulatory system of accounts prescribed by the FERC as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". For CINergy's utility subsidiaries, AFUDC accrual rates averaged 6.9% in 1994, 9.2% in 1993, and 9.5% in 1992, and are compounded semi-annually.

(f) Depreciation and Maintenance Provisions for depreciation are determined by using the straight-line method applied to the cost of depreciable plant in service. The rates are based on periodic studies of the estimated service lives and net cost of removal of the properties. The depreciation rates for utility plant during each of the following three years were:

                                             1994    1993    1992

         Electric - Energy . . . . . . .     3.8%    3.8%    3.8%
         Electric - CG&E and its
           utility subsidiaries. . . . .     2.9     2.9     2.9
         Gas - CG&E and its
           utility subsidiaries. . . . .     2.8     2.7     2.6
         Common - CG&E and its
           utility subsidiaries. . . . .     3.4     3.3     3.1

In May 1992, the Public Utilities Commission of Ohio (PUCO) issued an order (May 1992 Order) which authorized changes in depreciation accrual rates on CG&E's electric and common plant. The changes resulted in an annual decrease in depreciation expense of about $9 million. In accordance with the IURC's February 1995 Order discussed further herein, Energy's annual depreciation expense will decrease by approximately $30 million.

For CINergy's operating subsidiaries, maintenance and repairs of property units and replacements of minor items of property are charged to maintenance expense. The costs of replacements of property units are capitalized. The original cost of the property retired and the related costs of removal, less salvage recovered, are charged to accumulated depreciation.

(g) Phase-in Deferred Return and Depreciation In the May 1992 Order, the PUCO authorized CG&E to begin recovering the cost of Zimmer through an increase in electric revenues of $116.4 million to be phased in over a three-year period under a plan that met the requirements of Statement of Financial Accounting Standards No. 92, Regulated Enterprises - Accounting for Phase-in Plans. The phase-in plan was designed so that the three rate increases would provide revenues sufficient to recover all operating expenses and provide a fair rate of return on plant investment. In the first three years of the phase-in plan, rates charged to customers did not fully recover depreciation expense and return on shareholders' investment. This deficiency has been deferred on the Consolidated Balance Sheets and will be recovered over a seven-year period beginning in May 1995, at which point the revenue levels authorized pursuant to the phase-in plan are designed to be sufficient to recover annual operating expenses, a fair return on the unrecovered investment, and annual amortization of the deferred depreciation and deferred return recorded during the first three years of the plan.

(h) Post-in-service Carrying Costs and Deferred Operating Expenses In accordance with a March 1991 order by the PUCO, CG&E capitalized carrying costs for Zimmer from the time it was placed in service in March 1991 until the effective date of new rates authorized by the PUCO's May 1992 Order which reflected Zimmer. CG&E began recovering these carrying costs over the useful life of Zimmer in accordance with a stipulation approved by the PUCO in August 1993 (August 1993 Order) (see Note 2(b)).

Effective in January 1992, the PUCO authorized CG&E to defer Zimmer depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes which were not being recovered in rates charged to customers. The PUCO also authorized CG&E to accrue carrying costs on the deferred expenses. In its May 1992 Order, the PUCO authorized CG&E to begin recovering these deferred expenses and associated carrying costs over a 10-year period.

In May 1992, the first three units at CG&E's Woodsdale Generating Station (Woodsdale) began commercial operation, and, in July 1992, two additional units were declared operational. In accordance with an October 1992 order issued by the PUCO, CG&E deferred carrying costs on the first five units at Woodsdale and deferred depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes from the time these units were placed in service until the effective date of new rates approved in the August 1993 Order which reflected the Woodsdale units. CG&E began recovering the carrying costs over the useful life of Woodsdale and the deferred expenses over a 10-year period in accordance with the August 1993 Order (see Note 2(b)).

In January 1993, Energy received authority from the IURC to continue accrual of the debt component of AFUDC and to defer depreciation expense on the combustion turbine generating unit constructed at its Cayuga Generating Station and major environmental compliance projects from the date the projects are placed in service until the effective date of an order in a general retail rate proceeding. The February 1995 Order authorizes Energy to begin recovering amounts deferred as of May 31, 1994 ($9 million), for AFUDC continuation and July 31, 1993 ($1 million), for depreciation expense over the remaining lives of the related utility plant. Additionally, the February 1995 Order authorizes Energy to continue deferral of the applicable AFUDC and depreciation recorded after the above cut-off dates through February 1995, for subsequent recovery in an IURC order associated with Energy's July 1994 retail rate petition which is currently pending before the IURC. The February 1995 Order also authorizes Energy to continue the accrual of the debt component of AFUDC and to defer depreciation expenses on two major environmental projects from the date the projects are placed in service until the projects' costs are reflected in retail electric rates.

(i) DSM Costs Energy is authorized by the February 1995 Order to amortize and recover DSM expenditures deferred through July 1993 ($35 million), together with carrying costs, over a five-year period. Deferred DSM expenditures as of February 1995, which are not included for recovery in the February 1995 Order, will continue to be deferred, with carrying costs, for recovery in subsequent rate proceedings. In addition, base rates will include recovery of $23 million of DSM expenditures on an annual basis. Future deferral of DSM expenditures will be the amount by which actual annual expenditures exceed the base level of $23 million. If DSM expenditures in any calendar year are less than the $23 million in base rates, the unamortized balance of deferred DSM expenditures would be reduced by such difference.

In the August 1993 Order, CG&E was authorized to recover approximately $5 million of costs associated with DSM programs for domestic customers. The PUCO has also permitted CG&E to defer future expenditures of approved DSM programs with carrying costs for future recovery. In addition, CG&E has applications pending for approval by the PUCO for deferral of the costs of additional DSM programs.

(j) Federal and State Income Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Investment tax credits utilized to reduce Federal income taxes payable have been deferred for financial reporting purposes and are being amortized over the useful lives of the property which gave rise to such credits.

Income tax provisions reflected in customer rates are regulated by the various regulatory commissions overseeing the regulated business operations of Energy, CG&E, and CG&E's utility subsidiaries. To the extent deferred income taxes are not reflected in rates charged to customers, income taxes payable in future years are recoverable from customers as paid. These amounts are reflected in the accompanying Consolidated Financial Statements as a regulatory asset on the basis of their probable recovery in future periods.

(k)  Operating Revenues and Fuel Costs

     (i) Energy Energy recognizes revenues for electric service rendered during the month, which includes revenues for sales unbilled at the end of each month. Revenues reflect fuel cost charges based on the actual costs of fuel. Fuel cost charges applicable to all of Energy's metered kilowatt-hour sales are included in customer billings based on the estimated costs of fuel. Customer bills are adjusted in subsequent months to reflect the difference between actual and estimated costs of fuel. Indiana law subjects the recovery of fuel costs to a determination that such recovery will not result in earning a return in excess of that allowed by the IURC in its last general rate order.

     (ii) CG&E CG&E and its utility subsidiaries recognize revenues for electric and gas service rendered during the month, which includes revenues for sales unbilled at the end of each month. CG&E and its Kentucky subsidiary, The Union Light, Heat and Power Company (ULH&P), expense the costs of electricity and gas purchased and the cost of fuel used in electric production as recovered through revenues and defer the portion of these costs recoverable or refundable in future periods.

(l) Debt Discount, Premium, and Issuance Expense and Costs of Reacquiring Debt Debt discount, premium, and issuance expense on Energy's, CG&E's, and CG&E's utility subsidiaries' outstanding long-term debt are amortized over the lives of the respective issues.

In accordance with established ratemaking practices, CINergy's utility subsidiaries are deferring costs (principally call premiums) from the reacquisition of long-term debt and are amortizing such amounts over periods ranging from one year to 18 years.

(m) Order 636 In April 1992, the FERC issued Order 636, which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 also allowed pipelines to recover transition costs they incurred in complying with the order from customers, including CG&E and ULH&P. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its domestic and industrial customer groups providing for recovery of these pipeline transition costs. CG&E presently is recovering its Order 636 transition costs pursuant to a PUCO approved tariff. ULH&P recovers such costs through its gas cost recovery mechanism. These costs are deferred as incurred by CG&E and ULH&P and amortized as recovered from customers.


(n) Consolidated Statements of Cash Flows All temporary cash investments with maturities of three months or less, when acquired, are reported as cash equivalents. CINergy and its subsidiaries had no material non-cash investing or financing transactions during the years 1992 through 1994.

2.  Rates

(a)  Energy

     (i) Settlement Agreement - IURC's June 1987 and April 1990 Orders In December 1993, the IURC issued an order (December 1993 Order) approving a settlement agreement entered into by Energy, the appellants, and certain other intervenors which resolved the outstanding issues related to the appeals of the IURC's April 1990 retail rate order (April 1990 Order) and the IURC's June 1987 tax order (June 1987 Order). The December 1993 Order provided for Energy to refund $150 million to its retail customers ($119 million applicable to the June 1987 Order and $31 million applicable to the April 1990 Order). The December 1993 Order further provided for Energy to reduce its retail rates by 1.5% (approximately $13.5 million on an annual basis) to reflect a return on common equity of 14.25%. The refunds and rate reduction commenced in December 1993.

Energy had previously recognized a loss of $139 million for the June 1987 Order. The difference between the $139 million and the $119 million portion of the refund applicable to the June 1987 Order is reflected in the Consolidated Statement of Income for the year ended December 31, 1993, as a reduction of the loss. The $31 million portion of the refund applicable to the April 1990 Order is reflected in the Consolidated Statement of Income for the same period as a reduction in operating revenues.

     (ii) February 1995 Order - Retail Rate Proceeding and Merger Savings Allocation Plan The IURC issued the February 1995 Order approving a settlement agreement entered into by Energy, the Office of the Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc., and the PSI-Industrial Group concerning Energy's petition for a $93 million retail rate increase ($103 million including carrying costs attributable to certain environmental expenditures not included in Energy's base retail electric rates) and Energy's previously filed plan for the allocation of its portion of merger savings between Energy's customers and CINergy's shareholders.

The February 1995 Order authorizes Energy to increase annual retail rates $33.6 million, effective February 1995. The increase excludes reductions for customer credits for non-fuel operation and maintenance expense merger savings (Non-fuel Merger Savings) and increases for carrying costs attributable to certain environmental expenditures not included in Energy's base retail electric rates, both of which are further discussed herein. The increase includes the recovery of the costs of postretirement benefits other than pensions on an accrual basis, the recovery of DSM expenditures, the recovery of a portion of amounts deferred for AFUDC continuation and depreciation expense, and the adoption of lower depreciation rates, which will reduce annual depreciation expense by approximately $30 million. This rate increase reflects an 11.9% return on common equity with an 8.25% overall rate of return on net original cost rate base.

Additionally, the February 1995 Order provides a mechanism to allocate Energy's share of net Non-fuel Merger Savings through December 31, 1997, between Energy's customers and CINergy's shareholders. CINergy currently anticipates that the estimated nominal merger savings of $1.5 billion will be apportioned approximately equally between CG&E and Energy. In essence, the mechanism guarantees Energy's customers 50% of Energy's portion of the projected net Non-fuel Merger Savings. Energy's customers will receive these merger savings via credits to base rates of $4.4 million in 1995, an additional $2.2 million in 1996, and an additional $2.4 million in 1997.
After 1997, the accumulated credits will continue until the effective date of an order in an Energy general retail rate proceeding. Energy will have to achieve these levels of merger savings in order to realize the 11.9% return on equity. This arrangement for sharing of merger savings allows Energy to recover its portion of transaction costs (currently estimated at $27 million) and costs to achieve merger savings (currently estimated at $21 million) over a 10-year period.

The February 1995 Order also provides Energy with a financial incentive to achieve, or exceed, merger savings projections and enhance operating efficiencies by allowing Energy to earn up to a 13.25% return on common equity until the effective date of an order in connection with Energy's July 1994 retail rate petition, which is currently pending before the IURC. Energy expects an order in this proceeding in the second quarter of 1996. Upon the effective date of an order relating to the July 1994 retail rate petition, the February 1995 Order provides Energy an opportunity to earn an additional 100 basis points above the common equity return to be granted by the IURC in such rate proceeding until December 31, 1997. In order to be eligible for such additional earnings, Energy must meet certain service-related conditions. Any mechanism for sharing of merger savings after December 31, 1997, will be determined in subsequent regulatory proceedings.

Finally, the February 1995 Order includes ratemaking and accounting mechanisms to address regulatory lag. The February 1995 Order approves Energy's proposal for current recovery of carrying costs associated with environmental compliance projects and the applicable portion of the Wabash River Clean Coal Project (Clean Coal Project) not included in Energy's base retail electric rates. The Clean Coal Project, which is located at the Wabash River Generating Station, is a 262-megawatt clean coal power generating facility planned to be placed in service during the third quarter of 1995. The February 1995 Order also includes provisions for the deferral of certain operating costs associated with the Clean Coal Project, together with the debt component of carrying costs thereon, and continued accrual of the debt component of carrying costs (to the extent not reflected in rates currently) and deferral of depreciation expense on the Clean Coal Project and a scrubber at Gibson Generating Station (Gibson) until the projects' costs are fully reflected in retail electric rates.

     (iii) July 1994 Retail Rate Petition In addition to the rate petition addressed in the February 1995 Order, Energy filed a petition in July 1994 with the IURC for a retail rate increase to recover, among other things, the costs of the Clean Coal Project and the scrubber at Gibson which was placed in service in September 1994. These two projects were previously approved by the IURC. Energy initially estimated a rate increase of 8%. Energy is currently evaluating how the rate settlement and the ability to earn a cash return during construction on certain projects, as previously discussed, will affect the estimated rate increase. Energy intends to file testimony supporting its rate increase request in May 1995 and, as previously discussed, anticipates an order in this proceeding in the second quarter of 1996. Energy cannot predict what action the IURC may take with respect to this proposed rate increase.

(b)  CG&E

In its May 1992 Order authorizing the phase-in of Zimmer costs into customer rates, the PUCO disallowed from rates approximately $230 million, representing costs related to Zimmer for nuclear fuel, nuclear wind-down activities during the conversion to a coal-fired facility, and a portion of the AFUDC accrued on Zimmer.

Pursuant to an appeal by CG&E of the May 1992 Order, the Supreme Court of Ohio (Court) ruled in November 1993 (November 1993 Ruling) that the PUCO does not have the authority to order a phase-in of amounts granted in a rate proceeding and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. However, the Court upheld the PUCO's disallowance of Zimmer costs, and, as a result, CG&E wrote off Zimmer costs of approximately $223 million, net of taxes, in the fourth quarter of 1993.

In April 1994, the PUCO issued an order approving a settlement agreement between CG&E, the PUCO Staff, the Ohio Office of Consumers' Counsel, and other intervenors which addressed the issues raised in the November 1993 Ruling. As part of the settlement, CG&E did not seek early implementation of the third phase of the authorized rate increase and will not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven-year period as contemplated in the May 1992 Order.
In addition, CG&E agreed to a moratorium on increases in base electric rates until January 1, 1999 (except under certain circumstances), and, in return, is allowed to retain all PUCO electric jurisdictional Non-fuel Merger Savings until 1999.

In the August 1993 Order, the PUCO authorized annual increases of approximately $41 million (5%) in electric revenues and $19 million (6%) in gas revenues that were effective immediately. The August 1993 Order precludes CG&E from increasing gas base rates prior to June 1, 1995, except for rate filings made under certain circumstances.

In 1994, CG&E expensed $32 million of merger transaction costs and costs to achieve merger savings applicable to its PUCO electric jurisdiction. The remaining merger-related costs allocable to PUCO electric jurisdictional customers will be expensed as incurred. CG&E and its utility subsidiaries intend to continue deferring the non-PUCO electric jurisdictional portion of merger transaction costs and costs to achieve merger savings (current estimate of $14 million) for future recovery in customer rates.

(c)  ULH&P

In mid-1993, the Kentucky Public Service Commission (KPSC) issued orders authorizing ULH&P to increase annual gas revenues by $4.2 million.

In exchange for the KPSC's support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case and extending to January 1, 2000. The KPSC also required CG&E and ULH&P to agree that, for 12 months from consummation of the merger, no filings will be made to adjust CG&E's base purchase power rate charged to ULH&P or ULH&P's base electric rates.

3.  Common Stock

The following table reflects the shares of CINergy common stock reserved for issuance at December 31, 1994, and issued in 1994, 1993, and 1992, for the stock-based plans, including previous plans of Resources and CG&E. Shares issued prior to merger consummation have been adjusted for Resources' merger conversion ratio of 1.023.

                                    Shares
                                  Reserved at           Shares Issued
                                 Dec. 31, 1994     1994       1993      1992

401(k) Savings Plans. . . . . .   7 691 752    1 458 631  1 152 096  1 193 926

Dividend Reinvestment and
  Stock Purchase Plan . . . . .   2 734 197    1 127 881    944 168    941 128

Directors' Deferred
  Compensation Plan . . . . . .     200 000           77     61 266       -

Performance Shares Plan*  . . .     800 000       27 116     28 447     26 156

Employee Stock Purchase
  and Savings Plan. . . . . . .   1 933 394      140 039        244    129 528

Stock Option Plan . . . . . . .   5 000 000       25 575    139 026       -

*A long-term incentive compensation plan for certain participants designated by the Compensation Committee of CINergy's Board of Directors.

In addition to the issuances of common stock previously discussed, Resources issued 1,118,671 shares of common stock in 1993 to the trustee of its two Master Trust Agreements as required as a result of the announcement of the merger. Prior to consummation of the merger in October 1994, Resources issued an additional 16,518 shares to the trustee and distributed 98,400 shares (reflected in the above table as shares issued in 1994) to participants of certain benefit plans. As a result of the merger consummation, in December 1994, CINergy retired the remaining 1,036,789 shares held by the trustee.

In December 1994, CINergy publicly issued 7,089,000 shares of common stock under a shelf registration statement for the sale of up to eight million shares. In addition, upon consummation of the merger, CINergy awarded five shares of common stock to all non-officer employees for an additional issuance of 43,605 shares under this shelf registration statement.

4.  Stock Option Plan

Resources' 1989 Stock Option Plan was merged into and made a part of CINergy's Stock Option Plan at merger consummation. Under CINergy's Stock Option Plan, incentive and non-qualified stock options and stock appreciation rights may be granted to key employees, officers, and outside directors. Common stock granted under the Stock Option Plan may not exceed five million shares. Options are granted at the fair market value of the shares on the date of grant, except that non-qualified stock options were granted to two executive officers under Resources' 1989 Stock Option Plan at an option price equal to 91% of the fair market value of the shares at the date of grant. Options vest over five years and have a purchase term of up to 10 years. All options granted prior to November 1993, but not previously vested, became vested upon approval of the merger by Resources' shareholders. No incentive stock options may be granted under the plan after October 24, 2004.

The Stock Option Plan activity for 1992, 1993, and 1994, adjusted for Resources' merger conversion ratio of 1.023, is summarized as follows:

                                                                  Range of
                                               Shares Subject   Option Prices
                                                  to Option       Per Share



Balance at December 31, 1991. . . . . . . .       1 212 129    $12.26 to 16.92
Options Granted . . . . . . . . . . . . . .          25 575         17.35
Options Cancelled . . . . . . . . . . . . .         (51 150)        16.56

Balance at December 31, 1992. . . . . . . .       1 186 554    $12.26 to 17.35
Options Exercised . . . . . . . . . . . . .        (139 026)    12.26 to 16.56

Balance at December 31, 1993. . . . . . . .       1 047 528    $12.50 to 17.35
Options Granted . . . . . . . . . . . . . .       1 387 500         22.88
Options Exercised . . . . . . . . . . . . .         (25 575)    13.14 to 16.56

Balance at December 31, 1994. . . . . . . .       2 409 453    $12.50 to 22.88

Shares Reserved for Future Grants
    At December 31, 1992. . . . . . . . . .       1 368 263
    At December 31, 1993. . . . . . . . . .       1 368 263
    At December 31, 1994. . . . . . . . . .       2 590 547

In addition, 1,395,000 options were granted to various employees on January 24, 1995, at an option price of $24.31 per share. An additional 25,000 options were granted on February 6, 1995, at an option price of $24.625 per share.

No stock appreciation rights have been granted under this plan. The total options exercisable at December 31, 1994, 1993, and 1992, were 1,021,953, 1,047,528, and 731,343, respectively.

5.  Common Stock of Subsidiaries

CINergy owns all of the common stock of CG&E and Energy. No common dividends can be paid by CG&E or Energy if dividends are in arrears on their preferred stock. The ability of CINergy to pay dividends to holders of CINergy common stock will depend on the ability of CG&E and Energy to pay common dividends to CINergy.

6.  Preferred Stock of Subsidiaries

Changes in preferred stock outstanding during 1994, 1993, and 1992, were as follows:

                                                     Shares
                                                     Issued           Par
                                                    (Retired)        Value
                                                    (dollars in thousands)
1994
Cumulative preferred stock
  Not subject to mandatory redemption
    Par value $100 per share
      Energy
        3 1/2% Series. . . . . . . . . . . . . .         (598)    $    (60)
      CG&E
        9.28 % Series. . . . . . . . . . . . . .     (400 000)     (40 000)

1993
Cumulative preferred stock
  Not subject to mandatory redemption
    Par value $25 per share
      Energy
        7.44 % Series. . . . . . . . . . . . . .    4 000 000      100 000
    Par value $100 per share
      Energy
        3 1/2% Series. . . . . . . . . . . . . .         (237)         (24)
        8.52 % Series. . . . . . . . . . . . . .     (211 190)     (21 119)
        8.38 % Series. . . . . . . . . . . . . .     (162 520)     (16 252)
        8.96 % Series. . . . . . . . . . . . . .     (216 900)     (21 690)
        6 7/8% Series. . . . . . . . . . . . . .      600 000       60 000

1992
Cumulative preferred stock
  Not subject to mandatory redemption
    Par value $100 per share
      Energy
        3 1/2% Series. . . . . . . . . . . . . .          (10)          (1)
      CG&E
        9.52 % Series. . . . . . . . . . . . . .     (450 000)     (45 000)
        9.30 % Series. . . . . . . . . . . . . .     (350 000)     (35 000)
  Subject to mandatory redemption
    Par value $100 per share
      Energy
        13.25% Series. . . . . . . . . . . . . .     (255 000)     (25 500)
      CG&E
        7 3/8% Series. . . . . . . . . . . . . .      800 000       80 000
        10.20% Series. . . . . . . . . . . . . .     (365 000)     (36 500)

Currently, Energy can sell up to an additional $40 million of preferred stock under an effective shelf registration statement and IURC authority.

7.  Preferred Stock of Subsidiary with Mandatory Redemption

CG&E's preferred stock redemption requirements for the next five years are $2.5 million in each of 1996 and 1997 and $6.5 million in each of 1998 and 1999.

CG&E's Cumulative Preferred Stock, 9.15% Series is subject to mandatory redemption each July 1, beginning in 1996, in an amount sufficient to retire 25,000 shares, and CG&E's 7 3/8% Series is subject to mandatory redemption each August 1, beginning in 1998, in an amount sufficient to retire 40,000 shares, each at $100 per share, plus accrued dividends. For both series, CG&E has the noncumulative option to redeem up to a like amount of additional shares in each year. CG&E has the option to satisfy the mandatory redemption requirements in whole or in part by crediting shares acquired by CG&E. To the extent CG&E does not satisfy its mandatory sinking fund obligation in any year, such obligation must be satisfied in the succeeding year or years. If CG&E is in arrears in the redemption pursuant to the mandatory sinking fund requirement, CG&E shall not purchase or otherwise acquire for value, or pay dividends on, common stock.

8.  Long-term Debt

CINergy's long-term debt maturities, excluding sinking fund requirements, for the next five years are $60 million in 1995, $50 million in 1996, $140 million in 1997, $35 million in 1998, and $186 million in 1999.

The first mortgage bond indentures of both CG&E and ULH&P provide that so long as any series of bonds issued prior to 1976 and 1978, respectively, are outstanding, CG&E and ULH&P will pay to the trustee as a Maintenance and Replacement Fund (M&R Fund), on or before April 30 of each year, in cash, unfunded property additions, or principal amount of first mortgage bonds of any series issued under the mortgages, a formularized amount related to the net revenues of CG&E and ULH&P. For 1994, the M&R Fund requirements (payable on or before April 30, 1995) for CG&E and ULH&P are approximately $114 million and $5 million, respectively.

Most of CG&E's and ULH&P's first mortgage bonds are redeemable at par value, plus accrued interest, through cash deposited to satisfy the annual M&R Fund requirement. On March 24, 1995, CG&E announced its intention to redeem, beginning May 1, 1995, $114 million principal amount of its 10.125% and 9.70% first mortgage bonds at par with cash deposited in the M&R Fund. ULH&P also announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the M&R Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

9.  Sale of Accounts Receivable and Interest Rate Swap

Energy has an agreement through January 1996 to sell, with limited recourse, an undivided percentage interest in certain of its accounts receivable from customers up to a maximum of $90 million. As of December 31, 1994, Energy's obligation under the limited recourse provision is $20 million. The refund provided for by the December 1993 Order, as previously discussed (see Note 2(a)(i)), reduced accounts receivable available for sale at December 31, 1993, to $40 million. Accounts receivable on the Consolidated Balance Sheets are net of the $87 million and $40 million interest sold at December 31, 1994, and December 31, 1993, respectively. The excess of $90 million over the accounts receivable available for sale at December 31, 1993, is reflected in the Consolidated Balance Sheet as "Advance under accounts receivable purchase agreement".

As a hedge against floating rate conditions, effective February 1, 1991, Energy entered into an interest rate swap agreement which effectively changed Energy's variable interest rate exposure on its $90 million (the notional principal amount) sale of accounts receivable to a fixed rate of 8.19%. Costs associated with the interest rate swap agreement are included in "Other - net" in the Consolidated Statements of Income. The interest rate swap agreement matures January 31, 1996. In the event of nonperformance by the other parties to the interest rate swap agreement, Energy would be exposed to floating rate conditions.

10.  Pension Plans

The defined benefit pension plans of CINergy's subsidiaries cover substantially all employees meeting certain minimum age and service requirements. Plan benefits are determined under a final average pay formula with consideration of years of participation, age at retirement, and the applicable average Social Security wage base or benefit amount.

The funding policies of the operating subsidiaries are to contribute annually to the plans an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes. Contributions for the 1994, 1993, and 1992 plan years were $3.5 million, $11.3 million, and $7.4 million, respectively. The plans' assets consist of investments in equity and fixed income securities.

CINergy's pension cost for 1994, 1993, and 1992 included the following components:
                                                    1994     1993     1992
                                                        (in millions)

Benefits earned during the period . . . . . . .    $ 19.4   $ 16.9   $ 15.9
Interest accrued on projected
  benefit obligations . . . . . . . . . . . . .      54.9     53.9     48.7
Actual (return) loss on plans' assets . . . . .       8.0    (69.9)   (51.1)
Net amortization and deferral . . . . . . . . .     (66.3)    15.4      (.1)

Net periodic pension cost . . . . . . . . . . .    $ 16.0   $ 16.3   $ 13.4

Additionally, during 1992 and 1994, CG&E recognized $28.4 million and $15.6 million, respectively, of accrued pension cost in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. These amounts represented the costs associated with additional benefits extended in connection with voluntary early retirement programs and workforce reductions in those years (see Note 12).

                                                  1994         1993          1992
Actuarial Assumptions:
For determination of projected benefit
  obligations
    Discount rate . . . . . . . . . . . . . .    8.50%         7.50%      8.25-8.50%
    Rate of increase in future compensation .    5.50        4.50-5.00    5.50-5.75

For determination of pension cost
  Rate of return on plans' assets . . . . . .  9.00-9.50     9.00-9.50    9.00-9.50





































The following table reconciles the plans' funded status with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (Statement 87), certain assets and obligations of the plans are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                               1994                  1993
                                        Plans'        Plan's         Plans'
                                    Assets Exceed  Accumulated   Assets Exceed
                                     Accumulated     Benefits     Accumulated
                                       Benefits   Exceed Assets     Benefits
                                                  (in millions)
Actuarial present value of benefits
  Vested benefits . . . . . . . .     $(320.7)      $(206.5)        $(534.2)
  Non-vested benefits . . . . . .       (25.5)        (11.0)          (40.8)

    Accumulated benefit
      obligations . . . . . . . .      (346.2)       (217.5)         (575.0)

  Effect of future compensation
    increases . . . . . . . . . .      (120.3)        (52.2)         (165.7)

    Projected benefit
      obligations . . . . . . . .      (466.5)       (269.7)         (740.7)

Plans' assets at fair value . . .       438.4         198.7           689.1

Projected benefit obligations in
  excess of plans' assets . . . .       (28.1)        (71.0)          (51.6)

Remaining balance of plans' net
  assets existing at date of
  initial application of
  Statement 87 to be recognized
  as a reduction of pension
  cost in future periods. . . . .        (8.6)         (3.8)          (13.8)

Unrecognized net gain
  resulting from experience
  different from that assumed
  and effects of changes in
  assumptions . . . . . . . . . .        (7.9)         (1.9)          (16.9)

Prior service cost not yet
  recognized in net periodic
  pension cost. . . . . . . . . .        38.1          18.2            44.1

Accrued pension cost at
  December 31 . . . . . . . . . .     $  (6.5)      $ (58.5)        $ (38.2)



11.  Other Postretirement Benefits

CINergy's subsidiaries provide certain health care and life insurance benefits to retired employees and their eligible dependents. The health care benefits include medical coverage and prescription drugs. Additionally, Energy provides dental benefits. Prior to 1993, the cost of retiree health care was charged to expense as claims were paid. The cost of life insurance benefits provided by Energy was charged to expense at retirement. The accounting for life insurance benefits provided by CG&E is further discussed herein. CG&E does not currently pre-fund its obligations for these postretirement benefits. Energy, in connection with the settlement which resulted in the February 1995 Order, agreed to begin funding its obligation for these postretirement benefits.

Effective with the first quarter of 1993, CINergy's subsidiaries implemented the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (Statement 106). Under the provisions of Statement 106, the costs of health care and life insurance benefits provided to retirees are recognized for accounting purposes during periods of employee service (accrual basis). The unrecognized and unfunded Accumulated Postretirement Benefit Obligations
(APBO) existing at the date of initial application of Statement 106 (i.e., the transition obligations) of $159.3 million are being amortized over a 20-year period.

Life insurance benefits are fully paid by CG&E for qualified employees. Eligibility to receive postretirement coverage is limited to those employees who participated in the plans and earned the right to postretirement benefits prior to January 1, 1991. In 1988, CG&E and its subsidiaries recognized the actuarially determined APBO for postretirement life insurance benefits earned by retirees. The portion of the APBO applicable to active employees is being amortized over 15 years, the employees' estimated remaining service lives. The accounting for CG&E's postretirement life insurance benefits was not affected by the adoption of Statement 106.

















Postretirement benefit cost for 1994 and 1993 included the following components:
                                              Health     Life
                                               Care    Insurance   Total
                                                     (in millions)
1994
Benefits earned during the period. . . . . .  $ 5.2       $ .2    $ 5.4
Interest accrued on APBO . . . . . . . . . .   13.8        2.2     16.0
Net amortization and deferral. . . . . . . .     .1         -        .1
Amortization of transition obligations . . .    8.1         .3      8.4

Net periodic postretirement benefit cost . .  $27.2       $2.7    $29.9

1993
Benefits earned during the period. . . . . .  $ 4.3       $ .2    $ 4.5
Interest accrued on APBO . . . . . . . . . .   13.4        2.1     15.5
Amortization of transition obligations . . .    8.1         .3      8.4

Net periodic postretirement benefit cost . .  $25.8       $2.6    $28.4
































The following table reconciles the APBO of the health care and life insurance plans with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement 106, certain obligations of the plans are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                               Health      Life
                                                Care     Insurance    Total
                                                       (in millions)
1994
Actuarial present value of benefits
  Fully eligible active plan participants. .  $ (11.4)    $  (.9)    $ (12.3)
  Other active plan participants . . . . . .    (84.3)      (2.3)      (86.6)
  Retirees and beneficiaries . . . . . . . .    (92.0)     (23.5)     (115.5)
    Projected APBO . . . . . . . . . . . . .   (187.7)     (26.7)     (214.4)
Unamortized transition obligations . . . . .    145.2        1.0       146.2
Unrecognized net (gain) loss resulting from
  experience different from that assumed
  and effects of changes in assumptions. . .      2.2       (2.6)        (.4)
Accrued postretirement benefit obligations
  at December 31, 1994 . . . . . . . . . . .  $ (40.3)    $(28.3)    $ (68.6)

1993
Actuarial present value of benefits
  Fully eligible active plan participants. .  $ (13.9)    $ (1.7)    $ (15.6)
  Other active plan participants . . . . . .    (90.6)      (3.5)      (94.1)
  Retirees and beneficiaries . . . . . . . .    (82.4)     (24.1)     (106.5)
    Projected APBO . . . . . . . . . . . . .   (186.9)     (29.3)     (216.2)
Unamortized transition obligations . . . . .    153.8        1.2       155.0
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions. . .     12.9         .6        13.5
Accrued postretirement benefit obligations
  at December 31, 1993 . . . . . . . . . . .  $ (20.2)    $(27.5)    $ (47.7)

The following assumptions were used to determine the APBO:

                                          1994          1993           1992

    Discount rate. . . . . . . . . .      8.50%         7.50%      8.25-8.50%

    Health care cost trend rate,
      gradually declining to 5%
      CG&E . . . . . . . . . . . . .   9.00-12.00%  10.00-13.00%  12.00-15.00%
      Energy . . . . . . . . . . . .   8.00-12.00    8.00-12.00    8.00-12.00

    Year ultimate trend rates achieved
      CG&E . . . . . . . . . . . . .       2002          2002          2003
      Energy . . . . . . . . . . . .       2007          2007          2007

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $27 million and $29.5 million for 1994 and 1993, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for 1994 and 1993 by approximately $3.7 million and $3.4 million, respectively.

CG&E and its subsidiaries began amortizing the transition obligation for health care costs over 20 years in accordance with Statement 106. The majority of CG&E's and its subsidiaries' postretirement benefit costs are subject to PUCO jurisdiction. The PUCO authorized CG&E to begin recovering these costs in September 1993. The adoption of Statement 106 did not have a material effect on the results of operations of CG&E and its subsidiaries.

In accordance with the February 1995 Order, Energy will recover the cost of postretirement benefits other than pensions on an accrual basis commencing February 1995. Prior to the recovery of these costs in customers' rates on an accrual basis, the difference between postretirement benefit costs determined in accordance with the provisions of Statement 106 and the costs determined in accordance with Energy's previous accounting practice was deferred for future recovery. Energy's deferrals totaled $21 million as of December 31, 1994. Commencing February 1995, approximately $6 million of costs deferred for the period January 1, 1993, through July 31, 1993, will be recovered over a five-year period. Recovery over a five-year period of the remaining deferrals is being requested in Energy's July 1994 retail rate petition.

12.  Workforce Reductions

In 1992, CG&E and its subsidiaries eliminated 464 positions. The workforce reduction was accomplished through a voluntary early retirement program and involuntary separations. At December 31, 1992, the accrued liability associated with the workforce reduction was $30.4 million (including $28.4 million of additional pension costs previously discussed in Note 10). In accordance with the August 1993 Order, CG&E is recovering the majority of these costs through rates over a period of three years.

Additionally, in an effort to begin to realize merger savings, CG&E and Energy completed voluntary workforce reduction programs in 1994. Under the programs, 284 employees elected to terminate their employment with the companies, resulting in a combined pre-tax cost of approximately $28.7 million ($17.4 million for CG&E, including $15.6 million of additional pension costs previously discussed in Note 10, and $11.3 million for Energy). In the third quarter of 1994, CG&E expensed $11 million representing the PUCO electric jurisdictional portion of these costs. The remaining $6.4 million of costs have been deferred as costs to achieve merger savings for future recovery through rates. The cost of Energy's voluntary workforce reduction plan was deferred as costs to achieve merger savings. In accordance with the February 1995 Order, Energy began amortization of costs to achieve merger savings October 1, 1994.

13.  Notes Payable

The operating subsidiary companies of CINergy had authority to borrow up to $575 million as of December 31, 1994. In connection with this authority, CINergy's subsidiaries have established unsecured lines of credit (Committed Lines) which currently permit borrowings of up to $343 million, of which $208 million remained unused. CG&E and Energy also issue commercial paper from time to time. All outstanding commercial paper is supported by Committed Lines of the respective companies. Additionally, this authority allows the subsidiary companies of CINergy to arrange for additional short-term borrowings with various banks on an "as offered" basis (Uncommitted Lines). All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

Amounts outstanding under the Committed Lines would become immediately due upon an event of default which includes non-payment, default under other agreements governing company indebtedness, bankruptcy, or insolvency. Certain of the Uncommitted Lines have similar default provisions. The lines are maintained by compensating balances or commitment fees. Commitment fees for the Committed Lines were immaterial during the 1992 through 1994 period.

In addition, CINergy has a $100 million credit facility which expires on September 27, 1997, of which $25 million remained unused at December 31, 1994. The facility may be increased to a maximum of $300 million, and the Company has an annual option of extending the term of the facility by one year.

For the years 1994, 1993, and 1992, CINergy's short-term borrowings outstanding at various times were as follows:
                                                                    Weighted
                                Weighted    Maximum       Average   Average
                                Average     Amount        Amount    Interest
                       Balance  Interest  Outstanding   Outstanding   Rate
                         at     Rate at     at Any      During the   During
                       Dec. 31  Dec. 31    Month-end       Year     the Year
                                      (dollars in millions)
1994
Bank loans. . . . . .  $228.9     6.11%     $377.4        $284.7      4.79%
Commercial paper. . .     -        -           7.9           1.0      4.22

1993
Bank loans. . . . . .   177.7     3.45       194.3         115.1      3.52
Commercial paper. . .     -        -          44.8          14.1      3.37

1992
Bank loans. . . . . .   177.7     3.89       211.2         112.9      4.04
Commercial paper. . .    13.0     4.22        43.7          11.3      3.82












14.  Fair Values of Financial Instruments

The estimated fair values of CINergy's and its subsidiaries' financial instruments were as follows (this information does not purport to be a valuation of CINergy as a whole):

                                      December 31            December 31
                                         1994                   1993
                                  Carrying    Fair       Carrying    Fair
Financial Instrument               Amount     Value       Amount     Value
                                                (in millions)

Long-term debt (includes amounts
  due within one year)
    First mortgage bonds. . . . .  $2 041    $2 018       $1 919     $2 161
    Other long-term debt. . . . .     735       700          726        773
Cumulative preferred stock of
  subsidiary - subject to
  mandatory redemption. . . . . .     210       221          210        230

The following methods and assumptions were used to estimate the fair values of each major class of financial instrument:

Cash and temporary cash investments, restricted deposits, and notes payable Due to the short period to maturity, the carrying amounts reflected on the Consolidated Balance Sheets approximate fair values.

Long-term debt The fair values of long-term debt issues were estimated based on the latest quoted market prices or, if not listed on the New York Stock Exchange (NYSE), on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments.

Cumulative preferred stock of subsidiary - subject to mandatory redemption The aggregate fair value of preferred stock subject to mandatory redemption was based on the latest closing prices quoted on the NYSE for each series.

15.  Income Taxes

Effective with the first quarter of 1993, CINergy and its subsidiaries implemented the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Net-of-tax accounting and reporting is prohibited. CINergy and its subsidiaries adopted this new accounting standard as the cumulative effect of a change in accounting principle with no restatement of prior periods. The adoption of Statement 109 had no material effect on CINergy's consolidated earnings.

In August 1993, Congress enacted the Omnibus Budget Reconciliation Act of 1993, which included a provision to increase the Federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. In accordance with the provisions of Statement 109, the income tax rate increase resulted in an increase in the net deferred income tax liability and recognition of a regulatory asset to reflect expected future recovery of the increased liability through rates charged to customers.

The significant components of CINergy's net deferred income tax liability at December 31, 1994, and 1993, are as follows:

                                                        1994           1993
                                                           (in millions)
Deferred Income Tax Liabilities
  Utility plant . . . . . . . . . . . . . . . .       $  947.8       $  937.0
  Unamortized costs of reacquiring debt . . . .           26.1           24.8
  Deferred operating expenses,
    phase-in deferred return,
    and accrued carrying costs. . . . . . . . .           87.8           74.8
  Amounts due from customers - income taxes . .          112.1          109.7
  Deferred demand-side management costs . . . .           39.8           22.1
  Other . . . . . . . . . . . . . . . . . . . .           47.2           37.2
    Total deferred income tax liabilities . . .        1 260.8        1 205.6

Deferred Income Tax Assets
  Unamortized investment tax credits. . . . . .           70.8           74.4
  Litigation settlement . . . . . . . . . . . .           29.8           29.8
  Deferred fuel costs . . . . . . . . . . . . .           13.1           15.3
  Accrued pension and other benefit costs . . .           33.7           21.3
  Other . . . . . . . . . . . . . . . . . . . .           42.3           45.9
    Total deferred income tax assets. . . . . .          189.7          186.7

Net Deferred Income Tax Liability . . . . . . .       $1 071.1       $1 018.9




















A summary of Federal and state income taxes charged (credited) to income and the allocation of such amounts is as follows:

                                                   1994      1993       1992
                                                        (in millions)

Current Income Taxes
  Federal . . . . . . . . . . . . . . . . . . .   $104.1    $ 49.1     $ 67.6
  State . . . . . . . . . . . . . . . . . . . .      6.5       1.3        7.2
      Total current income taxes. . . . . . . .    110.6      50.4       74.8

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items . . . . . . . . . . . . . .     62.2      58.4       52.3
    Loss related to settlement of the IURC's
      June 1987 and April 1990 Orders (Note 2).     (5.2)     45.9         -
    Property taxes. . . . . . . . . . . . . . .    (13.3)     (9.3)       6.4
    Demand-side management costs. . . . . . . .     14.5      11.7        5.3
    Write-off of a portion of Zimmer (Note 2) .       -      (11.0)        -
    Pension and other benefit costs . . . . . .    (12.5)     (4.2)      (2.3)
    Post-in-service deferred operating
      expenses. . . . . . . . . . . . . . . . .     (1.6)      4.7        4.0
    Other items - net . . . . . . . . . . . . .     (5.4)      3.2       (2.6)
      Total deferred Federal income taxes . . .     38.7      99.4       63.1

  State . . . . . . . . . . . . . . . . . . . .      2.7       7.5        2.5

      Total deferred income taxes . . . . . . .     41.4     106.9       65.6

Investment Tax Credits - Net. . . . . . . . . .    (10.4)    (10.3)     (10.2)

      Total Income Taxes. . . . . . . . . . . .   $141.6    $147.0     $130.2

Allocated to:
  Operating income. . . . . . . . . . . . . . .   $152.2    $172.6     $160.4
  Other income and expenses - net . . . . . . .    (10.6)    (25.6)     (30.2)
                                                  $141.6    $147.0     $130.2














Federal income taxes, computed by applying the statutory Federal income tax rate to book income before Federal income tax, are reconciled to Federal income tax expense reported in the Consolidated Statements of Income as follows:

                                                 1994       1993       1992
                                                        (in millions)

Statutory Federal income tax provision. . . . . $121.0     $ 70.2     $133.1
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits. . . .  (10.4)     (10.0)      (9.9)
  Depreciation and other utility plant-
    related differences . . . . . . . . . . . .   13.5       13.1        9.7
  Preferred dividend requirements of
    subsidiaries. . . . . . . . . . . . . . . .   12.4       13.3       11.9
  AFUDC equity. . . . . . . . . . . . . . . . .   (2.2)      (5.0)      (5.0)
  Deferred operating expenses, phase-in
    deferred return, and accrued
    carrying costs. . . . . . . . . . . . . . .   (6.5)      (9.3)     (21.5)
  Write-off of a portion of Zimmer. . . . . . .     -        69.4         -
  Other - net . . . . . . . . . . . . . . . . .    4.6       (3.5)       2.2
Federal income tax expense. . . . . . . . . . . $132.4     $138.2     $120.5

16.  Commitments and Contingencies

(a) Construction CINergy will have substantial commitments in connection with its construction program. Aggregate expenditures for CINergy's construction program for the 1995 through 1999 period are currently estimated to be approximately $2.1 billion.

In connection with Energy's Clean Coal Project, Energy has a 25-year contractual agreement with Destec Energy, Inc. (Destec) which requires Energy to pay Destec a fixed monthly fee plus certain monthly operating expenses once the facility is operational. Over the next five years (1995 through 1999), the fixed fee will be $56 million, and the variable fee is estimated at $95 million. As previously discussed, Energy received authorization in the February 1995 Order to defer these costs for subsequent recovery in an IURC order associated with Energy's July 1994 retail rate petition.

(b)  Manufactured Gas Plants

     (i) Energy Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former MGP sites in Indiana, including, but not limited to, sites in Shelbyville and Lafayette, two sites previously owned by Energy. Energy has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company [IGC]), including the Shelbyville and Lafayette sites.

The Shelbyville site has been the subject of an investigation and cleanup enforcement action by the Indiana Department of Environmental Management
(IDEM) against IGC and Energy. Without admitting liability, Energy and IGC have conducted an investigation and remedial activities at the Shelbyville site. Energy and IGC are sharing equally in the costs of investigation and cleanup of this site.

In 1992, the IDEM issued an order to IGC, naming IGC as a potentially responsible party (PRP) as defined by the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which requires investigation and remediation of the Lafayette MGP site. IGC entered into an agreed order with the IDEM for the removal of MGP contamination at the site.

In April 1993, IGC filed testimony with the IURC seeking recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which it has an interest, including sites acquired from Energy. In its testimony, IGC stated that it would also seek to recover a portion of these costs from other PRPs, including previous owners. IGC has informed Energy of the basis for IGC's position that Energy, as a PRP under CERCLA, should contribute to IGC's response costs related to investigating and remediating contamination at MGP sites which Energy sold to IGC. The IURC has not ruled on IGC's petition. In its July 1994 retail rate petition, Energy is seeking approval to defer, and subsequently recover through rates, any costs it incurs for investigation and remediation of previously owned MGP sites.

Except for the Shelbyville site, Energy has not assumed any responsibility to reimburse IGC for its costs for investigating and cleaning up MGP sites. With respect to the Shelbyville site, based upon environmental investigations completed to date, Energy believes that any further required investigation and remediation will not have a material adverse effect on its financial condition or results of operations. At this time, it is premature for Energy to predict the nature, extent, and costs of, or Energy's responsibility for, any environmental investigations and remediations which may be required at other MGP sites owned, or previously owned, by Energy.

     (ii) CG&E and its Utility Subsidiaries Lawrenceburg Gas Company (Lawrenceburg), a wholly-owned subsidiary of CG&E, also has an MGP site which is under investigation to determine a remediation strategy. Total cleanup cost is currently estimated to be approximately $750,000. Lawrenceburg has applied to have the site included in the IDEM's voluntary cleanup program. CG&E and its utility subsidiaries are aware of other potential sites where MGP activities may have occurred at some time in the past. None of these sites are known to present a risk to the environment. Except for the Lawrenceburg site, neither CG&E nor its utility subsidiaries have undertaken responsibility for investigating other potential MGP sites.

(c) Wabash Valley Power Association, Inc. (WVPA) Litigation In February 1984, WVPA discontinued payments to Energy for its 17% share of Marble Hill, a nuclear project jointly owned by Energy and WVPA which was cancelled by Energy in 1984, and filed suit against Energy in the United States District Court for the Southern District of Indiana (Indiana District Court), seeking $478 million plus interest and other damages to recover its Marble Hill costs. The suit was amended to include as defendants several officers of Energy along with certain contractors and their officers involved in the Marble Hill project, and to allege claims against all defendants under the Racketeer Influenced and Corrupt Organizations Act (RICO). Claims proven and damages allowed under RICO may be trebled and attorneys' fees assessed against the defendants. The suit was further amended to add claims of common law fraud, constructive fraud and deceit, and negligent misrepresentation against Energy and the other defendants.

In 1985, Energy and WVPA entered into an agreement under which Energy agreed to place in escrow 17% of all salvage proceeds received from the sales of Marble Hill equipment, materials, and nuclear fuel after May 23, 1985, as a result of WVPA's filing for protection under Chapter 11 of the Federal Bankruptcy Code.

In 1989, Energy and its officers reached a settlement with WVPA which, if approved by judicial and regulatory authorities, will settle the suit filed by WVPA. The settlement is also contingent on the resolution of the WVPA bankruptcy proceeding.

The principal terms of the settlement are:

. Energy, on behalf of itself and its officers, will pay $80 million on behalf of WVPA to Rural Utility Services (RUS), previously called the Rural Electrification Administration, and the National Rural Utilities Cooperative Finance Corporation (CFC). The $80 million obligation, net of insurance proceeds, other credits, and applicable income tax effects, was charged to income in 1988 and 1989.

. WVPA will transfer its 17% ownership interest in the site to Energy, and Energy will assume responsibility for all future costs associated with the site, excluding WVPA's 17% share of future salvage program expenses. Additionally, RUS and CFC will receive the balance in the salvage escrow account and 17% of future salvage proceeds, net of related salvage program expenses.

. Energy will enter into a 35-year take-or-pay power supply agreement for the sale of 70 megawatts of firm power to WVPA. This power will be supplied from Gibson Unit 1 and will be priced at Energy's firm power rates for service to WVPA. The difference between the revenues received from WVPA and the costs of operating Gibson Unit 1 (the Margin) will be remitted annually by Energy, on behalf of itself and its officers, to RUS and CFC to discharge a $90 million obligation, plus accrued interest. If, at the end of the term of the power supply agreement, the $90 million obligation plus accrued interest has not been fully discharged, Energy must do so within 60 days. The settlement provides that in the event Energy is party to a merger or acquisition, Energy and WVPA will use their best efforts to obtain regulatory approval to price the power sale exclusive of the effects of the merger or acquisition.

Certain aspects of the settlement are subject to approval by the FERC and potentially by the IURC and the Michigan Public Service Commission. At such time as the necessary approvals from these regulatory authorities are received, Energy will record a $90 million regulatory asset. Concurrently, a $90 million obligation to RUS and CFC will be recorded as a long-term commitment. Recognition of the asset is based, in part, on projections which indicate that the Margin will be sufficient to discharge the $90 million obligation to RUS and CFC, plus accrued interest, within the 35-year term of the power supply agreement. If, in some future period, projections indicate the Margin would not be sufficient to discharge the obligation plus accrued interest within the 35-year term, the deficiency would be recognized as a loss.

RUS has proposed a plan of reorganization which, similar to WVPA's plan, incorporates the settlement agreement. However, RUS's plan provides for full recovery of principal and interest on WVPA's debt to RUS, which is substantially in excess of the amount to be recovered under WVPA's proposed plan. In 1991, the United States Bankruptcy Court for the Southern District of Indiana (Bankruptcy Court) confirmed WVPA's plan of reorganization and denied confirmation of RUS's opposing plan. The Bankruptcy Court's approval of WVPA's reorganization plan is contingent upon WVPA's receipt of regulatory approval to change its rates. RUS appealed the Bankruptcy Court's decision to the Indiana District Court. In June 1994, the Indiana District Court ruled in favor of WVPA's plan. RUS subsequently appealed this decision. Energy cannot predict the outcome of this appeal, nor is it known whether WVPA can obtain regulatory approval to change its rates. If reasonable progress is not made in satisfying conditions to the settlement by February 1, 1996, either party may terminate the settlement agreement.

(d)  United Scrap Lead Site  The United States Environmental Protection Agency
(EPA) alleges that CG&E is a PRP under the CERCLA liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so named. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under the CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning up the site, estimated by the EPA to be $27 million, of which CG&E estimates its portion to be immaterial to its financial condition or results of operations.

(e) Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgement over CINergy's ownership of the gas operations for a period of three years. In November 1994, the SEC requested comments on the modernization of the PUHCA given the industry's movement toward a more competitive environment, including whether or not a utility registered under the PUHCA may own a combination system (i.e., electric and gas). CINergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval to retain the gas portion of the business. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. Further, CINergy believes that divestiture of the gas operations, if required, would not have a material effect on merger savings. See Note 19 for financial information by business segments.

17.  Jointly Owned Plant

Energy is a joint owner of Gibson Unit 5 with WVPA and the Indiana Municipal Power Agency (IMPA). Additionally, Energy is a co-owner with WVPA and IMPA of certain transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems which are operated and maintained by Energy. CG&E, Columbus Southern Power Company, and The Dayton Power and Light Company have constructed electric generating units and related transmission facilities on varying common ownership bases. The Consolidated Statements of Income reflect Energy's and CG&E's portions of all operating costs associated with the commonly owned facilities.

Energy's and CG&E's investments in jointly owned plant are as follows:

                                                          1994
                                            Utility Plant   Accumulated    Construction
                                 Share       in Service     Depreciation  Work in Progress
                                                 (dollars in millions)
Energy
Production
  Gibson (Unit 5) . . . . . . .  50.05%        $  207          $ 92             $ 3
Transmission property
  and local facilities. . . . .  93.68          1 630           565              53

CG&E
Production
  Miami Fort Station
    (Units 7 and 8) . . . . . .  64               202           100               1
  W.C. Beckjord Station
    (Unit 6). . . . . . . . . .  37.5              41            22               -
  J.M. Stuart Station . . . . .  39               262           107               5
  Conesville Station
    (Unit 4). . . . . . . . . .  40                70            31               3
  Zimmer. . . . . . . . . . . .  46.5           1 211           133               3
  East Bend Station . . . . . .  69               329           140               1
  Killen Station. . . . . . . .  33               186            71               -
Transmission. . . . . . . . . .  various           62            28               -

18.  Quarterly Financial Data (unaudited)

                                                                    Net         Earnings
                                  Operating        Operating       Income        (Loss)
Quarter Ended                     Revenues          Income         (Loss)   Per Share
                                   (in millions, except per share amounts)
1994
March 31 . . . . . . . . . . .     $  866             $155          $  99          $  .68
June 30. . . . . . . . . . . .        673              106             49             .33
September 30 . . . . . . . . .        692              118(a)          58 (a)         .39 (a)
December 31. . . . . . . . . .        693               61(a)         (15)(a)        (.10)(a)
   Total . . . . . . . . . . .     $2 924             $440          $ 191          $ 1.30

1993
March 31 . . . . . . . . . . .     $  783             $140          $  95          $  .65
June 30. . . . . . . . . . . .        590               80             45             .30
September 30 . . . . . . . . .        703              134             77             .53
December 31. . . . . . . . . .        764              129           (154)(b)       (1.05)(b)
   Total . . . . . . . . . . .     $2 840             $483          $  63          $  .43

(a) In 1994, CINergy recognized charges to earnings of approximately $79 million ($56 million, net of taxes) or 38 cents per share primarily for certain merger costs and other costs which the Company does not expect to recover from customers due to rate settlements related to securing support for the merger. Of these charges, approximately $46 million, net of taxes (31 cents per share), was recognized in the fourth quarter and approximately $8 million, net of taxes (5 cents per share), was recognized in the third quarter. The charges include the PUCO electric jurisdictional portion of merger transaction costs and costs to achieve merger savings incurred through December 31, 1994, previously capitalized information systems development costs, and severance benefits to former officers of CG&E and Energy. Of the total $79 million charge, $62 million is reflected in "OPERATING EXPENSES -
Other operation" and $17 million is reflected in "OTHER INCOME AND EXPENSES -
NET".

(b) In the fourth quarter of 1993, CINergy recognized a charge to earnings of approximately $235 million ($223 million, net of taxes) or $1.55 per share for the write-off of a portion of Zimmer. Additionally, approximately $25 million
($16 million, net of taxes) or 11 cents per share of costs incurred in connection with IPALCO Enterprises, Inc.'s hostile takeover attempt of Resources prior to the merger was charged to expense during the last three quarters of 1993. These charges are reflected in "OTHER INCOME AND EXPENSES -
NET".

19. Financial Information by Business Segments

                                               Operating
                      Operating    Operating    Income   Provision for  Construction
Year Ended            Revenues      Income       Taxes   Depreciation   Expenditures
                                             (in millions)
1994
  Electric.........    $2 482        $412        $144        $274            $432
  Gas..............       442          28           8          20              42

    Total..........    $2 924        $440        $152        $294            $474

1993
  Electric.........    $2 371        $450        $166        $261            $517
  Gas..............       469          33           7          18              45

    Total..........    $2 840        $483        $173        $279            $562

1992
  Electric.........    $2 240        $402        $157        $242            $474
  Gas..............       394          23           3          16              42

    Total..........    $2 634        $425        $160        $258            $516

                                                             December 31
                                                   1994          1993          1992
                                                            (in millions)
Property, Plant, and Equipment - net
  Electric..........................              $5 680        $5 519        $5 461
  Gas...............................                 519           504           476
                                                   6 199         6 023         5 937
Other Corporate Assets..............               1 951         1 781         1 196

    Total Assets....................              $8 150        $7 804        $7 133

For a discussion of the potential divestiture of CG&E's gas operations, see
Note 16(e).

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                  PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Reference is made to CINergy Corp.'s (CINergy) 1995 Proxy Statement with respect to identification of directors and their current principal occupations.

Executive Officers

The information included in Part I of this report on pages 14 through 16 under the caption "Executive Officers of the Registrant" is referenced in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

                       ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to CINergy's 1995 Proxy Statement with respect to executive compensation.

             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

Reference is made to CINergy's 1995 Proxy Statement with respect to security ownership of certain beneficial owners, security ownership of management, and changes in control.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.









                                     PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", page 44 of this report, for an index of the financial statements and financial statement schedules included in this report.

(b)  Reports on Form 8-K.

The following reports on Form 8-K were filed during the last quarter of 1994:

 Date of Report                            Items Filed

October 24, 1994            Item 2.  Acquisition or Disposition of Assets
                            Item 5.  Other Events
                            Item 7.  Financial Statements and Exhibits

November 23, 1994           Item 7.  Financial Statements and Exhibits

December 29, 1994           Item 7.  Financial Statements and Exhibits

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference and made a part hereof. Exhibits not so identified are filed herewith.

  Exhibit
Designation                           Nature of Exhibit

   3-a                 *Certificate of Incorporation of CINergy
                       Corp. (CINergy).  (Exhibit to CINergy's
                       Annual Report on Form 10-K for the year
                       ended December 31, 1993.)

   3-b                 By-laws of CINergy as adopted October 24,
                       1994.

   4-a *Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI Energy, Inc. (Energy) and The First National Bank of Chicago, as Trustee (Exhibit A-Part 3 in File No. 70-258), and LaSalle National Bank as Successor Trustee (Supplemental Indenture dated March 30, 1984).


  Exhibit
Designation                           Nature of Exhibit

   4-b                 *Nineteenth Supplemental Indenture between
                       Energy and The First National Bank of
                       Chicago dated January 1, 1972.  (Exhibit to
                       File No. 2-42545.)

   4-c *Twenty-third Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated January 1, 1977.  (Exhibit to
                       File No. 2-57828.)

   4-d *Twenty-fifth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated September 1, 1978. (Exhibit to File No. 2-62543.)

   4-e                 *Twenty-seventh Supplemental Indenture
                       between Energy and The First National Bank of Chicago dated March 1, 1979. (Exhibit to File No. 2-63753.)

   4-f *Thirty-fifth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated March 30, 1984.  (Exhibit to
                       Energy's 1984 Form 10-K in File No. 1-3543.)

   4-g *Thirty-ninth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated March 15, 1987.  (Exhibit to
                       Energy's 1987 Form 10-K in File No. 1-3543.)

   4-h *Forty-first Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated June 15, 1988.  (Exhibit to
                       Energy's 1988 Form 10-K in File No. 1-3543.)

   4-i *Forty-second Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated August 1, 1988.  (Exhibit to
                       Energy's 1988 Form 10-K in File No. 1-3543.)

   4-j *Forty-fourth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated March 15, 1990.  (Exhibit to
                       Energy's 1990 Form 10-K in File No. 1-3543.)

   4-k *Forty-fifth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated March 15, 1990.  (Exhibit to
                       Energy's 1990 Form 10-K in File No. 1-3543.)

  Exhibit
Designation                           Nature of Exhibit

   4-l *Forty-sixth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated June 1, 1990.  (Exhibit to
                       Energy's 1991 Form 10-K in File No. 1-3543.)

   4-m                 *Forty-seventh Supplemental Indenture
                       between Energy and The First National Bank of Chicago dated July 15, 1991. (Exhibit to Energy's 1991 Form 10-K in File No. 1-3543.)

   4-n *Forty-eighth Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated July 15, 1992.  (Exhibit to
                       Energy's 1992 Form 10-K in File No. 1-3543.)

   4-o *Forty-ninth Supplemental Indenture between Energy and The First National Bank of Chicago dated February 15, 1993. (Exhibit to Energy's 1992 Form 10-K in File No. 1-3543.)

   4-p *Fiftieth Supplemental Indenture between Energy and The First National Bank of Chicago dated February 15, 1993. (Exhibit to Energy's 1992 Form 10-K in File No. 1-3543.)

   4-q *Fifty-first Supplemental Indenture between Energy and The First National Bank of
                       Chicago dated February 1, 1994.  (Exhibit to
                       Energy's 1993 Form 10-K in File No. 1-3543.)

   4-r *Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between Energy and The First National Bank of Chicago, as Trustee. (Exhibit to Energy's Form 10-K/A in File No. 1-3543, Amendment No. 2, dated July 15, 1993.)

   4-s *Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between Energy and The First National Bank of Chicago, as Trustee. (Exhibit to Energy's Form 10-K/A in File No. 1-3543, Amendment No. 2, dated July 15, 1993.)




  Exhibit
Designation                          Nature of Exhibit

   4-t *Original Indenture (First Mortgage Bonds) between The Cincinnati Gas & Electric Company (CG&E) and The Bank of New York (as Trustee) dated as of August 1, 1936. (Exhibit to CG&E's Registration Statement No. 2-2374.)

   4-u *Tenth Supplemental Indenture between CG&E and The Bank of New York dated as of July 1, 1967. (Exhibit to CG&E's Registration
                       Statement No. 2-26549.)

   4-v                 *Eleventh Supplemental Indenture between
                       CG&E and The Bank of New York dated as of May 1, 1969. (Exhibit to CG&E's
                       Registration Statement No. 2-32063.)

   4-w *Thirteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 1, 1971. (Exhibit to CG&E's Registration Statement No. 2-41974.)

   4-x *Fourteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 2, 1972. (Exhibit to CG&E's Registration Statement No. 2-60961.)

   4-y *Fifteenth Supplemental Indenture between CG&E and The Bank of New York dated as of August 1, 1973. (Exhibit to CG&E's Registration Statement No. 2-60961.)

   4-z *Twenty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of December 1, 1985. (Exhibit to CG&E's 1985
                       Form 10-K in File No. 1-1232.)

   4-aa *Twenty-ninth Supplemental Indenture between CG&E and The Bank of New York dated as of June 15, 1989. (Exhibit to CG&E's June 30, 1989, Form 10-Q in File No. 1-1232.)

   4-bb *Thirtieth Supplemental Indenture between CG&E and The Bank of New York dated as of May 1, 1990. (Exhibit to CG&E's June 30, 1990, Form 10-Q in File No. 1-1232.)




  Exhibit
Designation                          Nature of Exhibit

  4-cc *Thirty-first Supplemental Indenture between CG&E and The Bank of New York dated as of December 1, 1990. (Exhibit to CG&E's 1990
                       Form 10-K in File No. 1-1232.)

  4-dd                 *Thirty-second Supplemental Indenture
                       between CG&E and The Bank of New York dated as of December 15, 1991. (Exhibit to CG&E's Registration Statement No. 33-45115.)

  4-ee *Thirty-third Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992. (Exhibit to CG&E's
                       Registration Statement No. 33-53578.)

  4-ff                 *Thirty-fourth Supplemental Indenture
                       between CG&E and The Bank of New York dated as of October 1, 1993. (Exhibit to CG&E's
                       September 30, 1993, Form 10-Q in File No. 1-
                       1232.)

  4-gg *Thirty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of January 1, 1994. (Exhibit to CG&E's
                       Registration Statement No. 33-52335.)

  4-hh *Thirty-sixth Supplemental Indenture between CG&E and The Bank of New York dated as of February 15, 1994. (Exhibit to CG&E's
                       Registration Statement No. 33-52335.)

  4-ii                 *Loan Agreement between CG&E and County of
                       Boone, Kentucky dated as of February 1,
                       1985.  (Exhibit to CG&E's 1984 Form 10-K in
                       File No. 1-1232.)

  4-jj                 *Loan Agreement between CG&E and State of
                       Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

  4-kk                 *Loan Agreement between CG&E and State of
                       Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

  4-ll                 *Loan Agreement between CG&E and State of
                       Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

  Exhibit
Designation                          Nature of Exhibit

  4-mm                 *Repayment Agreement between CG&E and The
                       Dayton Power and Light Company dated as of December 23, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

  4-nn                 *Loan Agreement between CG&E and State of
                       Ohio Water Development Authority dated as of
                       January 1, 1994.  (Exhibit to CG&E's 1993
                       Form 10-K in File No. 1-1232.)

  4-oo                 *Loan Agreement between CG&E and State of
                       Ohio Air Quality Development Authority dated as of January 1, 1994. (Exhibit to CG&E's
                       1993 Form 10-K in File No. 1-1232.)

  4-pp                 *Loan Agreement between CG&E and County of
                       Boone, Kentucky dated as of January 1, 1994.
                       (Exhibit to CG&E's 1993 Form 10-K in File
                       No. 1-1232.)

  4-qq *Original Indenture (First Mortgage Bonds) between The Union Light, Heat and Power Company (ULH&P) and The Bank of New York dated as of February 1, 1949. (Exhibit to ULH&P's Registration Statement No. 2-7793.)

  4-rr *Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967. (Exhibit to CG&E's Registration
                       Statement No. 2-60961.)

  4-ss *Seventh Supplemental Indenture between ULH&P and The Bank of New York dated as of October 1, 1973. (Exhibit to CG&E's Registration Statement No. 2-60961.)

  4-tt *Eighth Supplemental Indenture between ULH&P and The Bank of New York dated as of December 1, 1978. (Exhibit to CG&E's
                       Registration Statement No. 2-63591.)

  4-uu *Tenth Supplemental Indenture between ULH&P and The Bank of New York dated as of July 1, 1989. (Exhibit to CG&E's June 30, 1989,
                       Form 10-Q in File No. 1-1232.)

  4-vv *Eleventh Supplemental Indenture between ULH&P and The Bank of New York dated as of June 1, 1990. (Exhibit to CG&E's June 30, 1990, Form 10-Q in File No. 1-1232.)

  Exhibit
Designation                          Nature of Exhibit

  4-ww                 *Twelfth Supplemental Indenture between
                       ULH&P and The Bank of New York dated as of November 15, 1990. (Exhibit to ULH&P's 1990 Form 10-K in File No. 2-7793.)

  4-xx                 *Thirteenth Supplemental Indenture between
                       ULH&P and The Bank of New York dated as of August 1, 1992. (Exhibit to ULH&P's 1992
                       Form 10-K in File No. 2-7793.)

  10-a *Energy Union Employees' 401(k) Savings Plan, amended and restated October 24, 1994, effective January 1, 1992. (Exhibit to CINergy's Form S-8, filed October 18, 1994.)


  10-b *Energy Employees' 401(k) Savings Plan, amended and restated October 24, 1994, effective January 1, 1992. (Exhibit to CINergy's Form S-8, filed October 18, 1994.)

  10-c                 *CG&E Deferred Compensation and Investment
                       Plan, as amended, effective January 1, 1989.
                       (Exhibit to CINergy's Form S-8, filed August
                       30, 1994.)

  10-d *CG&E Savings Incentive Plan, as amended, effective January 1, 1989. (Exhibit to
                       CINergy's Form S-8, filed August 30, 1994.)

  10-e +Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, CINergy Corp. (an Ohio corporation), CINergy (a Delaware corporation), PSI Resources, Inc., Energy, and Jackson H. Randolph.

  10-f *+Amended and Restated Employment Agreement dated July 2, 1993, among PSI Resources, Inc., Energy, CG&E, CINergy, CINergy Sub, Inc., and James E. Rogers, Jr. (Exhibit to CINergy's Amendment No. 3 to Form S-4, filed October 8, 1993.)

  10-g *+Employment Agreement dated October 4, 1993, among CINergy, Energy, and John M. Mutz. (Exhibit to PSI Resources, Inc.'s September 30, 1993, Form 10-Q, File No. 1-9941.)



  Exhibit
Designation                           Nature of Exhibit

  10-h +Employment Agreement dated January 1, 1995, among CINergy, CG&E, CINergy Services, Inc., CINergy Investments, Inc., Energy, and
                       William J. Grealis.

  10-i *+CINergy Stock Option Plan, adopted October 18, 1994, effective October 24, 1994.
                       (Exhibit to CINergy's Form S-8, filed
                       October 19, 1994.)

  10-j                 *+CINergy Performance Shares Plan, adopted
                       October 18, 1994, effective October 24,
                       1994.  (Exhibit to CINergy's Form S-8, filed
                       October 19, 1994.)

  10-k                 +CINergy Annual Incentive Plan, adopted
                       October 18, 1994, effective October 24,
                       1994.

  10-l *CINergy Employee Stock Purchase and Savings Plan, adopted October 18, 1994, effective
                       October 24, 1994.  (Exhibit to CINergy's
                       Form S-8, filed October 19, 1994.)

  10-m Amendment to CINergy Employee Stock Purchase and Savings Plan, adopted January 25, 1995, retroactively effective January 1, 1995.

  10-n                 *+CINergy Directors' Deferred Compensation
                       Plan, adopted October 18, 1994, effective
                       October 24, 1994.  (Exhibit to CINergy's
                       Form S-8, filed October 19, 1994.)

  10-o                 +CINergy Retirement Plan for Directors,
                       adopted October 18, 1994, effective October
                       24, 1994.

  10-p +CINergy Executive Supplemental Life Insurance Program adopted October 18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation Agreement, Executive Supplemental Life Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance Program Split Dollar Agreement II.






  Exhibit
Designation                           Nature of Exhibit

  10-q *Text of Settlement Agreement dated October 27, 1993, by and among PSI Resources, Inc., Energy, CG&E, CINergy, IPALCO Enterprises, Inc., Indianapolis Power & Light Company, James E. Rogers, John R. Hodowal, and Ramon
                       L. Humke (together with the exhibits and schedules thereto). (Exhibit to PSI Resources, Inc.'s Form 8-K dated October 27, 1993.)

   10-r                *+Deferred Compensation Agreement between
                       Jackson H. Randolph and CINergy dated
                       January 1, 1992.  (Exhibit to CG&E's 1992
                       Form 10-K in File No. 1-1232.)

   10-s +Split Dollar Insurance Agreement, effective as of May 1, 1993, between CINergy and Jackson H. Randolph.

   10-t *+Deferred Compensation Agreement, effective as of January 1, 1992, between CINergy and James E. Rogers, Jr. (Exhibit to Energy's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-u *+Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between CINergy and James E. Rogers, Jr. (Exhibit to Energy's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-v *+First Amendment to Split Dollar Life Insurance Agreement between CINergy and James E. Rogers, Jr. dated December 11, 1992. (Exhibit to Energy's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-w *+Energy Supplemental Retirement Plan amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to Energy's 1992 Form 10-K in File No. 1-3543.)

   10-x *+Energy Excess Benefit Plan, formerly named the Supplemental Pension Plan, amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to Energy's 1992 Form 10-K in File No. 1-3543.)


  Exhibit
Designation                           Nature of Exhibit

   10-y                *+Supplemental Executive Retirement Income
                       Plan between CG&E and certain executive
                       officers. (Exhibit to CG&E's 1988 Form 10-K in File No. 1-1232.)

   10-z *+Amendment to Supplemental Executive Retirement Income Plan between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in File No 1-1232.)

   10-aa *+Executive Severance Agreement between CG&E and certain executive officers. (Exhibit to CG&E's 1989 Form 10-K in File No. 1-1232.)

   10-bb *+Amendment to Executive Severance Agreement between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in File
                       No. 1-1232.)

   21                  *Subsidiaries of CINergy.  (Exhibit to
                       CINergy's Form U5B, filed January 23, 1995.)

   23                  Consent of Independent Public Accountants.

   24                  Power of Attorney.

   27                  Financial Data Schedule (included in
                       electronic submission only).

   99-a                1994 Form 11-K Annual Report of CINergy
                       Directors' Deferred Compensation Plan. (To be filed by amendment.)

   99-b                1994 Form 11-K Annual Report of CINergy
                       Employee Stock Purchase and Savings Plan.
                       (To be filed by amendment.)


_________________________

+ Management contract, compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.










                                                                               CINERGY CORP.
                                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 1994

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $   93 735    $  31 145     $15 010       $49 343       $  -    $   90 547 1/
  Miscellaneous Materials & Supplies
    Provisions                                    6 852          405        -              638           926      5 693
  Accumulated Depreciation                    2 928 184      307 386       4 793        76 698 2/       (137) 3 163 802

Other Accumulated Provisions
  Deferred Income Taxes 3/                   $1 018 891    $  78 028     $ 8 985       $34 800       $  -    $1 071 104
  Accrued Pension and Other
    Postretirement Benefit Costs                 85 953       37 180      22 806        11 912           449    133 578
  Environmental Liability                         8 000         -            750          -             -         8 750
  Injuries & Damages                              3 578        9 836        -            9 104          -         4 310
  Other                                          30 275       10 628       3 973         2 162           444     42 270

                                             $1 146 697    $ 135 672     $36 514       $57 978       $   893 $1 260 012

  _1/      Includes $80,832 for the WVPA Marble Hill receivable.  See Note 16(c) of the "Notes to Consolidated Financial
           Statements" in "Item 8.  Financial Statements and Supplementary Data".
  _2/      Includes property retired at original cost or estimated original cost less the net cost of removal.
  _3/      See Notes 1(j) and 15 of the "Notes to Consolidated Financial Statements" in "Item 8.  Financial Statements and
           Supplementary Data" for further information with respect to deferred income taxes.



                                                                               CINERGY CORP.
                                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 1993

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $   88 651   $ 24 260     $  1 032       $20 208       $  -     $   93 735 1/
  Miscellaneous Materials & Supplies
    Provisions                                    8 844        554         -            2 356            190      6 852
  Accumulated Depreciation                    2 742 910    277 342        4 827        80 089 2/      16 806  2 928 184

Other Accumulated Provisions
  Deferred Income Taxes 3/                   $  494 910   $155 738     $417 125       $48 882       $   -    $1 018 891
  Accrued Pension and Other
    Postretirement Benefit Costs                 59 393     20 905       21 719        15 970             94     85 953
  Environmental Liability                         5 000      3 000         -             -              -         8 000
  Injuries & Damages                              5 212      7 563         -            9 197           -         3 578
  Other                                          20 818     11 380        1 313         3 218             18     30 275

                                             $  585 333   $198 586     $440 157       $77 267       $    112 $1 146 697

  _1/      Includes $78,174 for the WVPA Marble Hill receivable.  See Note 16(c) of the "Notes to Consolidated Financial
           Statements" in "Item 8.  Financial Statements and Supplementary Data".
  _2/      Includes property retired at original cost or estimated original cost less the net cost of removal.
  _3/      See Notes 1(j) and 15 of the "Notes to Consolidated Financial Statements" in "Item 8.  Financial Statements and
           Supplementary Data" for further information with respect to deferred income taxes.


                                                                               CINERGY CORP.
                                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   FOR THE YEAR ENDED DECEMBER 31, 1992

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts           $   85 997    $ 22 787     $   989        $21 122        $ -     $   88 651 1/
  Miscellaneous Materials & Supplies
    Provisions                                   8 474         948         140            718          -          8 844
  Accumulated Depreciation                   2 543 837     257 621       4 844         63 606 2/       (214)  2 742 910

Other Accumulated Provisions
  Deferred Income Taxes 3/                  $  420 492    $118 721     $   586        $44 866        $   23  $  494 910
  Accrued Pension and Other
    Postretirement Benefit Costs                25 024      12 684      30 452          8 767          -         59 393
  Environmental Liability                         -          5 000         -             -             -          5 000
  Injuries & Damages                             4 815      14 187         -           13 790          -          5 212
  Other                                         20 163       2 841         289          1 740           735      20 818

                                            $  470 494    $153 433     $31 327        $69 163        $  758  $  585 333

  _1/      Includes $75,838 for the WVPA Marble Hill receivable.  See Note 16(c) of the "Notes to Consolidated Financial
           Statements" in "Item 8.  Financial Statements and Supplementary Data".
  _2/      Includes property retired at original cost or estimated original cost less the net cost of removal.
  _3/      See Notes 1(j) and 15 of the "Notes to Consolidated Financial Statements" in "Item 8.  Financial Statements and
           Supplementary Data" for further information with respect to deferred income taxes.

                                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CINERGY CORP.
                                                       Registrant

Dated:  March 28, 1995

                                           By    Jackson H. Randolph
                                                      Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                  Date
Neil A. Armstrong                     Director
James K. Baker                        Director
Hugh A. Barker                        Director
Michael G. Browning                   Director
Clement L. Buenger                    Director
Phillip R. Cox                        Director
Kenneth M. Duberstein                 Director
John A. Hillenbrand, II               Director
George C. Juilfs                      Director
Melvin Perelman, Ph.D.                Director
Thomas E. Petry                       Director
John J. Schiff, Jr.                   Director
Van P. Smith                          Director
Dudley S. Taft                        Director
Oliver W. Waddell                     Director


     James E. Rogers         Vice Chairman, President,      March 28, 1995
Attorney-in-fact for all     Chief Operating Officer
  the foregoing persons            and Director


    J. Wayne Leonard            Group Vice President        March 28, 1995
                            and Chief Financial Officer
                           (Principal Financial Officer)


   Jackson H. Randolph       Chairman, Chief Executive      March 28, 1995
                               Officer and Director
                           (Principal Executive Officer)


    Charles J. Winger               Comptroller             March 28, 1995
                           (Principal Accounting Officer)