Form 10-K/A
period 1994-12-31
CINERGY CORP
filed 1995-04-28
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                   FORM 10-K/A



                         AMENDMENT NO. 1 TO ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1994

                         (Commission File Number 1-11377)



                                  CINERGY CORP.
              (Exact name of registrant as specified in its charter)

                       DELAWARE                 31-1385023
                   (State or other           (I.R.S. Employer
           jurisdiction of incorporation)   Identification No.)

                              139 East Fourth Street
                             Cincinnati, Ohio  45202
                     (Address of principal executive offices)

                  Registrant's Telephone Number:  (513) 381-2000

     The undersigned registrant, CINergy Corp., hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Form 10-K), as set forth below:


                                     PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The exhibit list contained on pages 87-96 of the Form 10-K provided pursuant to
Item 14(c) of Regulation S-K is hereby amended and restated in its entirety as set forth below:

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference and made a part hereof. Exhibits identified by a double asterisk (**) were previously filed with the Form 10-K. Exhibits not so identified are filed herewith.

  Exhibit
Designation                        Nature of Exhibit

   3-a   *Certificate of Incorporation of CINergy Corp.
         (CINergy).  (Exhibit to CINergy's Annual Report on
         Form 10-K for the year ended December 31, 1993.)

   3-b   **By-laws of CINergy as adopted October 24, 1994.

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

  Exhibit
Designation               Nature of Exhibit

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

   4-u   *Tenth Supplemental Indenture between CG&E and The
         Bank of New York dated as of July 1, 1967.
         (Exhibit to CG&E's Registration Statement No. 2-
         26549.)

   4-v   *Eleventh Supplemental Indenture between CG&E and
         The Bank of New York dated as of May 1, 1969.
         (Exhibit to CG&E's Registration Statement No. 2-
         32063.)

   4-w   *Thirteenth Supplemental Indenture between CG&E and
         The Bank of New York dated as of November 1, 1971.
         (Exhibit to CG&E's Registration Statement No. 2-
         41974.)

   4-x   *Fourteenth Supplemental Indenture between CG&E and
         The Bank of New York dated as of November 2, 1972.
         (Exhibit to CG&E's Registration Statement No. 2-
         60961.)

   4-y   *Fifteenth Supplemental Indenture between CG&E and
         The Bank of New York dated as of August 1, 1973.
         (Exhibit to CG&E's Registration Statement No. 2-
         60961.)

   4-z *Twenty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of December 1,
         1985.  (Exhibit to CG&E's 1985 Form 10-K in File
         No. 1-1232.)

   4-aa *Twenty-ninth Supplemental Indenture between CG&E and The Bank of New York dated as of June 15,
         1989.  (Exhibit to CG&E's June 30, 1989, Form 10-
         Q in File No. 1-1232.)

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

  4-ff   *Thirty-fourth Supplemental Indenture between
         CG&E and The Bank of New York dated as of October
         1, 1993.  (Exhibit to CG&E's September 30, 1993,
         Form 10-Q in File No. 1-1232.)

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

  4-rr   *Fifth Supplemental Indenture between ULH&P and
         The Bank of New York dated as of January 1, 1967.
         (Exhibit to CG&E's Registration Statement No. 2-
         60961.)

  4-ss   *Seventh Supplemental Indenture between ULH&P and
         The Bank of New York dated as of October 1, 1973.
         (Exhibit to CG&E's Registration Statement No. 2-
         60961.)

  4-tt   *Eighth Supplemental Indenture between ULH&P and
         The Bank of New York dated as of December 1,
         1978.  (Exhibit to CG&E's Registration Statement
         No. 2-63591.)

  4-uu   *Tenth Supplemental Indenture between ULH&P and
         The Bank of New York dated as of July 1, 1989.
         (Exhibit to CG&E's June 30, 1989, Form 10-Q in
         File No. 1-1232.)

  4-vv *Eleventh Supplemental Indenture between ULH&P and The Bank of New York dated as of June 1,
         1990.  (Exhibit to CG&E's June 30, 1990, Form 10-
         Q in File No. 1-1232.)

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

  10-c *CG&E Deferred Compensation and Investment Plan, as amended, effective January 1, 1989. (Exhibit to CINergy's Form S-8, filed August 30, 1994.)

  10-d *CG&E Savings Incentive Plan, as amended, effective January 1, 1989. (Exhibit to CINergy's
         Form S-8, filed August 30, 1994.)

  10-e **+Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, CINergy Corp.
         (an Ohio corporation), CINergy (a Delaware corporation), PSI Resources, Inc., Energy, and
         Jackson H. Randolph.

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

  Exhibit
Designation               Nature of Exhibit

  10-h **+Employment Agreement dated January 1, 1995, among CINergy, CG&E, CINergy Services, Inc.,
         CINergy Investments, Inc., Energy, and William J.
         Grealis.

  10-i   *+CINergy Stock Option Plan, adopted October 18,
         1994, effective October 24, 1994. (Exhibit to
         CINergy's Form S-8, filed October 19, 1994.)

  10-j   *+CINergy Performance Shares Plan, adopted
         October 18, 1994, effective October 24, 1994.
         (Exhibit to CINergy's Form S-8, filed October 19,
         1994.)

  10-k   **+CINergy Annual Incentive Plan, adopted October
         18, 1994, effective October 24, 1994.

  10-l   *CINergy Employee Stock Purchase and Savings
         Plan, adopted October 18, 1994, effective October
         24, 1994.  (Exhibit to CINergy's Form S-8, filed
         October 19, 1994.)

  10-m **Amendment to CINergy Employee Stock Purchase and Savings Plan, adopted January 25, 1995, retroactively effective January 1, 1995.

  10-n *+CINergy Directors' Deferred Compensation Plan, adopted October 18, 1994, effective October 24,
         1994.  (Exhibit to CINergy's Form S-8, filed
         October 19, 1994.)

  10-o   **+CINergy Retirement Plan for Directors, adopted
         October 18, 1994, effective October 24, 1994.

  10-p   **+CINergy Executive Supplemental Life Insurance
         Program adopted October 18, 1994, effective
         October 24, 1994, consisting of Defined Benefit
         Deferred Compensation Agreement, Executive
         Supplemental Life Insurance Program Split Dollar
         Agreement I, and Executive Supplemental Life
         Insurance Program Split Dollar Agreement II.

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

   10-r  *+Deferred Compensation Agreement between Jackson
         H. Randolph and CINergy dated January 1, 1992.
         (Exhibit to CG&E's 1992 Form 10-K in File No. 1-
         1232.)

   10-s **+Split Dollar Insurance Agreement, effective as of May 1, 1993, between CINergy and Jackson H.
         Randolph.

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

  Exhibit
Designation              Nature of Exhibit

   10-y *+Supplemental Executive Retirement Income Plan between CG&E and certain executive officers.
         (Exhibit to CG&E's 1988 Form 10-K in File No. 1-
         1232.)

   10-z  *+Amendment to Supplemental Executive Retirement
         Income Plan between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in
         File No 1-1232.)

   10-aa *+Executive Severance Agreement between CG&E and certain executive officers. (Exhibit to CG&E's
         1989 Form 10-K in File No. 1-1232.)

   10-bb *+Amendment to Executive Severance Agreement between CG&E and certain executive officers.
         (Exhibit to CG&E's 1992 Form 10-K in File No. 1-
         1232.)

   21    *Subsidiaries of CINergy.  (Exhibit to CINergy's
         Form U5B, filed January 23, 1995.)

   23    **Consent of Independent Public Accountants.

   24    **Power of Attorney.

   27 **Financial Data Schedule (included in electronic submission only).

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

                                                      CINERGY CORP.
                                              ---------------------------
                                                       Registrant

Dated:  April 26, 1995                          /s/ Jacson H. Randolph
                                           By ---------------------------
                                                  Jackson H. Randolph
                                                      Chairman

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


   /s/ James E. Rogers
- ------------------------
     James E. Rogers         Vice Chairman, President,      April 26, 1995
Attorney-in-fact for all     Chief Operating Officer
  the foregoing persons            and Director

  /s/ J. Wayne Leonard
- ------------------------
    J. Wayne Leonard            Group Vice President        April 26, 1995
                            and Chief Financial Officer
                           (Principal Financial Officer)

/s/ Jackson H. Randolph
- ------------------------
   Jackson H. Randolph       Chairman, Chief Executive      April 26, 1995
                               Officer and Director
                           (Principal Executive Officer)

  /S/ Charles J. Winger
- ------------------------
    Charles J. Winger               Comptroller             April 26, 1995
                           (Principal Accounting Officer)