Form 10-Q
period 1995-03-31
CINERGY CORP
filed 1995-05-12
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                        OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________  to  __________

Commission File Number 1-11377


                                 CINERGY CORP.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              31-1385023
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


                              139 East Fourth Street
                              Cincinnati, Ohio 45202
                     (Address of principal executive offices)

                  Registrant`s telephone number:  (513) 381-2000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ------    ------


  As of April 30, 1995, 155,988,650 shares of Common Stock, par value $.01 per share, were outstanding.

                                   CINERGY CORP.

                                 TABLE OF CONTENTS


 Item
Number

                          PART I.  FINANCIAL INFORMATION


  1    Consolidated Financial Statements
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Changes in Common
           Stock Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations

	PART II.  OTHER INFORMATION

  1    Legal Proceedings
  4    Submission of Matters to a Vote of Security Holders
  6    Exhibits and Reports on Form 8-K
       Signatures

                                   CINERGY CORP.
                             CONSOLIDATED BALANCE SHEETS

ASSETS


                                                   March 31     December 31
                                                     1995           1994
                                                  (unaudited)
                                                    (dollars in thousands)

Utility Plant - original cost
  In service
    Electric. . . . . . . . . . . . . . . . .     $8 345 876     $8 292 625
    Gas . . . . . . . . . . . . . . . . . . .        654 905        645 602
    Common. . . . . . . . . . . . . . . . . .        185 812        185 718
                                                   9 186 593      9 123 945
  Accumulated depreciation. . . . . . . . . .      3 218 005      3 163 802
                                                   5 968 588      5 960 143

  Construction work in progress . . . . . . .        234 816        238 750
      Total utility plant . . . . . . . . . .      6 203 404      6 198 893

Current Assets
  Cash and temporary cash investments . . . .         37 279         71 880
  Restricted deposits . . . . . . . . . . . .          5 544         11 288
  Accounts receivable less accumulated
    provision of $10,949,000 at March 31,
    1995 and $9,716,000 at December 31, 1994
    for doubtful accounts . . . . . . . . . .        279 258        299 509
  Materials, supplies, and fuel - at average
    cost
      Fuel for use in electric production . .        158 044        156 028
      Gas stored for current use. . . . . . .         12 166         31 284
      Other materials and supplies. . . . . .         93 152         92 880
  Property taxes applicable to subsequent
    year. . . . . . . . . . . . . . . . . . .        114 465        112 420
  Prepayments and other . . . . . . . . . . .         40 421         36 416
                                                     740 329        811 705

Other Assets
  Regulatory assets
    Post-in-service carrying costs and
      deferred operating expenses . . . . . .        188 937        185 280
    Phase-in deferred return and
      depreciation. . . . . . . . . . . . . .        103 076        100 943
    Deferred demand-side management costs . .        113 076        104 127
    Amounts due from customers - income
      taxes . . . . . . . . . . . . . . . . .        397 228        408 514
    Deferred merger costs . . . . . . . . . .         52 941         49 658
    Unamortized costs of reacquiring debt . .         71 208         70 424
    Other . . . . . . . . . . . . . . . . . .         75 531         86 017
  Other . . . . . . . . . . . . . . . . . . .        140 968        134 281
                                                   1 142 965      1 139 244

                                                  $8 086 698     $8 149 842

The accompanying notes are an integral part of these consolidated financial statements.

                                       CINERGY CORP.

CAPITALIZATION AND LIABILITIES


                                                       March 31     December 31
                                                         1995           1994
                                                      (unaudited)
                                                        (dollars in thousands)

Common Stock Equity
  Common stock - $.01 par value;
    authorized shares - 600,000,000;
    outstanding shares - 155,920,477 at
    March 31, 1995, and 155,198,038 at
    December 31, 1994 . . . . . . . . . . . . . .     $    1 559     $    1 552
  Paid-in capital . . . . . . . . . . . . . . . .      1 553 478      1 535 658
  Retained earnings . . . . . . . . . . . . . . .        911 857        877 061
      Total common stock equity . . . . . . . . .      2 466 894      2 414 271

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption . . . . . .        267 929        267 929
  Subject to mandatory redemption . . . . . . . .        210 000        210 000

Long-term Debt. . . . . . . . . . . . . . . . . .      2 516 417      2 715 269
      Total capitalization. . . . . . . . . . . .      5 461 240      5 607 469

Current Liabilities
  Long-term debt due within one year. . . . . . .        174 400         60 400
  Notes payable . . . . . . . . . . . . . . . . .        230 101        228 900
  Accounts payable. . . . . . . . . . . . . . . .        186 005        266 467
  Refund due to customers . . . . . . . . . . . .         15 601         15 482
  Litigation settlement . . . . . . . . . . . . .         80 000         80 000
  Accrued taxes . . . . . . . . . . . . . . . . .        303 202        258 041
  Accrued interest. . . . . . . . . . . . . . . .         50 567         58 504
  Other . . . . . . . . . . . . . . . . . . . . .         41 948         36 610
                                                       1 081 824      1 004 404

Other Liabilities
  Deferred income taxes . . . . . . . . . . . . .      1 062 836      1 071 104
  Unamortized investment tax credits  . . . . . .        193 306        195 878
  Accrued pension and other postretirement
    benefit costs . . . . . . . . . . . . . . . .        143 271        133 578
  Other . . . . . . . . . . . . . . . . . . . . .        144 221        137 409
                                                       1 543 634      1 537 969


                                                      $8 086 698     $8 149 842

                                                                     CINERGY CORP.
                                                          CONSOLIDATED STATEMENTS OF INCOME
                                                                          (unaudited)

                                                                Quarter Ended         Twelve Months Ended
                                                                  March 31                  March 31
                                                               1995      1994          1995          1994
                                                                (in thousands, except per share amounts)

Operating Revenues
  Electric . . . . . . . . . . . . . . . . . . . . . . . .  $629 291   $634 582    $2 461 514    $2 409 370
  Gas. . . . . . . . . . . . . . . . . . . . . . . . . . .   175 211    229 151       388 458       505 804
                                                             804 502    863 733     2 849 972     2 915 174

Operating Expenses
  Fuel used in electric production . . . . . . . . . . . .   180 951    189 418       717 518       724 397
  Gas purchased. . . . . . . . . . . . . . . . . . . . . .    94 493    142 025       200 761       300 399
  Purchased and exchanged power. . . . . . . . . . . . . .     5 666     19 791        34 957        50 163
  Other operation. . . . . . . . . . . . . . . . . . . . .   119 888    117 774       564 076       464 454
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    44 322     46 002       199 279       197 758
  Depreciation . . . . . . . . . . . . . . . . . . . . . .    73 456     72 201       295 650       283 637
  Post-in-service deferred operating expenses - net. . . .    (2 004)    (1 457)       (6 545)       (9 856)
  Phase-in deferred depreciation . . . . . . . . . . . . .      -        (1 313)         (848)       (6 662)
  Income taxes . . . . . . . . . . . . . . . . . . . . . .    62 470     61 731       152 920       180 005
  Taxes other than income taxes. . . . . . . . . . . . . .    64 047     62 758       245 304       233 084
                                                             643 289    708 930     2 403 072     2 417 379

Operating Income . . . . . . . . . . . . . . . . . . . . .   161 213    154 803       446 900       497 795

Other Income and Expenses - Net
  Allowance for equity funds used during construction. . .       954      3 530         3 625        14 791
  Post-in-service carrying costs . . . . . . . . . . . . .     2 568      2 201        10 147        15 544
  Phase-in deferred return . . . . . . . . . . . . . . . .     2 134      7 621         9 864        31 290
  Write-off of a portion of Zimmer Station . . . . . . . .      -          -             -         (234 844)
  Income taxes
    Related to the write-off of a portion of
      Zimmer Station . . . . . . . . . . . . . . . . . . .      -          -             -           12 085
    Other. . . . . . . . . . . . . . . . . . . . . . . . .     1 045      2 102         9 552        13 583
  Other - net. . . . . . . . . . . . . . . . . . . . . . .       414     (5 001)      (23 029)      (21 808)
                                                               7 115     10 453        10 159      (169 359)

Income Before Interest and Other Charges . . . . . . . . .   168 328    165 256       457 059       328 436

Interest and Other Charges
  Interest on long-term debt . . . . . . . . . . . . . . .    55 061     56 147       218 162       226 289
  Other interest . . . . . . . . . . . . . . . . . . . . .     5 311      3 360        22 321         8 717
  Allowance for borrowed funds used during construction. .    (2 311)    (3 191)      (11 452)      (12 739)
  Preferred dividend requirements of subsidiaries. . . . .     8 657      9 586        34 630        38 980
                                                              66 718     65 902       263 661       261 247

Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $101 610   $ 99 354    $  193 398    $   67 189

Average Common Shares Outstanding. . . . . . . . . . . . .   155 682    145 758       149 873       144 811

Earnings Per Common Share. . . . . . . . . . . . . . . . .      $.65       $.68         $1.29         $ .46

Dividends Declared Per Common Share. . . . . . . . . . . .      $.43       $.38         $1.55         $1.48

The accompanying notes are an integral part of these consolidated financial statements.

                                                CINERGY CORP.
                        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                                  (unaudited)

                                                Common      Paid-in      Retained   Total Common
                                                 Stock      Capital      Earnings   Stock Equity
                                                            (dollars in thousands)

Quarter Ended March 31, 1995

  Balance January 1, 1995. . . . . . . . . .    $1 552     $1 535 658   $  877 061    $2 414 271
  Net income . . . . . . . . . . . . . . . .                               101 610       101 610
  Issuance of 722,439 shares of
    common stock . . . . . . . . . . . . . .         7         18 004                     18 011
  Common stock issuance expenses . . . . . .                     (184)                      (184)
  Dividends on common stock
    (see page 5 for per share amount). . . .                               (66 814)      (66 814)

  Balance March 31, 1995 . . . . . . . . . .    $1 559     $1 553 478   $  911 857    $2 466 894

Quarter Ended March 31, 1994

  Balance January 1, 1994. . . . . . . . . .    $1 453     $1 312 426   $  907 802    $2 221 681
  Net income . . . . . . . . . . . . . . . .                                99 354        99 354
  Issuance of 723,188 shares of
    common stock . . . . . . . . . . . . . .         7         17 191                     17 198
  Common stock issuance expenses . . . . . .                      (23)                       (23)
  Dividends on common stock
    (see page 5 for per share amount). . . .                               (55 603)      (55 603)
  Other. . . . . . . . . . . . . . . . . . .                       (6)                        (6)

  Balance March 31, 1994 . . . . . . . . . .    $1 460     $1 329 588   $  951 553    $2 282 601

Twelve Months Ended March 31, 1995

  Balance April 1, 1994. . . . . . . . . . .    $1 460     $1 329 588   $  951 553    $2 282 601
  Net income . . . . . . . . . . . . . . . .                               193 398       193 398
  Issuance of 9,829,293 shares of
    common stock . . . . . . . . . . . . . .        99        228 695                    228 794
  Common stock issuance expenses . . . . . .                   (5 386)                    (5 386)
  Dividends on common stock
    (see page 5 for per share amount). . . .                              (232 573)     (232 573)
  Other. . . . . . . . . . . . . . . . . . .                      581         (521)           60

  Balance March 31, 1995 . . . . . . . . . .    $1 559     $1 553 478   $  911 857    $2 466 894

Twelve Months Ended March 31, 1994

  Balance April 1, 1993. . . . . . . . . . .    $1 436     $1 272 607   $1 098 332    $2 372 375
  Net income . . . . . . . . . . . . . . . .                                67 189        67 189
  Issuance of 2,407,288 shares of
    common stock . . . . . . . . . . . . . .        24         59 010                     59 034
  Common stock issuance expenses . . . . . .                     (142)                      (142)
  Dividends on common stock
    (see page 5 for per share amount). . . .                              (214 044)     (214 044)
  Other. . . . . . . . . . . . . . . . . . .                   (1 887)          76        (1 811)
  Balance March 31, 1994 . . . . . . . . . .    $1 460     $1 329 588   $  951 553    $2 282 601

The accompanying notes are an integral part of these consolidated financial statements.

                                                   CINERGY CORP.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)

                                                           Quarter Ended              Twelve Months Ended
                                                               March 31                     March 31
                                                          1995          1994           1995          1994
                                                                           (in thousands)

OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . . .   $101 610     $  99 354      $ 193 398     $  67 189
  Items providing (using) cash currently:
    Depreciation. . . . . . . . . . . . . . . . . . .     73 456        72 201        295 650       283 637
    Deferred income taxes and investment tax
      credits - net . . . . . . . . . . . . . . . . .      1 769         8 591         24 104       102 841
    Allowance for equity funds used during
      construction. . . . . . . . . . . . . . . . . .       (954)       (3 530)        (3 625)      (14 791)
    Deferred gas and electric fuel costs - net. . . .      6 984         7 604        (10 891)       (7 469)
    Regulatory assets
      Post-in-service and phase-in cost deferrals . .     (6 673)      (12 592)       (27 371)      (63 351)
      Deferred merger costs . . . . . . . . . . . . .     (3 284)       (9 514)       (15 031)      (25 613)
      Other . . . . . . . . . . . . . . . . . . . . .      9 188         1 803          3 865           501
    Write-off of a portion of Zimmer Station. . . . .       -             -              -          234 844
    Changes in current assets and current
      liabilities
        Restricted deposits . . . . . . . . . . . . .         15           (44)        10 105            66
        Accounts receivable . . . . . . . . . . . . .     20 251       (24 189)        84 990       (28 025)
        Materials, supplies, and fuel . . . . . . . .     16 830        19 825        (48 944)       32 154
        Accounts payable. . . . . . . . . . . . . . .    (80 462)      (63 597)       (25 056)       15 223
        Refund due to customers . . . . . . . . . . .        119       (34 484)       (31 747)      (91 786)
        Advance under accounts receivable
          purchase agreement. . . . . . . . . . . . .       -          (49 940)          -             -
        Accrued taxes and interest. . . . . . . . . .     37 224        34 979          7 998         1 948
    Other items - net . . . . . . . . . . . . . . . .      6 063        13 590        105 042        11 678
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . .    182 136        60 057        562 487       519 046

FINANCING ACTIVITIES
  Issuance of common stock. . . . . . . . . . . . . .     17 827        17 175        223 408        58 892
  Issuance of preferred stock of subsidiaries . . . .       -             -              -           59 475
  Issuance of long-term debt. . . . . . . . . . . . .       -          361 025         59 910       821 041
  Funds on deposit from issuance of long-term
    debt. . . . . . . . . . . . . . . . . . . . . . .      5 729         9 177         24 449        38 207
  Retirement of preferred stock of subsidiaries . . .       -               (4)       (40 422)      (60 111)
  Redemption of long-term debt. . . . . . . . . . . .    (87 517)     (313 247)       (87 952)     (815 569)
  Change in short-term debt . . . . . . . . . . . . .      1 201        69 055        (16 668)      204 099
  Dividends on common stock . . . . . . . . . . . . .    (66 814)      (55 603)      (232 573)     (214 044)
        Net cash provided by (used in)
          financing activities. . . . . . . . . . . .   (129 574)       87 578        (69 848)       91 990

INVESTING ACTIVITIES
  Construction expenditures (less allowance for
    equity funds used during construction). . . . . .    (78 214)      (88 996)      (468 903)     (527 531)
  Deferred demand-side management costs . . . . . . .     (8 949)       (7 842)       (48 375)      (37 211)
        Net cash provided by (used in)
          investing activities. . . . . . . . . . . .    (87 163)      (96 838)      (517 278)     (564 742)

Net increase (decrease) in cash and
  temporary cash investments. . . . . . . . . . . . .    (34 601)       50 797        (24 639)       46 294
Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . . . . . .     71 880        11 121         61 918        15 624
Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . . . . . .   $ 37 279     $  61 918      $  37 279     $  61 918

The accompanying notes are an integral part of these consolidated financial statements.

                            CINERGY CORP.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.These Consolidated Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of CINergy Corp. (CINergy or Company) for a fair presentation of the interim results. These statements should be read in conjunction with CINergy`s 1994 Annual Report on Form 10-K, as amended (1994 Form 10-K) (Commission File Number 1-11377).

2.	As previously discussed in the 1994 Form 10-K, The Cincinnati Gas &
Electric Company (CG&E), a subsidiary of CINergy, redeemed $59 million principal amount of its 9.70% first mortgage bonds (due June 15, 2019) on April 30, 1995, and $55 million principal amount of its 10 1/8% first mortgage bonds (due May 1, 2020) on May 1, 1995. Additionally, $41 million principal amount of the 9.70% first mortgage bonds and $45 million principal amount of the 10 1/8% first mortgage bonds were retired on March 31, 1995.

	The Union Light, Heat and Power Company (ULH&P), a subsidiary of CG&E, announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the Maintenance and Replacement Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

3.	CG&E and ULH&P filed registration statements with the Securities and
Exchange Commission (SEC) under the Securities Act of 1933, which became effective on May 3, 1995, with respect to the issuance of up to $500 million and $55 million, respectively, of unsecured debt. Approval has been received from the Public Utilities Commission of Ohio and the SEC under the Public Utility Holding Company Act of 1935 (PUHCA), with respect to the unsecured debt to be issued by CG&E. Applications are pending before the Kentucky Public Service Commission and the SEC under the PUHCA with respect to the unsecured debt to be issued by ULH&P.

4.	Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former MGP sites in Indiana, including, but not limited to, several sites previously owned by PSI
Energy, Inc. (Energy), a subsidiary of CINergy. Energy has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company [IGC]).
IGC has informed Energy of the basis for its position that Energy, as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), should contribute to
IGC`s response costs related to investigating and remediating contamination at MGP sites which Energy sold to IGC.

	In February 1995, Energy received notification from Northern Indiana Public Service Company (NIPSCO) alleging Energy is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both Energy and NIPSCO (or their predecessors). The notification included seven sites, five of which Energy acquired from NIPSCO and subsequently sold to IGC.

	On May 3, 1995, the Indiana Utility Regulatory Commission denied IGC`s request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from Energy. IGC has announced it will appeal this decision, which IGC contends is contrary to decisions made by other state utility commissions with respect to this issue. In light of this decision, Energy is evaluating its options with respect to rate recovery of any MGP site-related costs it may incur.

	At this time, Energy is unable to predict the nature, extent, and costs of, or Energy`s responsibility for, any future environmental investigations and remediations which may be required at MGP sites owned or previously owned by Energy; however, any costs that ultimately are incurred may be material.

                              CINERGY CORP.
              MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Regulatory Matters

On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (MEGA-NOPR) on Open Access, which is another step in the transition towards potentially full-scale competition in the electric utility industry. The MEGA-NOPR is essentially the electric industry`s equivalent of the FERC`s Order 636 applicable to the natural gas industry. The MEGA-NOPR as proposed would, among other things, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the tariffs for their own bulk power transactions, establish an electronic bulletin board, and establish a contract-based approach to stranded costs. A final order could be issued by the end of 1995. CINergy Corp. (CINergy or Company) is currently evaluating its position with respect to the provisions of the MEGA-NOPR and the potential effects upon the Company if ultimately adopted.

Manufactured Gas Plants

Coal tar residues and other substances associated with manufactured gas plant
(MGP) sites have been found at former MGP sites in Indiana, including, but not limited to, several sites previously owned by PSI Energy, Inc. (Energy), a subsidiary of CINergy. Energy has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company [IGC]). IGC has informed Energy of the basis for its position that Energy, as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), should contribute to IGC`s response costs related to investigating and remediating contamination at MGP sites which Energy sold to IGC.

In February 1995, Energy received notification from Northern Indiana Public Service Company (NIPSCO) alleging Energy is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both Energy and NIPSCO (or their predecessors). The notification included seven sites, five of which Energy acquired from NIPSCO and subsequently sold to IGC.

On May 3, 1995, the Indiana Utility Regulatory Commission (IURC) denied IGC`s request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from Energy. IGC has announced it will appeal this decision, which IGC contends is contrary to decisions made by other state utility commissions with respect to this issue. In light of this decision, Energy is evaluating its options with respect to rate recovery of any MGP site-related costs it may incur.

At this time, Energy is unable to predict the nature, extent, and costs of, or Energy`s responsibility for, any future environmental investigations and remediations which may be required at MGP sites owned or previously owned by Energy; however, any costs that ultimately are incurred may be material.

CAPITAL REQUIREMENTS

As previously discussed in CINergy`s 1994 Annual Report on Form 10-K, as amended (1994 Form 10-K) (Commission File Number 1-11377), The Cincinnati Gas & Electric Company (CG&E), a subsidiary of CINergy, redeemed $59 million principal amount of its 9.70% first mortgage bonds (due June 15, 2019) on April 30, 1995, and $55 million principal amount of its 10 1/8% first mortgage bonds (due May 1, 2020) on May 1, 1995. Additionally, $41 million principal amount of the 9.70% first mortgage bonds and $45 million principal amount of the 10 1/8% first mortgage bonds were retired on March 31, 1995.

The Union Light, Heat and Power Company (ULH&P), a subsidiary of CG&E, announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the Maintenance and Replacement Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

CAPITAL RESOURCES

CG&E and ULH&P filed registration statements with the Securities and Exchange Commission (SEC) under the Securities Act of 1933, which became effective on May 3, 1995, with respect to the issuance of up to $500 million and $55 million, respectively, of unsecured debt. Approval has been received from the Public Utilities Commission of Ohio and the SEC under the Public Utility Holding Company Act of 1935 (PUHCA), with respect to the unsecured debt to be issued by CG&E. Applications are pending before the Kentucky Public Service Commission and the SEC under PUHCA with respect to the unsecured debt to be issued by ULH&P.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995

Kilowatt-hour Sales

Kilowatt-hour (kwh) sales for the quarter ended March 31, 1995, decreased 3.9% as compared to the same period last year. This decrease was due, in part, to reduced sales to domestic customers as a result of the milder weather conditions experienced during the period. Also significantly contributing to this decrease was Energy`s reduced non-firm power sales for resale reflecting lower direct power sales to other utilities. Increased non-firm power sales for resale by CG&E and higher sales by both CG&E and Energy to industrial customers, which reflected growth in the primary metals, stone, clay and glass products, transportation equipment, and chemicals sectors, partially offset these decreases.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1995 decreased 4.3% as compared to the first quarter of 1994. Warmer weather during the winter heating season led to decreases in gas sales to domestic and commercial customers. These decreases were partially offset by increases in the average number of both domestic and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by the Company. The increase in these transportation volumes, which was over twice the decrease in industrial sales, was primarily a result of growth in the primary metals, paper products, and chemicals sectors.

Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended March 31, 1995, decreased slightly when compared to the same period last year. The decrease resulting from the reduced kwh sales as previously discussed was partially offset by Energy`s 4.3% retail rate increase and a 1.9% rate increase applicable to construction work in progress (CWIP) property which were approved by the IURC on February 17, 1995 (February 1995 Order), and March 9, 1995, respectively. Also offsetting this decrease was the implementation in May 1994, of the final increase of a three-year retail rate phase-in plan for CG&E that was ordered by the PUCO in May 1992 (May 1992 Order).

An analysis of electric operating revenues is shown below:

				  				    Quarter
							       Ended March 31
							        (in millions)

Electric operating revenues - March 31, 1994		$635
Increase (Decrease) due to change in:
  Price per kwh
    Retail							  	   7
    Sales for resale
      Firm power obligations					   1
  Total change in price per kwh				   8

  Kwh sales
    Retail  							  (2)
    Sales for resale
      Firm power obligations	 			        (4)
      Non-firm power transactions			        (8)
  Total change in kwh sales					 (14)

Electric operating revenues - March 31, 1995 		$629

Gas Operating Revenues

Gas operating revenues declined $54 million (23.5%) in the first quarter of 1995 when compared to the same period last year. This decrease was primarily a result of the previously mentioned changes in gas sales volumes and the operation of fuel adjustment clauses reflecting a decline in the average cost of gas purchased for the period. In addition, an increase in the relative volume of gas transported to gas sold, as previously discussed, contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs by the Company. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs, the Company`s largest operating expense, decreased $8 million (4.5%) for the quarter when compared to the same period last year. An analysis of these fuel costs is shown below:

								Quarter
							   Ended March 31
                                             (in millions)

Fuel expense - March 31, 1994				  $189
Increase (Decrease) due to change in:
  Price of fuel						    (9)
  Kwh generation						     1
Fuel expense - March 31, 1995				  $181

Gas Purchased

Gas purchased for the quarter declined $48 million (33.5%) when compared to the same period last year mainly reflecting decreases in the average cost per Mcf of gas purchased of 22.9% and in volumes purchased of 13.7%.

Purchased and Exchanged Power

Purchased and exchanged power decreased $14 million (71.4%) for the first quarter when compared to the same period last year, as the coordination of CG&E`s and Energy`s electric dispatch systems enabled CINergy to increase the percentage of direct non-firm power sales for resale to other utilities compared to third party power sales through CG&E`s and Energy`s systems.

Other Income and Expenses - Net

Phase-in Deferred Return

Phase-in deferred return decreased $5 million (72.0%) for the quarter from the comparable period of 1994 as a result of implementing the final increase of a three-year rate phase-in plan, as previously discussed.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MARCH 31, 1995

Kilowatt-hour Sales

Kwh sales remained relatively unchanged for the twelve months ended March 31, 1995, showing less than a 1% decrease when compared to the same period last year. A decrease in retail sales as a result of milder weather conditions experienced during the last half of 1994 and the first quarter of 1995 was partially offset by an increase in industrial sales reflecting growth in the primary metals, transportation equipment, and the bituminous coal mining sectors. Reduced non-firm power sales for resale reflecting lower third party power sales to other utilities also contributed to the decrease.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended March 31, 1995, decreased 6.2% when compared to the same period last year. Warmer weather during the winter heating season led to decreases in gas sales to domestic and commercial customers which were partially offset by increases in the average number of both domestic and commercial customers. Industrial sales decreased as industrial customers continued the previously mentioned shift in demand toward transportation services. The increase in Mcf transported was over three times the decrease in industrial sales, primarily as a result of growth in the primary metals, chemicals, and food sectors.

Revenues

Electric Operating Revenues

As compared to the same period last year, electric operating revenues increased $52 million (2.2%) primarily as a result of CG&E`s electric rate increases which became effective May 1993, August 1993, and May 1994, PSI`s electric rate increases which became effective February 1995 and March 1995, and the effects of Energy`s $31 million refund accrued in June 1993 as a result of the settlement of the IURC`s April 1990 rate order. Also contributing to this increase were the increased industrial sales as previously discussed. Reduced non-firm power sales for resale, as previously discussed, partially offset these increases.

An analysis of electric operating revenues is shown below:

								Twelve Months
								Ended March 31
								(in millions)

Electric operating revenues - March 31, 1994         $2 410
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                               56
    Sales for resale
      Firm power obligations                              3
      Non-firm power transactions                        (1)
  Total change in price per kwh                          58

  Kwh sales
    Retail                                                4
    Sales for resale
      Firm power obligations                             (6)
      Non-firm power transactions                        (4)
  Total change in kwh sales                              (6)

Electric operating revenues - March 31, 1995         $2 462

Gas Operating Revenues

Gas operating revenues declined $117 million (23.2%) for the twelve months ended March 31, 1995, when compared to the same period last year. This decrease was primarily a result of the previously mentioned changes in gas sales volumes and the operation of fuel adjustment clauses reflecting a decline in the average cost of gas purchased for the period. In addition, an increase in the relative volume of gas transported to gas sold, as previously discussed, contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs by the Company. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.


Operating Expenses

Fuel Used in Electric Production

Electric fuel costs, the Company`s largest operating expense, decreased $7 million (1.0%) for the twelve months ended March 31, 1995, when compared to the same period last year. An analysis of these fuel costs is shown below:

							   Twelve Months
							   Ended March 31
                                              (in millions)

Fuel expense - March 31, 1994	                    $725
Increase (Decrease) due to change in:
  Price of fuel                                    (17)
  Kwh generation                                    10
Fuel expense - March 31, 1995                     $718

Gas Purchased

Gas purchased for the twelve month period ended March 31, 1995, decreased $100 million (33.2%) from the same period last year primarily reflecting declines in the average cost per Mcf of gas purchased of 20.5% and in volumes purchased of 15.9%.

Purchased and Exchanged Power

Purchased and exchanged power decreased $15 million (30.3%) for the twelve months ended March 31, 1995, when compared to the same period last year, as the coordination of CG&E`s and Energy`s electric dispatch systems enabled CINergy to increase the percentage of direct non-firm power sales for resale to other utilities compared to third party power sales through CG&E`s and Energy`s systems.

Other Operation

Other operation expenses increased $100 million (21.4%) for the twelve month period ended March 31, 1995, as compared to the same period in 1994 due to a number of factors including charges of approximately $62 million for merger-related costs and other expenditures which the Company does not expect to recover from customers due to rate settlements related to securing support for the merger. Additionally, fuel litigation expenses incurred by Energy contributed to the increase.

Depreciation

Depreciation expense increased $12 million (4.2%) when compared to the same period last year, primarily as a result of increased plant additions. Also, a full-year`s amortization of deferred post-in-service carrying costs on the Wm.
H. Zimmer (Zimmer) and Woodsdale (Woodsdale) Generating Stations added to the increase. CG&E began amortizing these costs over the estimated useful life of the applicable generating station in accordance with an August 1993 order of the PUCO (August 1993 Order).

Post-in-service Deferred Operating Expenses - Net

The $3.3 million change in post-in-service deferred operating expenses for the twelve months ended March 31, 1995, from the comparable period of 1994 partially resulted from ceasing the deferral and commencing the amortization of deferred operating expenses associated with the first five units of Woodsdale in August 1993. CG&E had deferred depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to these five units from the time the units began commercial operation until the effective date of new rates authorized by the August 1993 Order. The deferred expenses are being amortized over a period of 10 years. Also contributing to this change was Energy`s January 1993 authorization received from the IURC to defer the depreciation expense on the combustion turbine generating unit constructed at its Cayuga Generating Station and major environmental compliance projects from the date the projects are placed in service until the effective date of an order in a general retail rate proceeding. The February 1995 Order authorized Energy to begin recovering amounts deferred as of July 31, 1993 ($1 million), over the remaining lives of the related utility plant. Additionally, the February 1995 Order authorized Energy to continue deferral of the applicable depreciation recorded after the above cut-off dates through February 1995, for subsequent recovery in an IURC order associated with Energy`s July 1994 retail rate petition which is currently pending before the IURC. The February 1995 Order also authorized Energy to continue deferral of depreciation expense on two major environmental projects from the date the projects are placed in service until the projects` costs are reflected in retail electric rates.

Phase-in Deferred Depreciation

Phase-in deferred depreciation is a result of the three-year rate phase-in plan for Zimmer in accordance with the May 1992 Order. The change of $6 million for phase-in deferred depreciation for the twelve months ended March 31, 1995, versus the same period of 1994 reflects discontinuance of the deferral of depreciation when the final increase of the phase-in plan became effective in May 1994.

Taxes Other than Income Taxes

Taxes other than income taxes increased $12 million (5.2%) over the same period of 1994, primarily due to increased excise taxes. Also contributing to this increase were increased property taxes resulting from a greater investment in taxable property and higher property tax rates.

Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

A decrease in the allowance for equity funds used during construction of $11 million (75.5%), as compared to the same period last year, was due largely to an increase in short-term borrowings which resulted in a corresponding decrease in the equity component of the allowance for funds used during construction (AFUDC) rate.

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $5 million (34.7%) for the twelve months ended March 31, 1995, when compared to the same period last year. Accrual of carrying costs on the first five units of Woodsdale ceased after the August 1993 Order which reflected Woodsdale in retail electric rates. Additional environmental compliance projects completed by Energy which qualified, under IURC authority, for continued accrual of the debt component of AFUDC (post-in-service carrying costs) partially offset this decrease.

Phase-in Deferred Return

Phase-in deferred return decreased $21 million (68.5%) for the twelve month period ended March 31, 1995, from the comparable period of 1994 as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

Write-off of a Portion of Zimmer Station

In November 1993, CG&E wrote off Zimmer costs disallowed from rates in the May 1992 Order.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 4 of the Notes to Consolidated Financial Statements.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders of CINergy Corp. (CINergy or Company)
was held April 20, 1995, in Cincinnati, Ohio.

(c)	At the meeting, five Class I directors were elected to serve three year terms, expiring in 1998, and one Class II director was elected to serve a one year term, expiring in 1996, to the board of CINergy, as set forth below:

                                           Votes            Votes
                                            For           Withheld
	Class I

	Neil A. Armstrong                  132,588,361      2,152,961
	James K. Baker                     132,887,242      1,854,080
	Clement L. Buenger                 132,689,186      2,052,136
	John A. Hillenbrand, II            132,846,375      1,894,947
	George C. Juilfs                   132,920,953      1,820,369

	Class II

	Philip R. Sharp, Ph.D.             132,372,764      2,368,558

	Also at the meeting, a shareholder proposal was defeated. The proposal, if passed, would have prohibited properly executed but unmarked proxies from being counted in voting for any matter described in the Company`s proxy statement, and would have required additional reporting by the Company pertaining to such unmarked proxies. There were 13,734,720 common shares for the proposal, 98,561,014 against the proposal, 3,471,139 abstentions, and 18,974,449 broker non-votes.

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibit is filed herewith:

	  Exhibit
	Designation				Nature of Exhibit

	     27			Financial Data Schedule (included in
					electronic submission only).

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 1995.

	SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although CINergy Corp. (CINergy) believes that the disclosures are adequate to make the information presented not misleading. In the opinion of CINergy, these statements reflect all adjustments (which include only normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.


                                                          CINERGY CORP.
                                                -----------------------------

                                                            Registrant




Date  May 11, 1995                                     J. WAYNE LEONARD
                                                -----------------------------
                                                      (J. Wayne Leonard)
                                                   Group Vice President and
                                                    Chief Financial Officer



Date  May 11, 1995                                      CHARLES J. WINGER
                                                -----------------------------
                                                       (Charles J. Winger)
                                                    Comptroller and Principal
                                                        Accounting Officer