Form 10-K/A
period 1994-12-31
CINERGY CORP
filed 1995-06-29
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



                                    FORM 10-K/A



                          AMENDMENT NO. 2 TO ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                       ON FORM 10-K FOR THE FISCAL YEAR ENDED
                                 DECEMBER 31, 1994

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

The exhibit list contained on pages 2-11 of the Form 10-K, as submitted in Amendment No. 1, provided pursuant to Item 14(c) of Regulation S-K is hereby amended as Amendment No. 2 and restated in its entirety as set forth below:

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference and made a part hereof. Exhibits identified by a double asterisk (**) were previously filed with the Form 10-K or with the first amendment thereto. Exhibits not so identified are filed herewith.

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

  4-tt   *Eighth Supplemental Indenture between ULH&P and
         The Bank of New York dated as of December 1, 1978.
         (Exhibit to CG&E's Registration Statement No. 2-
         63591.)

  4-uu   *Tenth Supplemental Indenture between ULH&P and The
         Bank of New York dated as of July 1, 1989.
         (Exhibit to CG&E's June 30, 1989, Form 10-Q in File
         No. 1-1232.)

  4-vv   *Eleventh Supplemental Indenture between ULH&P and
         The Bank of New York dated as of June 1, 1990.
         (Exhibit to CG&E's June 30, 1990, Form 10-Q in File
         No. 1-1232.)

  4-ww   *Twelfth Supplemental Indenture between ULH&P and
         The Bank of New York dated as of November 15, 1990.
         (Exhibit to ULH&P's 1990 Form 10-K in File No. 2-
         7793.)

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

   21    *Subsidiaries of CINergy.  (Exhibit to CINergy's
         Form U5B, filed January 23, 1995.)

   23    **Consent of Independent Public Accountants.

   24    **Power of Attorney.

   27 **Financial Data Schedule (included in electronic submission only).

   99-a  **1994 Form 11-K Annual Report of CINergy
         Directors' Deferred Compensation Plan.

   99-b  **1994 Form 11-K Annual Report of CINergy Employee
         Stock Purchase and Savings Plan.

   99-c 1994 Form 11-K Annual Report of Energy Union Employees' 401(k) Savings Plan.

   99-d  1994 Form 11-K Annual Report of Energy Employees' 401(k) Savings
         Plan.

   99-e 1994 Form 11-K Annual Report of CG&E Deferred Compensation and Investment Plan.

   99-f  1994 Form 11-K Annual Report of CG&E Savings Incentive Plan.

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

                                                      CINERGY CORP.
                                                       Registrant

Dated:  June 28, 1995

                                           By  /s/Jackson H. Randolph
                                                      Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                  Date

Neil A. Armstrong                     Director
James K. Baker                        Director
Michael G. Browning                   Director
Clement L. Buenger                    Director
Phillip R. Cox                        Director
Kenneth M. Duberstein                 Director
John A. Hillenbrand, II               Director
George C. Juilfs                      Director
Melvin Perelman, Ph.D.                Director
Thomas E. Petry                       Director
John J. Schiff, Jr.                   Director
Van P. Smith                          Director
Dudley S. Taft                        Director
Oliver W. Waddell                     Director


  /s/James E. Rogers         Vice Chairman, President,      June 28, 1995
Attorney-in-fact for all     Chief Operating Officer
  the foregoing persons            and Director


 /s/J. Wayne Leonard            Group Vice President        June 28, 1995
                            and Chief Financial Officer
                           (Principal Financial Officer)


/s/Jackson H. Randolph       Chairman, Chief Executive      June 28, 1995
                               Officer and Director
                           (Principal Executive Officer)


 /s/Charles J. Winger               Comptroller             June 28, 1995
                           (Principal Accounting Officer)