Form 10-Q
period 1995-06-30
CINERGY CORP
filed 1995-08-11
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission          Registrant, State of Incorporation,        I.R.S. Employer
File Number             Address, and Telephone Number       Identification No.

1-11377                          CINERGY CORP.                     31-1385023
                           (A Delaware Corporation)
                            139 East Fourth Street
                            Cincinnati, Ohio 45202
                                (513) 381-2000

1-1232               THE CINCINNATI GAS & ELECTRIC COMPANY         31-0240030
                             (An Ohio Corporation)
                            139 East Fourth Street
                            Cincinnati, Ohio 45202
                                (513) 381-2000

1-3543                         PSI ENERGY, INC.                    35-0594457
                           (An Indiana Corporation)
                             1000 East Main Street
                           Plainfield, Indiana 46168
                                (317) 839-9611

2-7793             THE UNION LIGHT, HEAT AND POWER COMPANY         31-0473080
                           (A Kentucky Corporation)
                            139 East Fourth Street
                            Cincinnati, Ohio 45202
                                (513) 381-2000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No

This combined Form 10-Q is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its company specific information with the reduced disclosure format.

As of July 31, 1995, shares of Common Stock outstanding for each company were as listed:



                          Company                                                  Shares
Cinergy Corp., par value $.01 per share                                         156,648,694
The Cincinnati Gas & Electric Company, par value $8.50 per share                 89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share                 53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share                 585,333

                                TABLE OF CONTENTS


 Item
Number

       Glossary of Terms

                          PART I.  FINANCIAL INFORMATION

  1    Financial Statements
       Cinergy Corp.
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Changes in Common
           Stock Equity
         Consolidated Statements of Cash Flows
         Results of Operations
       The Cincinnati Gas & Electric Company
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Changes in Common
           Stock Equity
         Consolidated Statements of Cash Flows
         Results of Operations
       PSI Energy, Inc.
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Changes in Common
           Stock Equity
         Consolidated Statements of Cash Flows
         Results of Operations
       The Union Light, Heat and Power Company
         Balance Sheets
         Statements of Income
         Statements of Changes in Common Stock Equity
         Statements of Cash Flows
         Results of Operations
       Notes to Financial Statements

  2    Management`s Discussion and Analysis of Financial
         Condition and Results of Operations

PART II.  OTHER INFORMATION

  1    Legal Proceedings
  2    Changes in Securities
  6    Exhibits and Reports on Form 8-K
       Signatures

GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined 10-Q are defined below:

    TERM                                   DEFINITION

AFUDC             Allowance for funds used during construction

Articles          Amended Articles of Incorporation

August 1993       A Public Utilities Commission of Ohio order issued in
  Order             August 1993

Cayuga            Cayuga Generating Station

CERCLA            Comprehensive Environmental Response, Compensation and
                    Liability Act

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy Corp.)

CG&E`s 1994       CG&E`s 1994 Annual Report on Form 10-K (Commission File
  Form 10-K         Number 1-1232)

Cinergy           Cinergy Corp.

Cinergy`s 1994    Cinergy`s 1994 Annual Report on Form 10-K, as amended
  Form 10-K         (Commission File Number 1-11377)

Clean Coal        Wabash River Clean Coal Project
  Project

CWIP              Construction work in progress

Cyprus Amax       Cyprus Amax Minerals Company and Amax Coal Company,
                    collectively

DCR               Duff & Phelps Credit Rating Co.

DSM               Demand-side Management

FASB              Financial Accounting Standards Board

February 1995     An Indiana Utility Regulatory Commission order issued in
  Order             February 1995

FERC              Federal Energy Regulatory Commission

Gibson            Gibson Generating Station

IDEM              Indiana Department of Environmental Management

IGC               Indiana Gas Company

IPALCO            IPALCO Enterprises, Inc.

IURC              Indiana Utility Regulatory Commission

KPSC              Kentucky Public Service Commission

kwh               Kilowatt-hour

Lawrenceburg      Lawrenceburg Gas Company (a wholly-owned subsidiary of CG&E)

May 1992 Order    A Public Utility Commission of Ohio order issued in May
                    1992

Mcf               Thousand cubic feet

MEGA-NOPR         FERC Notice of Proposed Rulemaking on Open Access issued on
                    March 29, 1995

MGP               Manufactured Gas Plant

NIPSCO            Northern Indiana Public Service Company

PRP               Potentially Responsible Party

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PSI`s 1994        PSI`s 1994 Annual Report on Form 10-K (Commission File
  Form 10-K         Number 1-3543)

PUCO              Public Utilities Commission of Ohio

PUHCA             Public Utility Holding Company Act of 1935

S&P               Standard & Poor`s

SEC               Securities and Exchange Commission

SFAS 121          Statement of Financial Accounting Standards No. 121,
                    `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of`

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

ULH&P`s Form      ULH&P`s 1994 Annual Report on Form 10-K (Commission File
  10-K              Number 2-7793)

Woodsdale         Woodsdale Generating Station

Zimmer            William H. Zimmer Generating Station

                                      CINERGY CORP.
                             CONSOLIDATED BALANCE SHEETS


ASSETS

                                                     June 30          December 31
                                                       1995               1994
                                                   (unaudited)
                                                       (dollars in thousands)
Utility Plant - original cost
  In service
    Electric                                        $8 393 518         $8 292 625
    Gas                                                664 536            645 602
    Common                                             184 750            185 718
                                                     9 242 804          9 123 945
  Accumulated depreciation                           3 262 715          3 163 802
                                                     5 980 089          5 960 143

  Construction work in progress                        241 987            238 750
      Total utility plant                            6 222 076          6 198 893

Current Assets
  Cash and temporary cash investments                   25 206             71 880
  Restricted deposits                                    4 646             11 288
  Accounts receivable less accumulated
    provision of $10,212,000 at June 30, 1995
    and $9,716,000 at December 31, 1994 for
    doubtful accounts                                  251 888            299 509
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                160 363            156 028
    Gas stored for current use                          21 187             31 284
    Other materials and supplies                        93 722             92 880
  Property taxes applicable to subsequent year         134 729            112 420
  Prepayments and other                                 46 947             36 416
                                                       738 688            811 705

Other Assets
  Regulatory assets
    Post-in-service carrying costs and deferred
      operating expenses                               188 061            185 280
    Phase-in deferred return and depreciation          105 211            100 943
    Deferred demand-side management costs              114 768            104 127
    Amounts due from customers - income taxes          393 859            408 514
    Deferred merger costs                               50 067             49 658
    Unamortized costs of reacquiring debt               71 778             70 424
    Other                                               81 665             86 017
  Other                                                141 581            134 281
                                                     1 146 990          1 139 244

                                                    $8 107 754         $8 149 842

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                CINERGY CORP.


CAPITALIZATION AND LIABILITIES

                                                 June 30              December 31
                                                   1995                   1994
                                               (unaudited)
                                                     (dollars in thousands)
Common Stock Equity
  Common stock - $.01 par value;
    authorized shares - 600,000,000;
    outstanding shares - 156,567,331
    at June 30, 1995 and 155,198,038
    at December 31, 1994                       $    1 566              $    1 552
  Paid-in capital                               1 570 873               1 535 658
  Retained earnings                               900 094                 877 061
      Total common stock equity                 2 472 533               2 414 271

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption             227 915                 267 929
  Subject to mandatory redemption                 160 000                 210 000

Long-term Debt                                  2 652 382               2 715 269
      Total capitalization                      5 512 830               5 607 469

Current Liabilities
  Long-term debt and preferred stock
    of subsidiaries due within one year           150 400                  60 400
  Notes payable                                   244 000                 228 900
  Accounts payable                                184 400                 266 467
  Refund due to customers                          15 796                  15 482
  Litigation settlement                            80 000                  80 000
  Accrued taxes                                   261 787                 258 041
  Accrued interest                                 56 740                  58 504
  Other                                            39 544                  36 610
                                                1 032 667               1 004 404

Other Liabilities
  Deferred income taxes                         1 074 724               1 071 104
  Unamortized investment tax credits              190 804                 195 878
  Accrued pension and other postretirement
    benefit costs                                 153 753                 133 578
  Other                                           142 976                 137 409
                                                1 562 257               1 537 969

                                               $8 107 754              $8 149 842

                                                            CINERGY CORP.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (unaudited)



                                                Quarter Ended            Six Months Ended          Twelve Months Ended
                                                   June 30                    June 30                   June 30
                                               1995         1994         1995        1994          1995         1994
                                                            (in thousands, except per share amounts)
Operating Revenues
  Electric                                   $611 394     $600 736   $1 245 643   $1 222 686   $2 478 494    $2 481 085
  Gas                                          56 975       61 565      232 186      290 716      383 868       497 774
                                              668 369      662 301    1 477 829    1 513 402    2 862 362     2 978 859

Operating Expenses
  Fuel used in electric production            169 194      167 561      355 103      344 347      723 749       718 736
  Gas purchased                                22 587       31 021      117 080      173 046      192 327       293 123
  Purchased and exchanged power                11 641       15 443       17 307       35 234       31 155        56 074
  Other operation                             126 816      125 576      246 704      243 350      567 004       484 177
  Maintenance                                  43 661       49 176       87 983       95 178      193 764       195 473
  Depreciation                                 68 215       72 822      141 671      145 023      291 043       288 214
  Amortization of phase-in deferrals            2 273         -           2 273         -           2 273          -
  Post-in-service deferred operating
    expenses - net                               ( 65)      (1 520)      (2 069)      (2 977)      (5 090)       (7 969)
  Phase-in deferred depreciation                 -           ( 848)        -          (2 161)        -           (5 379)
  Taxes
    Federal and state income                   40 371       34 340      102 841       96 071      158 951       193 438
    State, local and other                     63 858       61 982      127 905      124 740      247 216       238 746
                                              548 551      555 553    1 196 798    1 251 851    2 402 392     2 454 633

Operating Income                              119 818      106 748      281 031      261 551      459 970       524 226

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                  931          801        1 885        4 331        3 755        11 894
  Post-in-service carrying costs                   13        2 105        2 581        4 306        8 055        12 780
  Phase-in deferred return                      2 134        3 837        4 268       11 458        8 161        26 294
  Write-off of a portion of Zimmer
    Station                                      -            -            -            -            -         (234 844)
  Income taxes
    Related to write-off of a portion
      of Zimmer Station                          -            -            -            -            -           12 085
    Other                                       2 162        2 060        3 207        4 162        9 654        19 904
  Other - net                                  (1 105)      (2 509)       ( 691)      (7 526)     (21 609)      (38 583)
                                                4 135        6 294       11 250       16 731        8 016      (190 470)

Income Before Interest and Other Charges      123 953      113 042      292 281      278 282      467 986       333 756

Interest and Other Charges
  Interest on long-term debt                   51 439       53 853      106 500      110 000      215 748       223 334
  Other interest                                5 817        4 515       11 128        7 859       23 639        11 822
  Allowance for borrowed funds used
    during construction                        (1 986)      (2 896)      (4 297)      (6 087)     (10 542)      (11 560)
  Preferred dividend requirements of
    subsidiaries                                8 657        8 657       17 314       18 243       34 630        38 232
                                               63 927       64 129      130 645      130 015      263 475       261 828

Net Income                                   $ 60 026     $ 48 913   $  161 636   $  148 267   $  204 511    $   71 928

Average Common Shares Outstanding             156 333      146 476      156 009      146 119      152 331       145 432

Earnings Per Common Share                        $.39         $.33        $1.04        $1.01        $1.33          $.49

Dividends Declared Per Common Share              $.43         $.38         $.86         $.76        $1.60         $1.50

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                                  CINERGY CORP.
                         CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                                   (unaudited)

                                         Common      Paid-in      Retained      Total Common
                                          Stock      Capital      Earnings      Stock Equity
                                                     (dollars in thousands)
Quarter Ended June 30, 1995

  Balance April 1, 1995                  $1 559    $1 553 478    $  911 857      $2 466 894
  Net income                                                         60 026          60 026
  Issuance of 646,854 shares of
    common stock                              7        16 133                        16 140
  Common stock issuance expenses                           (5)                           (5)
  Dividends on common stock                                         (67 078)        (67 078)
  Other                                                 1 267        (4 711)         (3 444)

  Balance June 30, 1995                  $1 566    $1 570 873    $  900 094      $2 472 533

Quarter Ended June 30, 1994

  Balance April 1, 1994                  $1 460    $1 329 588    $  951 553      $2 282 601
  Net income                                                         48 913          48 913
  Issuance of 685,909 shares of
    common stock                              6        14 879                        14 885
  Common stock issuance expenses                           (3)                           (3)
  Dividends on common stock                                         (55 854)        (55 854)
  Other                                                   559          (953)           (394)

  Balance June 30, 1994                  $1 466    $1 345 023    $  943 659      $2 290 148

Six Months Ended June 30, 1995

  Balance January 1, 1995                $1 552    $1 535 658    $  877 061      $2 414 271
  Net income                                                        161 636         161 636
  Issuance of 1,369,293 shares of
    common stock                             14        34 137                        34 151
  Common stock issuance expenses                         (189)                         (189)
  Dividends on common stock                                        (133 892)       (133 892)
  Other                                                 1 267        (4 711)         (3 444)

  Balance June 30, 1995                  $1 566    $1 570 873    $  900 094      $2 472 533

Six Months Ended June 30, 1994

  Balance January 1, 1994                $1 453    $1 312 426    $  907 802      $2 221 681
  Net income                                                        148 267         148 267
  Issuance of 1,409,097 shares of
    common stock                             13        32 070                        32 083
  Common stock issuance expenses                          (26)                          (26)
  Dividends on common stock                                        (111 457)       (111 457)
  Other                                                   553          (953)           (400)

  Balance June 30, 1994                  $1 466    $1 345 023    $  943 659      $2 290 148

Twelve Months Ended June 30, 1995

  Balance July 1, 1994                   $1 466    $1 345 023    $  943 659      $2 290 148
  Net income                                                        204 511         204 511
  Issuance of 9,790,238 shares of
    common stock                            100       229 949                       230 049
  Common stock issuance expenses                       (5 388)                       (5 388)
  Dividends on common stock                                        (243 797)       (243 797)
  Other                                                 1 289        (4 279)         (2 990)

  Balance June 30, 1995                  $1 566    $1 570 873    $  900 094      $2 472 533

Twelve Months Ended June 30, 1994

  Balance July 1, 1993                   $1 442    $1 285 766    $1 090 529      $2 377 737
  Net income                                                         71 928          71 928
  Issuance of 2,547,425 shares of
    common stock                             24        60 503                        60 527
  Common stock issuance expenses                         (144)                         (144)
  Dividends on common stock                                        (217 921)       (217 921)
  Other                                                (1 102)         (877)         (1 979)

  Balance June 30, 1994                  $1 466    $1 345 023    $  943 659      $2 290 148

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                                               CINERGY CORP.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (unaudited)

                                                     Quarter Ended           Six Months Ended          Twelve Months Ended
                                                        June 30                   June 30                    June 30
                                                   1995         1994         1995         1994         1995           1994
                                                                               (in thousands)
Operating Activities
  Net income                                    $  60 026    $  48 913    $ 161 636    $ 148 267    $ 204 511      $  71 928
  Items providing (using) cash currently:
    Depreciation                                   68 215       72 822      141 671      145 023      291 043        288 214
    Amortization of phase-in deferrals              2 273         -           2 273         -           2 273           -
    Deferred income taxes and investment tax
      credits - net                               (13 353)      19 975      (11 584)      28 566       (9 224)        56 375
    Allowance for equity funds used during
      construction                                   (931)        (801)      (1 885)      (4 331)      (3 755)       (11 894)
    Regulatory assets
      Post-in-service and phase-in cost
        deferrals                                  (2 142)      (8 310)      (8 815)     (20 902)      (2 203)       (52 422)
      Deferred merger costs                        (2 810)      (4 177)      (2 569)     (13 691)     (11 219)       (21 388)
      Other                                         1 695        6 540        6 278        8 343       (5 585)         7 342
    Write-off of a portion of Zimmer Station         -            -            -            -            -           234 844
    Changes in current assets and current
      liabilities
        Restricted deposits                            (1)         (82)          14         (126)      10 186           (278)
        Accounts receivable                        27 370       58 214       47 621       34 025       54 146        (24 626)
        Materials, supplies, and fuel             (11 910)     (45 435)       4 920      (25 610)     (15 419)       (14 661)
        Accounts payable                           (1 605)      17 903      (82 067)     (45 694)     (44 564)        42 397
        Refund due to customers                       195       (9 740)         314      (44 224)     (21 812)      (112 392)
        Advance under accounts receivable
          purchase agreement                         -            -            -         (49 940)        -              -
        Accrued taxes and interest                (35 242)     (50 940)       1 982      (15 961)      23 696         37 077
    Other items - net                                (774)      12 194        9 887       33 388       60 877         53 718
      Net cash provided by (used in)
        operating activities                       91 006      117 076      269 676      177 133      532 951        554 234

Financing Activities
  Issuance of common stock                         16 135       14 882       33 962       32 057      224 661         60 383
  Issuance of preferred stock of subsidiaries        -            -            -            -            -            59 475
  Issuance of long-term debt                      149 025         -         149 025      361 025      208 935        821 041
  Funds on deposit from issuance of long-term
    debt                                              899        3 224        6 628       12 401       22 124         34 123
  Retirement of preferred stock of
    subsidiaries                                       (7)     (40 406)          (7)     (40 410)         (23)      (100 517)
  Redemption of long-term debt                   (129 734)        -        (217 251)    (313 247)    (217 686)      (815 569)
  Change in short-term debt                        13 899       72 944       15 100      141 999      (75 713)       184 736
  Dividends on common stock                       (67 078)     (55 854)    (133 892)    (111 457)    (243 797)      (217 921)
      Net cash provided by (used in)
        financing activities                      (16 861)      (5 210)    (146 435)      82 368      (81 499)        25 751

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during
    construction)                                 (82 350)    (121 054)    (160 564)    (210 050)    (430 199)      (508 344)
  Deferred demand-side management costs            (3 868)     (10 374)      (9 351)     (18 216)     (38 403)       (40 698)
      Net cash provided by (used in)
        investing activities                      (86 218)    (131 428)    (169 915)    (228 266)    (468 602)      (549 042)

Net increase (decrease) in cash and
  temporary cash investments                      (12 073)     (19 562)     (46 674)      31 235      (17 150)        30 943
Cash and temporary cash investments at
  beginning of period                              37 279       61 918       71 880       11 121       42 356         11 413
Cash and temporary cash investments at
  end of period                                 $  25 206    $  42 356    $  25 206    $  42 356    $  25 206      $  42 356

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter, six months, and twelve months ended June 30, 1995. For information concerning the results of operations for each of the other registrants, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995

Kwh Sales

Kwh sales for the quarter ended June 30, 1995, decreased 2.3% as compared to the same period last year. Decreased non-firm power sales for resale and reduced sales to domestic customers as a result of the milder weather conditions experienced during the period accounted for most of the decline. Higher sales by both CG&E and PSI to industrial customers, which reflected growth in the primary metals and chemicals sectors, partially offset these decreases.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the second quarter of 1995 increased 8.5% as compared to the second quarter of 1994, reflecting higher sales to domestic customers attributable to an increase in the average number of customers. In addition, the continuing trend of industrial customers electing to purchase directly from suppliers created a significant increase in demand for transportation services. The increased transportation volume, primarily in the primary metals, transportation equipment, and food products sectors, more than offset the decline in industrial sales volumes.

Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended June 30, 1995, increased $10 million (1.8%) as compared to the same period last year. This increase primarily resulted from PSI`s 4.3% retail rate increase approved in the February 1995 Order and a 1.9% rate increase for carrying costs on CWIP property which was approved by the IURC on March 9, 1995. Also contributing to the increase was the operation of fuel adjustment clauses reflecting increases in the average cost per kwh generated. The previously discussed decrease in kwh sales partially offset these price-related increases.

An analysis of electric operating revenues is shown below:

                                                             Quarter
                                                          Ended June 30
                                                          (in millions)

Electric operating revenues - June 30, 1994                    $601
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                       17
    Sales for resale
      Non-firm power transactions                                (1)
  Total change in price per kwh                                  16

  Kwh sales
    Retail                                                        1
    Sales for resale
      Firm power obligations                                     (1)
      Non-firm power transactions                                (6)
  Total change in kwh sales                                      (6)


Electric operating revenues - June 30, 1995                    $611

Gas Operating Revenues

Gas operating revenues declined $5 million (7.5%) in the second quarter of 1995 when compared to the same period last year. This decline was primarily the result of a decrease in total retail sales volumes and the operation of fuel adjustment clauses reflecting a lower average cost of gas purchased. An increase in the relative volume of gas transported to gas sold, as previously discussed, also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Gas Purchased

Gas purchased for the quarter declined $8 million (27.2%) when compared to the same period last year. This decrease was attributable to a 9.9% decline in volumes purchased and a 19.2% lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power decreased $4 million (24.6%) for the second quarter when compared to the same period last year. Although kwh purchases increased slightly, the price decreased significantly due to the availability of lower cost power from third parties.

Maintenance

The decrease in maintenance expense of $6 million (11.2%) for the second quarter of 1995 as compared to the same period last year was primarily due to improved scheduling of routine maintenance on generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

Depreciation

Depreciation expense decreased $5 million (6.3%) for the quarter ended June 30, 1995, as compared to the same period last year. This decrease primarily reflected the adoption of lower depreciation rates for PSI effective in March 1995, pursuant to the February 1995 Order. This decrease was partially offset by additions to utility plant in service.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals, which began in May of 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from CG&E`s three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated by the May 1992 Order.

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995

Kwh Sales

Kwh sales decreased 3.1% for the six months ended June 30, 1995, when compared to the same period last year. This decline primarily reflects a decrease in short-term sales to other utilities. A slight decrease in retail sales resulted from lower domestic sales due to milder weather conditions.
Partially offsetting these decreases were increased industrial sales resulting from growth in the primary metals and chemicals sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the six months ended June 30, 1995, remained relatively constant when compared to the same period of 1994. Decreases in domestic and commercial sales volumes were attributable to milder weather conditions. A decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services. This increased demand for transportation services more than offset the decrease in industrial sales volumes and resulted from growth in the primary metals, transportation equipment, and food products sectors.

Revenues

Electric Operating Revenues

As compared to the same period last year, electric operating revenues increased $23 million (1.9%) primarily as a result of CG&E`s retail electric rate increase which became effective May 1994, PSI`s electric rate increases which became effective February 1995 and March 1995, and the operation of fuel adjustment clauses reflecting increases in the average cost per kwh generated. Reduced non-firm power sales for resale, as previously discussed, partially offset these increases.

An analysis of electric operating revenues is shown below:

                                                             Six Months
                                                            Ended June 30
                                                            (in millions)

Electric operating revenues - June 30, 1994                     $1 223
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          41
    Sales for resale
      Non-firm power transactions                                   (1)
  Total change in price per kwh                                     40

  Kwh sales
    Retail                                                          (1)
    Sales for resale
      Firm power obligations                                        (5)
      Non-firm power transactions                                  (12)
  Total change in kwh sales                                        (18)

  Other                                                              1

Electric operating revenues - June 30, 1995                     $1 246

Gas Operating Revenues

Gas operating revenues declined $59 million (20.1%) in the first six months of 1995 when compared to the same period last year. This decrease reflects the decline in total retail volumes sold and the operation of fuel adjustment clauses reflecting a lower average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs, Cinergy`s largest operating expense, increased $11 million (3.1%) for the six months ended June 30, 1995, when compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                            Six Months
                                                           Ended June 30
                                                           (in millions)

Fuel expense - June 30, 1994                                   $344
Increase (Decrease) due to change in:
  Price of fuel                                                  12
  Kwh generation                                                 (1)
Fuel expense - June 30, 1995                                   $355

Gas Purchased

Gas purchased for the six month period ended June 30, 1995, decreased $56 million (32.3%) when compared to the same period last year. This decrease was attributable to a 12.9% decline in volumes purchased and a 22.3% lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power decreased $18 million (50.9%) for the six months ended June 30, 1995, when compared to the same period last year, as the coordination of CG&E`s and PSI`s electric dispatch systems enabled Cinergy to service more of its native load with its own generating units.

Maintenance

The decrease in maintenance of $7 million (7.6%) for the six months ended June 30, 1995, as compared to the same period last year was primarily due to improved scheduling of routine maintenance on generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals, which began in May of 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from CG&E`s three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated by the May 1992 Order.

Other Income and Expenses - Net

Phase-in Deferred Return

Phase-in deferred return decreased $7 million (62.8%) for the first six months of 1995 from the comparable period of 1994 as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

        RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1995

Kwh Sales

Kwh sales declined 3.3% for the twelve months ended June 30, 1995, when compared to the same period last year. This decline primarily reflects a decrease in short-term sales to other utilities. A decrease in retail sales resulted from lower domestic sales due to milder weather conditions.
Partially offsetting these decreases were increased industrial sales resulting from growth in the primary metals and chemicals sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended June 30, 1995, decreased 3.7% when compared to the same period of 1994. Decreases in domestic and commercial sales volumes were attributable to milder weather conditions. A decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services. This increased demand for transportation more than offset the decrease in industrial sales volumes and resulted from growth in the primary metals, food products, chemicals, and paper products sectors.

Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues decreased $3 million (.1%) as the previously discussed decline in kwh sales was partially offset by a number of rate increases.

An analysis of electric operating revenues is shown below:

                                                            Twelve Months
                                                            Ended June 30
                                                            (in millions)

Electric operating revenues - June 30, 1994                     $2 481
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          47
    Sales for resale
      Firm power obligations                                         2
      Non-firm power transactions                                   (4)
  Total change in price per kwh                                     45

  Kwh sales
    Retail                                                         (19)
    Sales for resale
      Firm power obligations                                        (9)
      Non-firm power transactions                                  (22)
  Total change in kwh sales                                        (50)

  Other                                                              2

Electric operating revenues - June 30, 1995                     $2 478

Gas Operating Revenues

Gas operating revenues declined $114 million (22.9%) for the twelve months ended June 30, 1995, when compared to the same period last year. This decrease was primarily the result of decreases in sales volumes and fuel adjustment clauses reflecting a decline in the average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs, Cinergy`s largest operating expense, increased $5 million (.7%) for the twelve months ended June 30, 1995, when compared to the same period last year.
An analysis of these fuel costs is shown below:

                                                           Twelve Months
                                                           Ended June 30
                                                           (in millions)

Fuel expense - June 30, 1994                                     $719
Increase (Decrease) due to change in:
  Price of fuel                                                    11
  Kwh generation                                                   (6)
Fuel expense - June 30, 1995                                     $724

Gas Purchased

Gas purchased for the twelve months ended June 30, 1995, decreased $101 million (34.4%) when compared to the same period last year. This decrease was attributable to a 16.6% decline in volumes purchased and a 21.3% lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power decreased $25 million (44.4%) for the twelve months ended June 30, 1995, when compared to the same period last year, as the coordination of CG&E`s and PSI`s electric dispatch systems enabled Cinergy to service more of its native load through its own generating units.

Other Operation

Other operation expenses for the twelve months ended June 30, 1995, increased $83 million (17.1%) as compared to the same period in 1994. The primary factor contributing to this increase was charges of approximately $62 million for merger-related costs and other expenditures which cannot be recovered from customers under the merger savings sharing mechanisms authorized by regulators. The inclusion of postretirement benefits in rates on an accrual basis, an increase in the level of ongoing DSM expenses, and the amortization of deferred DSM costs, all of which were authorized in the February 1995 Order, also contributed to the increase. The increase was partially offset by reductions in administrative and general expenses and the May 1994 write-off of previously deferred litigation expenses.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals, which began in May of 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from CG&E`s three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated by the May 1992 Order.

Phase-in Deferred Depreciation

Phase-in deferred depreciation resulted from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. The change of $5 million for phase-in deferred depreciation for the twelve months ended June 30, 1995, versus the same period of 1994, reflects discontinuance of the deferral of depreciation when the final increase of the phase-in plan became effective in May 1994.

State, Local and Other Taxes

State, local and other taxes increased $8 million (3.5%) over the same period of 1994 primarily due to increased property taxes resulting from higher property tax rates.

Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

The equity component of AFUDC decreased $8 million (68.4%) for the twelve month period ended June 30, 1995, as compared to the same period last year. This decrease was due primarily to an increase in borrowings of short-term debt which resulted in a decrease in the equity component of the AFUDC rate. In addition, a scrubber at Gibson was placed in service in September 1994, which resulted in a large decrease in CWIP for the period.

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $5 million (37.0%) for the twelve months ended June 30, 1995, when compared to the same period last year. Accrual of carrying costs on the first five units of Woodsdale ceased after the August 1993 Order which reflected Woodsdale in retail electric rates. Additional environmental compliance projects completed by PSI which qualified, under IURC authority, for continued accrual of the debt component of AFUDC (post-in-service carrying costs) partially offset this decrease.

Phase-in Deferred Return

Phase-in deferred return decreased $18 million (69.0%) for the twelve month period ended June 30, 1995, from the comparable period of 1994, as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

Write-off of a Portion of Zimmer

In November 1993, CG&E wrote off Zimmer costs disallowed from rates in the May 1992 Order.

Other - net

Other - net is comprised of miscellaneous income and deduction items.
The increase of $17 million (44.0%) is primarily due to the write-off in late 1993 and early 1994 of $22 million incurred in defense of the IPALCO takeover attempt.

Interest and Other Charges

Interest on Long-term Debt

Interest on long-term debt decreased $8 million (3.4%) for the twelve months ended June 30, 1995, as compared to the same period in 1994. Cinergy refinanced $215 million and $305 million of long-term debt in 1995 and 1994, respectively.

Other Interest

Other interest increased $12 million over the same period last year. The increase was driven primarily by higher interest rates and an increase in the average short-term debt outstanding

                           THE CINCINNATI GAS & ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEETS

ASSETS

                                                June 30              December 31
                                                  1995                   1994
                                              (unaudited)
                                                    (dollars in thousands)
Utility Plant - original cost
  In service
    Electric                                   $4 530 815             $4 502 840
    Gas                                           664 536                645 602
    Common                                        184 750                185 718
                                                5 380 101              5 334 160
  Accumulated depreciation                      1 665 213              1 613 505
                                                3 714 888              3 720 655

  Construction work in progress                    74 400                 74 989
      Total utility plant                       3 789 288              3 795 644

Current Assets
  Cash and temporary cash investments               3 500                 52 516
  Restricted deposits                                 100                     98
  Accounts receivable less accumulated
    provision of $9,053,000 at June 30, 1995
    and $8,999,000 at December 31, 1994 for
    doubtful accounts                             217 774                269 020
  Materials, supplies, and fuel - at average
    cost
      Fuel for use in electric production          40 555                 42 167
      Gas stored for current use                   21 187                 31 284
      Other materials and supplies                 58 150                 57 864
  Property taxes applicable to subsequent
    year                                          134 729                112 420
  Prepayments and other                            42 206                 31 327
                                                  518 201                596 696

Other Assets
  Regulatory assets
    Post-in-service carrying costs and
      deferred operating expenses                 151 727                155 138
    Phase-in deferred return and
      depreciation                                105 211                100 943
    Deferred demand-side management costs          14 246                 10 002
    Amounts due from customers -
      income taxes                                366 924                381 380
    Deferred merger costs                          12 437                 12 013
    Unamortized costs of reacquiring debt          36 041                 33 426
    Other                                          49 893                 55 987
  Other                                            49 969                 40 436
                                                  786 448                789 325

                                               $5 093 937             $5 181 665

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                                 THE CINCINNATI GAS & ELECTRIC COMPANY


CAPITALIZATION AND LIABILITIES

                                                         June 30      December 31
                                                           1995           1994
                                                       (unaudited)
                                                         (dollars in thousands)
Common Stock Equity
  Common stock - $8.50 par value; authorized
    shares - 120,000,000; outstanding shares -
    89,663,086 at June 30, 1995 and
    December 31, 1994                                  $  762 136     $  762 136
  Paid-in capital                                         339 135        337 874
  Retained earnings                                       427 623        432 962
      Total common stock equity                         1 528 894      1 532 972

Cumulative Preferred Stock
  Not subject to mandatory redemption                      40 000         80 000
  Subject to mandatory redemption                         160 000        210 000

Long-term Debt                                          1 774 404      1 837 757
      Total capitalization                              3 503 298      3 660 729

Current Liabilities
  Preferred stock due within one year                      90 000           -
  Notes payable                                            13 500         14 500
  Accounts payable                                         85 830        120 817
  Accrued taxes                                           234 609        227 651
  Accrued interest                                         30 572         31 902
  Other                                                    35 709         32 658
                                                          490 220        427 528

Other Liabilities
  Deferred income taxes                                   744 678        747 060
  Unamortized investment tax credits                      132 440        135 417
  Accrued pension and other postretirement
    benefit costs                                         110 947        102 254
  Other                                                   112 354        108 677
                                                        1 100 419      1 093 408


                                                       $5 093 937     $5 181 665

                                              THE CINCINNATI GAS & ELECTRIC COMPANY
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (unaudited)


                                                  Quarter Ended              Six Months Ended            Twelve Months Ended
                                                     June 30                       June 30                     June 30
                                                1995         1994            1995        1994            1995        1994
                                                  (in thousands)
Operating Revenues
  Electric                                    $336 523     $329 675        $686 479     $663 065      $1 369 201   $1 346 801
  Gas                                           56 975       61 565         232 186      290 716         383 868      497 774
                                               393 498      391 240         918 665      953 781       1 753 069    1 844 575
Operating Expenses
  Fuel used in electric production              84 464       79 548         168 537      161 429         332 578      342 781
  Gas purchased                                 22 587       31 021         117 080      173 046         192 327      293 123
  Purchased and exchanged power                 10 912        4 217          21 417       11 531          30 818       17 731
  Other operation                               65 801       68 818         134 723      137 453         333 300      277 792
  Maintenance                                   21 446       26 860          44 979       52 802          98 987      110 055
  Depreciation                                  39 687       39 051          79 224       77 820         158 080      155 407
  Amortization of phase-in deferrals             2 273         -              2 273         -              2 273         -
  Post-in-service deferred operating
    expenses - net                                 822          822           1 645        1 645           3 290          785
  Phase-in deferred depreciation                  -           ( 848)           -          (2 161)           -          (5 379)
  Taxes
    Federal and state income                    24 217       22 225          67 563       64 669         107 022      119 764
    State, local and other                      50 331       49 204         100 987       99 137         199 231      189 940
                                               322 540      320 918         738 428      777 371       1 457 906    1 501 999

Operating Income                                70 958       70 322         180 237      176 410         295 163      342 576

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                   281          434             877          892           1 956        1 696
  Post-in-service carrying costs                  -            -               -            -               -           4 072
  Phase-in deferred return                       2 134        3 837           4 268       11 458           8 161       26 294
  Write-off of a portion of Zimmer
    Station                                       -            -               -            -               -        (234 844)
  Income taxes                    -
    Related to write-off of a portion
      of Zimmer Station                           -            -               -            -               -          12 085
    Other                                        1 620        1 677           2 827        3 533           5 913        9 937
  Other - net                                    ( 560)         119             405          134          (6 455)      (7 474)
                                                 3 475        6 067           8 377       16 017           9 575     (188 234)

Income Before Interest                          74 433       76 389         188 614      192 427         304 738      154 342

Interest
  Interest on long-term debt                    33 490       36 755          70 601       76 378         144 609      155 338
  Other interest                                 1 421          821           2 247        1 702           3 376        2 989
  Allowance for borrowed funds used
    during construction                          ( 900)       ( 653)         (1 880)      (1 310)         (3 547)      (2 589)
                                                34 011       36 923          70 968       76 770         144 438      155 738

Net Income (Loss)                               40 422       39 466         117 646      115 657         160 300       (1 396)

Preferred Dividend Requirement                   5 362        5 362          10 724       11 652          21 449       24 233

Net Income (Loss) on Common Shares            $ 35 060     $ 34 104        $106 922     $104 005      $  138 851   $  (25 629)

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                             THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                             (unaudited)



                                           Common      Paid-in      Retained     Total Common
                                            Stock      Capital      Earnings     Stock Equity
                                                       (dollars in thousands)
Quarter Ended June 30, 1995

  Balance April 1, 1995                   $762 136      $337 874    $ 453 174     $1 553 184
  Net income                                                           40 422         40 422
  Dividends on preferred stock                                         (5 362)        (5 362)
  Dividends on common stock                                           (55 900)       (55 900)
  Other                                                    1 261       (4 711)        (3 450)

  Balance June 30, 1995                   $762 136      $339 135    $ 427 623     $1 528 894

Quarter Ended June 30, 1994

  Balance April 1, 1994                   $752 236      $321 593    $ 488 513     $1 562 342
  Net income                                                           39 466         39 466
  Issuance of 570,296 shares of
    common stock                             4 848         7 565                      12 413
  Common stock issuance expenses                               1                           1
  Dividends on preferred stock                                         (5 362)        (5 362)
  Dividends on common stock                                           (38 100)       (38 100)
  Other                                                      553         (953)          (400)

  Balance June 30, 1994                   $757 084      $329 712    $ 483 564     $1 570 360

Six Months Ended June 30, 1995

  Balance January 1, 1995                 $762 136      $337 874    $ 432 962     $1 532 972
  Net income                                                          117 646        117 646
  Dividends on preferred stock                                        (10 724)       (10 724)
  Dividends on common stock                                          (107 550)      (107 550)
  Other                                                    1 261       (4 711)        (3 450)

  Balance June 30, 1995                   $762 136      $339 135    $ 427 623     $1,528 894

Six Months Ended June 30, 1994

  Balance January 1, 1994                 $748 528      $314 218    $ 456 511     $1 519 257
  Net income                                                          115 657        115 657
  Issuance of 1,006,582 shares of
    common stock                             8 556        14 949                      23 505
  Common stock issuance expenses                              (8)                         (8)
  Dividends on preferred stock                                        (11 652)       (11 652)
  Dividends on common stock                                           (75 999)       (75 999)
  Other                                                      553         (953)          (400)

  Balance June 30, 1994                   $757 084      $329 712    $ 483 564     $1 570 360

Twelve Months Ended June 30, 1995

  Balance July 1, 1994                    $757 084      $329 712    $ 483 564     $1 570 360
  Net income                                                          160 300        160 300
  Issuance of 594,421 shares of
    common stock                             5 052         8 193                      13 245
  Common stock issuance expenses                             (31)                        (31)
  Dividends on preferred stock                                        (21 449)       (21 449)
  Dividends on common stock                                          (190 521)      (190 521)
  Other                                                    1 261       (4 271)        (3 010)

  Balance June 30, 1995                   $762 136      $339 135    $ 427 623     $1 528 894

Twelve Months Ended June 30, 1994

  Balance July 1, 1993                    $741 765      $299 290    $ 660 110     $1 701 165
  Net income (loss)                                                    (1 396)        (1 396)
  Issuance of 1,802,242 shares of
    common stock                            15 319        29 883                      45 202
  Common stock issuance expenses                             (14)                        (14)
  Dividends on preferred stock                                        (24 233)       (24 233)
  Dividends on common stock                                          (149 964)      (149 964)
  Other                                                      553         (953)          (400)

  Balance June 30, 1994                   $757 084      $329 712    $ 483 564     $1 570 360

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                           THE CINCINNATI GAS & ELECTRIC COMPANY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)

                                                       Quarter Ended           Six Months Ended          Twelve Months Ended
                                                          June 30                   June 30                   June 30
                                                     1995         1994         1995        1994          1995          1994
                                                                                (in thousands)
Operating Activities
  Net income                                      $  40 422    $ 39 466    $ 117 646    $ 115 657    $ 160 300    $  (1 396)
  Items providing (using) cash currently:
    Depreciation                                     39 687      39 051       79 224       77 820      158 080      155 407
    Amortization of phase-in deferrals                2 273        -           2 273         -           2 273         -
    Deferred income taxes and investment tax
      credits - net                                 (13 903)     11 918      (15 959)      12 570      (14 849)      21 239
    Allowance for equity funds used during
      construction                                     (281)       (434)        (877)        (892)      (1 956)      (1 696)
    Regulatory assets
      Post-in-service and phase-in cost
        deferrals                                    (1 312)     (3 863)      (2 623)     (11 974)      (4 871)     (34 960)
      Deferred merger costs                            (320)     (2 143)        (424)      (6 513)       7 048       (9 475)
      Other                                           1 494       1 110        6 094        3 796       (5 593)       6 059
    Write-off of a portion of Zimmer Station           -           -            -            -            -         234 844
    Changes in current assets and current
      liabilities
        Restricted deposits                              (1)        (49)          (2)          24           (4)          67
        Accounts receivable                          34 818      63 043       51 246       54 430       39 961       (2 122)
        Materials, supplies, and fuel                (7 444)    (12 940)      11 423       30 208        2 417       21 618
        Accounts payable                             (4 443)      6 389      (34 987)     (24 853)     (18 227)      16 157
        Accrued taxes and interest                  (21 734)    (44 619)       5 628      (20 531)      34 370        1 765
    Other items - net                               (16 244)      6 339       (6 263)      15 688       55 417       44 681
        Net cash provided by (used in)
          operating activities                       53 012     103 268      212 399      245 430      414 366      452 188

Financing Activities
  Issuance of common stock                             -         12 414         -          23 497       13 214       45 188
  Issuance of long-term debt                        149 025        -         149 025      311 957      149 025      608 957
  Retirement of preferred stock                        -        (40 400)        -         (40 400)        -         (40 400)
  Redemption of long-term debt                     (129 734)       -        (217 196)    (313 247)    (217 471)    (607 689)
  Change in short-term debt                          12 500      (8 000)      (1 000)     (25 500)       8 000      (46 080)
  Dividends on preferred stock                       (5 362)     (6 290)     (10 724)     (12 580)     (20 521)     (25 160)
  Dividends on common stock                         (55 900)    (38 100)    (107 550)     (75 999)    (190 521)    (149 964)
        Net cash provided by (used in)
          financing activities                      (29 471)    (80 376)    (187 445)    (132 272)    (258 274)    (215 148)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during
    construction)                                   (33 999)    (44 055)     (69 726)     (79 011)    (180 669)    (197 180)
  Deferred demand-side management costs              (2 105)     (1 279)      (4 244)      (2 702)      (7 938)      (4 502)
        Net cash provided by (used in)
          investing activities                      (36 104)    (45 334)     (73 970)     (81 713)    (188 607)    (201 682)

Net increase (decrease) in cash and
  temporary cash investments                        (12 563)    (22 442)     (49 016)      31 445      (32 515)      35 358
Cash and temporary cash investments at
  beginning of period                                16 063      58 457       52 516        4 570       36 015          657
Cash and temporary cash investments at
  end of period                                   $   3 500    $ 36 015    $   3 500    $  36 015    $   3 500    $  36 015

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995

Kwh Sales

Kwh sales for the quarter ended June 30, 1995, increased 9.9% over the same period of 1994, due in large part to non-firm power sales for resale reflecting increased third party short-term power sales to other utilities. Also contributing to the higher total kwh sales levels were increased sales to commercial and industrial customers. Higher commercial sales resulted from an increase in the average number of commercial customers. The increased industrial sales primarily reflect growth in the primary metals and chemical sectors. A slight decrease in retail kwh sales was attributable to lower domestic sales due to milder weather conditions.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the second quarter of 1995 increased 8.5% as compared to the second quarter of 1994, reflecting higher sales to domestic customers attributable to an increase in the average number of customers. In addition, the continuing trend of industrial customers electing to purchase directly from suppliers created a significant increase in demand for transportation services. The increased transportation volume, primarily in the primary metals, transportation equipment, and food products sectors, more than offset a decline in industrial sales volumes.

Revenues

Electric Operating Revenues

Electric operating revenues increased $7 million (2.1%) for the quarter ended June 30, 1995, over the comparable period of 1994. This increase primarily reflects the higher kwh sales associated with non-firm power sales for resale.

An analysis of electric operating revenues is shown below:

                                                                 Quarter
                                                              Ended June 30
                                                              (in millions)

Operating  revenues - June 30, 1994                                $330
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                           (3)
    Sales for resale
      Non-firm power transactions                                    (1)
  Total change in price per kwh                                      (4)

  Kwh sales
    Retail                                                           (1)
    Sales for resale
      Non-firm power transactions                                    12
  Total change in kwh sales                                          11

Operating revenues - June 30, 1995.                                $337

Gas Operating Revenues

Gas operating revenues declined $5 million (7.5%) in the second quarter of 1995 when compared to the same period last year. This decline was primarily the result of a decrease in total retail sales volumes and the operation of fuel adjustment clauses reflecting a lower average cost of gas purchased. An increase in the relative volume of gas transported to gas sold, as previously discussed, also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs by CG&E. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $4 million (6.2%) for the quarter as compared to last year.

An analysis of these fuel costs is shown below:

                                                              Quarter
                                                           Ended June 30
                                                           (in millions)

Fuel expense -  June 30, 1994                                     $80
Increase (Decrease) due to change in:
  Price of fuel                                                     1
  Kwh generation                                                    3

Fuel expense - June 30, 1995                                      $84

Gas Purchased

Gas purchased for the quarter declined $8 million (27.2%) when compared to the same period last year. This decrease was attributable to a 9.9% decline in volumes purchased and a 19.2% lower average cost per Mcf of gas purchased.

Purchased & Exchange Power

Purchased and exchanged power for the quarter ended June 30, 1995, increased $7 million over the comparable period of 1994. This primarily reflects increased third party power sales to other utilities.

Other Operation

Other operation expense decreased $3 million (4.4%) for the quarter ended June 30, 1995, as compared to the same period last year due to several factors, including reductions in administrative and general expenses. In addition, lower gas and electric distribution expenses contributed to the decrease.

Maintenance

The decrease in maintenance expense of $5 million (20.2%) for the second quarter of 1995 as compared to the same period last year was primarily due to improved scheduling of routine maintenance on generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

Amortization of Phase-In Deferrals

Amortization of phase-in deferrals, which began in May of 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated in the May 1992 Order.

Interest

Interest charges decreased $3 million (7.9%) for the quarter ended June 30, 1995, from the same period of 1994. This decrease was due to a reduction in interest on long-term debt resulting from the refinancing of $215 million principal amount of first mortgage bonds, during 1995.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995

Kwh Sales

Kwh sales for the six months ended June 30, 1995, increased 8.2% over the same period of 1994, due in large part to increases in non-firm power sales for resale reflecting third party short-term power sales to other utilities. Also contributing to the higher total kwh sales levels were increased sales to commercial and industrial customers. Higher commercial sales resulted from an increase in the average number of commercial customers. The increased industrial sales primarily reflects growth in the primary metals and chemical sectors. A slight decrease in retail kwh sales was attributable to lower domestic sales due to milder weather conditions.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the six months ended June 30, 1995, remained relatively constant when compared to the same period of 1994. Decreases in domestic and commercial sales volumes were attributable to milder weather conditions. A decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services. This increased demand for transportation more than offset the decrease in industrial sales volumes and resulted from growth in the primary metals, transportation equipment, and food products sectors.

Revenues

Electric Operating Revenues

Electric operating revenues increased $23 million (3.5%) for the six months ended June 30, 1995, over the comparable period of 1994. This increase primarily reflects the higher kwh sales associated with non-firm power sales for resale to other utilities and the retail electric rate increase which became effective May 1994.

An analysis of electric operating revenues is shown below:

                                                            Six Months
                                                           Ended June 30
                                                           (in millions)

Operating  revenues - June 30, 1994                              $663
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          4
    Sales for resale
      Firm power obligations                                        1
      Non-firm power transactions                                  (1)
  Total change in price per kwh                                     4

  Kwh sales
    Retail                                                         (4)
    Sales for resale
      Non-firm power transactions                                  24
  Total change in kwh sales                                        20

  Other                                                            (1)

Operating revenues - June 30, 1995.                              $686

Gas Operating Revenues

Gas operating revenues declined $59 million (20.1%) in the first six months of 1995 when compared to the same period last year. This decrease reflects the decline in total retail volumes sold and the operation of fuel adjustment clauses reflecting a lower average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $8 million (4.4%) for the first six months of 1995 as compared to last year.

An analysis of these fuel costs is shown below:

                                                             Six Months
                                                            Ended June 30
                                                            (in millions)

Fuel expense -  June 30, 1994                                   $161
Increase (Decrease) due to change in:
  Price of fuel                                                   (1)
  Kwh generation                                                   9

Fuel expense - June 30, 1995                                    $169

Gas Purchased

Gas purchased for the first six months ended June 30, 1995, decreased $56 million (32.3%) when compared to the same period last year. This decrease was attributable to a 12.9% decline in volumes purchased and a 22.3% lower average cost per Mcf of gas purchased.

Purchased and Exchange Power

Purchased and exchanged power for the six months ended June 30, 1995, increased $10 million (85.7%) over the comparable period of 1994. This primarily reflects increased third party power sales to other utilities.

Other Operation

Other operation expenses decreased $3 million (2.0%) for the six months ended June 30, 1995, as compared to the same period last year due to several factors, including reductions in administrative and general expenses. In addition, a decrease in gas and electric distribution expenses contributed to the decrease.

Maintenance

The decrease in maintenance expense of $8 million (14.8%) for the six month period ended June 30, 1995, as compared to the same period last year was primarily due to improved scheduling of routine maintenance on generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

Depreciation

Depreciation expense increased $1 million (1.8%) for the six month period ended June 30, 1995, as compared to the same period last year. This increase primarily reflects additions to gas utility plant in service.

Amortization of Phase-In Deferrals

Amortization of phase-in deferrals, which began in May of 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated in the May 1992 Order.

Other Income And Expenses - Net

Phase-in Deferred Return

Phase-in deferred return decreased $7 million (62.8%) for the first six months of 1995 from the comparable period of 1994, as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

Interest

Interest decreased $6 million (7.6%) for the six months ended June 30, 1995, from the same period of 1994. This decrease was due to a reduction in interest on long-term debt resulting from the refinancing of $215 million principal amount of first mortgage bonds, during 1995.

Preferred Dividend Requirement

The decrease in CG&E`s preferred dividend requirement of $1 million (8.0%) for the six months ended June 30, 1995, from the same period of 1994 was attributable to the early redemption on April 1, 1994 of 400,000 shares of $100 par value cumulative preferred stock (9.28% Series).

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1995

Kwh Sales

Kwh sales for the twelve months ended June 30, 1995, increased 1.7% when compared to the same period of 1994. This increase was primarily attributable to an increase in non-firm power sales for resale reflecting third party short-term power sales to other utilities. In addition, industrial sales increased due, in large part, to growth in the primary metals and chemicals sectors. Part of this increase was offset by a reduction in domestic sales volume attributable to milder weather conditions.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended June 30, 1995, decreased 3.7% when compared to the same period of 1994. Decreases in domestic and commercial sales volumes were attributable to milder weather conditions. A decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services. This increased demand for transportation more than offset the decrease in industrial sales volumes and resulted from growth in the primary metals, food products, chemicals, and paper products sectors.

Revenues

Electric Operating Revenues

Electric operating revenues increased $22 million (1.7%) for the twelve months ended June 30, 1995, over the comparable period of 1994. This increase primarily reflects two electric retail rate increases granted by the PUCO. An increase in May 1994 was related to the phase-in plan included in the May 1992 Order and the second increase was effective in August 1993 pursuant to the August 1993 Order. Also contributing to the increase were the higher kwh sales associated with non-firm power sales for resale to other utilities.

An analysis of electric operating revenues is shown below:

                                                           Twelve Months
                                                           Ended June 30
                                                           (in millions)

Operating revenues - June 30, 1994                            $1 347
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                        22
    Sales for Resale
      Firm power obligations                                       1
      Non-firm power transactions                                  1
  Total change in price per kwh                                   24

  Kwh sales
    Retail                                                       (15)
    Sales for Resale
      Firm power obligations                                       -
      Non-firm power transactions                                 14
  Total change in kwh sales                                       (1)

  Other                                                           (1)

Operating revenues - June 30, 1995.                           $1 369

Gas Operating Revenues

Gas operating revenues declined $114 million (22.9%) for the twelve months ended June 30, 1995, when compared to the same period last year. This decrease was primarily the result of decreases in sales volumes and fuel adjustment clauses reflecting a decline in the average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs decreased $10 million (3.0%) for the twelve months ended as compared to last year.

An analysis of these fuel costs is shown below:

                                                          Twelve Months
                                                          Ended June 30
                                                          (in millions)

Fuel expense -  June 30, 1994                                  $343
Increase (Decrease) due to change in:
  Price of fuel                                                  (8)
  kwh generation                                                 (2)

Fuel expense - June 30, 1995                                   $333

Gas Purchased

Gas purchased for the twelve months ended June 30, 1995, decreased $101 million (34.4%) when compared to the same period last year. This decrease was attributable to a 16.6% decline in volumes purchased and a 21.3% lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power for the twelve months ended June 30, 1995, increased $13 million (73.8%) over the comparable period of 1994. This primarily reflects increased third party power sales to other utilities.

Other Operation

Other operation expenses increased $56 million (20%) for the twelve months ended June 30, 1995, as compared to the same period last year due to several factors. The primary factor contributing to this increase was charges of approximately $52 million for merger-related costs and other expenditures which cannot be recovered from customers under the merger savings sharing mechanisms authorized by regulators.

Maintenance

The decrease in maintenance expense of $11 million (10%) for the twelve months ended June 30, 1995, as compared to the same period last year, was primarily due to improved scheduling of routine maintenance on generating units. Also contributing to the decrease was lower maintenance costs on gas and electric distribution facilities.

Depreciation

Depreciation expense increased $3 million (1.7%) for the twelve months ended June 30, 1995, as compared to the same period last year. This increase primarily reflects additions to gas utility plant in service.

Amortization of Phase-In Deferrals

Amortization of phase-in deferrals, which began in May of 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated by the May 1992 Order.

Phase-in Deferred Depreciation

Phase-in deferred depreciation resulted from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. The change of $5 million for phase-in deferred depreciation for the twelve months ended June 30, 1995, versus the same period of 1994, reflects discontinuance of the deferral of depreciation when the final increase of the three-year rate phase-in plan became effective in May 1994.

State, Local and Other Taxes

State, local and other taxes increased $9 million (4.9%) for the twelve months ended June 30, 1995, over the comparable period of 1994, primarily due to increased property taxes resulting from higher property tax rates.
Other Income And Expenses - Net

Phase-in Deferred Return

Phase-in deferred return decreased $18 million (69.0%) for the twelve months ended June 30, 1995, from the comparable period of 1994, as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

Write-off of a Portion of Zimmer

In November 1993, CG&E wrote off Zimmer costs disallowed from rates in the May 1992 Order.

Interest

Interest charges decreased $11 million (7.3%) for the twelve months ended June 30, 1995, from the same period of 1994. The decrease was due to a reduction in interest on long-term debt resulting from the refinancing of $215 and $305 million principal amount of long-term debt, during 1995 and 1994, respectively.

Preferred Dividend Requirement

The decrease of CG&E`s preferred dividend requirement of $3 million (11.5%) for the twelve months ended June 30, 1995, from the same period of 1994 was attributable to the early redemption on April 1, 1994 of 400,000 shares of $100 par value cumulative preferred stock (9.28% Series).

                                           PSI ENERGY, INC.
                                      CONSOLIDATED BALANCE SHEETS

ASSETS

                                                           June 30       December 31
                                                             1995            1994
                                                         (unaudited)
                                                             (dollars in thousands)
Electric Utility Plant - original cost
  In service                                              $3 862 703      $3 789 785
  Accumulated depreciation                                 1 597 502       1 550 297
                                                           2 265 201       2 239 488

  Construction work in progress                              167 587         163 761
      Total electric utility plant                         2 432 788       2 403 249

Current Assets
  Cash and temporary cash investments                          5 106           6 341
  Restricted deposits                                          4 546          11 190
  Accounts receivable less accumulated provision
    of $957,000 at June 30, 1995 and $440,000 at
    December 31, 1995 for doubtful accounts                   48 112          36 061
  Materials, supplies, and fuel - at average cost
    Fuel                                                     119 808         113 861
    Other materials and supplies                              30 195          29 363
  Prepayments and other                                        4 543           4 758
                                                             212 310         201 574

Other Assets
  Regulatory assets
    Post-in-service carrying costs and deferred
      depreciation                                            36 334          30 142
    Deferred demand-side management costs                    100 522          94 125
    Amounts due from customers - income taxes                 26 935          27 134
    Deferred merger costs                                     37 630          37 645
    Unamortized costs of reacquiring debt                     35 737          36 998
    Other                                                     31 772          30 030
  Other                                                       84 452          84 027
                                                             353 382         340 101

                                                          $2 998 480      $2 944 924

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                         PSI ENERGY, INC.


CAPITALIZATION AND LIABILITIES

                                                                   June 30          December 31
                                                                     1995               1994
                                                                 (unaudited)
                                                                      (dollars in thousands)
Common Stock Equity
  Common stock - without par value; $.01 stated value;
    authorized shares - 60,000,000; outstanding shares -
    53,913,701 at June 30, 1995 and December 31, 1994            $      539         $      539
  Paid-in capital                                                   389 316            389 309
  Accumulated earnings subsequent to November 30, 1986,
    quasi-reorganization                                            549 202            493 103
         Total common stock equity                                  939 057            882 951

Cumulative Preferred Stock
  Not subject to mandatory redemption                               187 915            187 929

Long-term Debt                                                      877 978            877 512
         Total capitalization                                     2 004 950          1 948 392

Current Liabilities
  Long-term debt due within one year                                 60 400             60 400
  Notes payable                                                     209 500            193 573
  Accounts payable                                                  106 800            142 775
  Refund due to customers                                            15 796             15 482
  Litigation settlement                                              80 000             80 000
  Accrued taxes                                                      27 876             30 784
  Accrued interest                                                   26 012             25 685
  Other                                                               3 085              3 202
                                                                    529 469            551 901

Other Liabilities
  Deferred income taxes                                             332 962            324 738
  Unamortized investment tax credits                                 58 364             60 461
  Accrued pension and other postretirement benefit costs             42 806             31 324
  Other                                                              29 929             28 108
                                                                    464 061            444 631

                                                                 $2 998 480         $2 944 924

                                                        PSI ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (unaudited)


                                                  Quarter Ended            Six Months Ended         Twelve Months Ended
                                                     June 30                    June 30                   June 30
                                                1995         1994         1995         1994        1995         1994
                                                                                  (in thousands)
Operating Revenues                                 $289 743     $271 652      $588 791     $560 287   $1 142 016   $1 132 947

Operating Expenses
  Fuel used in electric production                   84 730       88 013       186 566      182 918      391 171      375 955
  Purchased and exchanged power                      17 971       13 566        29 670       28 226       42 844       45 205
  Other operation                                    57 944       54 119       105 759      100 615      218 266      195 666
  Maintenance                                        22 215       22 316        43 004       42 376       94 777       85 418
  Depreciation                                       28 528       33 771        62 447       67 203      132 963      132 807
  Post-in-service deferred operating
    expenses - net                                    ( 887)      (2 342)       (3 714)      (4 622)      (8 380)      (8 754)
  Taxes
    Federal and state income                         16 482       12 347        35 655       32 701       53 320       75 659
    State, local and other                           13 407       12 689        26 699       25 471       47 563       48 576
                                                    240 390      234 479       486 086      474 888      972 524      950 532

Operating Income                                     49 353       37 173       102 705       85 399      169 492      182 415

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                        650          367         1 008        3 439        1 799       10 198
  Post-in-service carrying costs                         13        2 105         2 581        4 306        8 055        8 708
  Income taxes                                          349          136            46          323       (1 589)       2 071
  Other - net                                         ( 384)      (2 748)       (2 296)      (5 515)      (4 674)      (9 269)
                                                        628        ( 140)        1 339        2 553        3 591       11 708

Income Before Interest                               49 981       37 033       104 044       87 952      173 083      194 123

Interest
  Interest on long-term debt                         17 949       17 098        35 899       33 622       71 139       67 996
  Other interest                                      3 896        3 286         7 873        5 382       17 783        7 427
  Allowance for borrowed funds used during
    construction                                     (1 086)      (2 243)       (2 417)      (4 777)      (6 995)      (8 971)
                                                     20 759       18 141        41 355       34 227       81 927       66 452

Net Income                                           29 222       18 892        62 689       53 725       91 156      127 671

Preferred Dividend Requirement                        3 295        3 295         6 590        6 591       13 181       13 999

Net Income on Common Shares                        $ 25 927     $ 15 597      $ 56 099     $ 47 134   $   77 975   $  113 672

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                         PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                             (unaudited)



                                           Common      Paid-in    Accumulated    Total Common
                                            Stock      Capital      Earnings     Stock Equity
                                                       (dollars in thousands)
Quarter Ended June 30, 1995

  Balance April 1, 1995                     $539      $389 309      $523 275       $913 123
  Net income                                                          29 222         29 222
  Dividends on preferred stock                                        (3 295)        (3 295)
  Other                                                      7                            7

  Balance June 30, 1995                     $539      $389 316      $549 202       $939 057

Quarter Ended June 30, 1994

  Balance April 1, 1994                     $539      $229 282      $498 809       $728 630
  Net income                                                          18 892         18 892
  Dividends on preferred stock                                        (3 295)        (3 295)
  Dividends on common stock                                          (16 622)       (16 622)
  Other                                                      5                            5

  Balance June 30, 1994                     $539      $229 287      $497 784       $727 610

Six Months Ended June 30, 1995

  Balance January 1, 1995                   $539      $389 309      $493 103       $882 951
  Net income                                                          62 689         62 689
  Dividends on preferred stock                                        (6 590)        (6 590)
  Other                                                      7                            7

  Balance June 30, 1995                     $539      $389 316      $549 202       $939 057

Six Months Ended June 30, 1994

  Balance January 1, 1994                   $539      $229 288      $483 242       $713 069
  Net income                                                          53 725         53 725
  Dividends on preferred stock                                        (6 591)        (6 591)
  Dividends on common stock                                          (32 592)       (32 592)
  Other                                                     (1)                          (1)

  Balance June 30, 1994                     $539      $229 287      $497 784       $727 610

Twelve Months Ended June 30, 1995

  Balance July 1, 1994                      $539      $229 287      $497 784       $727 610
  Net income                                                          91 156         91 156
  Dividends on preferred stock                                       (13 181)       (13 181)
  Dividends on common stock                                          (26 550)       (26 550)
  Capital contribution from parent company             159 999                      159 999
  Other                                                     30            (7)            23

  Balance June 30, 1995                     $539      $389 316      $549 202       $939 057

Twelve Months Ended June 30, 1994

  Balance July 1, 1993                      $539      $230 936      $448 476       $679 951
  Net income                                                         127 671        127 671
  Dividends on preferred stock                                       (14 081)       (14 081)
  Dividends on common stock                                          (64 358)       (64 358)
  Other                                                 (1 649)           76         (1 573)

  Balance June 30, 1994                     $539      $229 287      $497 784       $727 610

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                                        PSI ENERGY, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (unaudited)

                                                     Quarter Ended           Six Months Ended      Twelve Months Ended
                                                        June 30                   June 30                 June 30
                                                   1995          1994         1995        1994       1995        1994
                                                                               (in thousands)
Operating Activities
  Net income                                     $ 29 222      $ 18 892     $ 62 689   $  53 725  $  91 156   $ 127 671
  Items providing (using) cash currently:
    Depreciation                                   28 528        33 771       62 447      67 203    132 963     132 807
    Deferred income taxes and investment tax
      credits - net                                 1 087        12 760        6 597      20 703     10 021      35 002
    Allowance for equity funds used during
      construction                                   (650)         (367)      (1 008)     (3 439)    (1 799)    (10 198)
    Regulatory assets
      Post-in-service carrying costs and deferred
        operating expenses                           (830)       (4 447)      (6 192)     (8 928)   (16 332)    (17 462)
      Deferred merger costs                        (2 490)       (2 034)      (2 145)     (7 178)   (18 267)    (11 913)
      Other                                           201         5 430          184       4 547          8       1 283
 Changes in current assets and current
      liabilities
        Restricted deposits                          -              (81)          16        (150)    10 190        (345)
        Accounts receivable                       (14 278)       (5 352)     (12 051)    (19 478)        23     (24 202)
        Income tax refunds                           -            5 500         -         25 100      3 800      14 200
        Materials, supplies, and fuel              (4 535)      (32 205)      (6 779)    (55 350)   (18 126)    (35 663)
        Accounts payable                            7 138        11 294      (35 975)    (20 925)   (16 368)     25 879
        Refund due to customers                       195        (9 740)         314     (44 224)   (21 812)   (112 392)
        Advance under accounts receivable
          purchase agreement                         -             -            -        (49 940)      -           -
        Accrued taxes and interest                (13 311)      (10 468)      (2 581)      1 571     (7 080)     31 171
    Other items - net                              15 146         2 616       13 291      (4 824)    13 143      (3 434)
        Net cash provided by (used in)
          operating activities                     45 423        25 569       78 807     (41 587)   161 520     152 404

Financing Activities
  Issuance of preferred stock                        -             -            -           -          -         59 475
  Issuance of long-term debt                         -             -            -         49 068     59 910     212 084
  Funds on deposit from issuance of
    long-term debt                                    899         3 224        6 628      12 401     22 124      34 123
  Retirement of preferred stock                        (7)           (6)          (7)        (10)       (23)    (60 117)
  Redemption of long-term debt                       -             -             (55)       -          (215)   (207 880)
  Change in short-term debt                         1 399        79 744       15 927     166 299    (83 500)    233 199
  Dividends on preferred stock                     (3 295)       (3 295)      (6 590)     (6 591)   (13 181)    (14 081)
  Dividends on common stock                          -          (16 622)        -        (32 592)   (26 550)    (64 358)
  Contribution from parent company                   -             -            -           -       159 999           7
      Net cash provided by (used in)
        financing activities                       (1 004)       63 045       15 903     188 575    118 564     192 452

Investing Activities
  Utility plant additions                         (49 001)      (77 366)     (91 846)   (134 478)  (251 329)   (321 362)
  Allowance for equity funds used
    during construction                               650           367        1 008       3 439      1 799      10 198
  Deferred demand-side management costs            (1 763)       (9 095)      (5 107)    (15 514)   (30 465)    (36 196)
      Net cash provided by (used in)
        investing activities                      (50 114)      (86 094)     (95 945)   (146 553)  (279 995)   (347 360)

Net increase (decrease) in cash and
  temporary cash investments                       (5 695)        2 520       (1 235)        435         89      (2 504)
Cash and temporary cash investments at
  beginning of period                              10 801         2 497        6 341       4 582      5 017       7 521
Cash and temporary cash investments at
  end of period                                  $  5 106      $  5 017     $  5 106   $   5 017  $   5 106   $   5 017

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995

Kwh Sales

Kwh sales for the quarter ended June 30, 1995, decreased 2.5% when compared to the same period last year. This decrease primarily reflects a decline in short-term sales to other utilities. In addition, milder weather in the period led to a decrease in domestic and commercial sales. These decreases were partially offset by increased industrial sales which reflected growth in the primary metals sector.

Operating Revenues

Total operating revenues increased $18 million (6.7%) in the second quarter of 1995 as compared to the same period last year. This increase primarily reflects the 4.3% retail rate increase approved in the February 1995 Order and a 1.9% rate increase for carrying costs on CWIP property which was approved by the IURC on March 9, 1995. In addition, the operation of fuel clause adjustment factors reflecting a higher average cost of kwh generated during the period led to an increase in operating revenues. These increases were partially offset by the decreased kwh sales previously discussed.

An analysis of operating revenues is shown below:

                                                              Quarter
                                                           Ended June 30
                                                           (in millions)

Operating revenues - June 30, 1994                              $272
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                        21
    Sales for resale
      Firm power obligations                                      (1)
      Non-firm power transactions                                  1
  Total change in price per kwh                                   21

  Kwh sales
    Retail                                                         2
    Sales for resale
      Firm power obligations                                      (1)
      Non-firm power transactions                                 (4)
  Total change in kwh sales                                       (3)

Operating revenues - June 30, 1995                              $290

Operating Expenses

Fuel Used in Electric Production

Fuel costs, PSI`s largest operating expense, decreased $3 million (3.7%) for the quarter as compared to the same period last year.

An analysis of fuel costs is shown below:

                                                              Quarter
                                                           Ended June 30
                                                           (in millions)


Fuel expense - June 30, 1994                                     $88
Increase (Decrease) due to change in:
  Price of fuel                                                    3
  Kwh generation                                                  (6)

Fuel expense - June 30, 1995                                     $85

Purchased and Exchanged Power

For the quarter ended June 30, 1995, purchased and exchanged power increased $4 million (32.5%) as compared to the same period last year, reflecting increased purchases of power to meet PSI`s own load. This increase was partially offset by a decline in third party short-term power sales to other utilities.

Other Operation

Other operation expenses for the quarter ended June 30, 1995, increased $4 million (7.1%) as compared to the same period last year. This increase was primarily due to the inclusion of postretirement benefits in rates on a accrual basis, an increase in the level of ongoing DSM expenses, and the amortization of deferred DSM costs, all of which were authorized in the February 1995 Order. Partially offsetting the increase was the May 1994 write-off of previously deferred litigation expenses.

Depreciation

Depreciation expense decreased $5 million (15.5%) for the quarter ended June 30, 1995, as compared to the same period last year. This decrease primarily reflects the adoption of lower depreciation rates effective in March 1995 pursuant to the February 1995 Order. The decrease was partially offset by additions to utility plant in service.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995

Kwh Sales

For the six months ended June 30, 1995, kwh sales decreased 5.1% when compared to the same period last year. The decrease primarily reflects a decline in short-term sales to other utilities. In addition, milder weather in the period led to a decrease in domestic and commercial sales. Increased industrial sales reflecting growth in the primary metals sector partially offset the decrease.

Operating Revenues

Total operating revenues increased $29 million (5.1%) for the six months ended June 30, 1995, when compared to the same period last year. This increase primarily reflects the 4.3% retail rate increase and 1.9% rate increase for carrying costs on CWIP property as previously discussed. In addition, changes in fuel clause adjustment factors reflecting increases in the average cost of kwh generated led to an increase in operating revenues during the period. These increases were partially offset by the decrease in kwh sales.

An analysis of operating revenues is shown below:

                                                             Six Months
                                                            Ended June 30
                                                            (in millions)

Operating revenues - June 30, 1994                               $ 560
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          38
    Sales for resale
      Non-firm power transactions                                    5
  Total change in price per kwh                                     43

  Kwh sales
    Retail                                                           2
    Sales for resale
      Firm power obligations                                        (5)
      Non-firm power transactions                                  (13)
  Total change in kwh sales                                        (16)

  Other                                                              2

Operating revenues - June 30, 1995                               $ 589

Operating Expenses

Fuel Used in Electric Production

Fuel costs for the six months ended June 30, 1995, increased $4 million (2.0%) when compared to the same period last year.

An analysis of fuel costs is shown below:

                                                            Six Months
                                                           Ended June 30
                                                           (in millions)


Fuel expense - June 30, 1994                                    $183
Increase (Decrease) due to change in:
  Price of fuel                                                   13
  Kwh generation                                                  (9)

Fuel expense - June 30, 1995                                    $187

Other Operation

Other operation expenses increased $5 million (5.1%) for the six months ended June 30, 1995, as compared to the same period last year. This increase was primarily the result of the inclusion of postretirement benefits in rates on an accrual basis, an increase in the level of ongoing DSM expenses, and the amortization of deferred DSM costs, all of which were authorized in the February 1995 Order. Partially offsetting the increase was the May 1994 write-off of previously deferred litigation expenses. Depreciation

Depreciation expense for the six months ended June 30, 1995, decreased $5 million (7.1%) when compared to the same period last year. This decrease, which was primarily driven by the adoption of lower depreciation rates effective March 1995 pursuant the February 1995 Order, was partially offset by additions to utility plant in service.

RESULTS OF OPERATIONS FOR TWELVE MONTHS ENDED JUNE 30, 1995

Kwh Sales

Kwh sales for the twelve months ended June 30, 1995, decreased 2.6% when compared to the same period last year. The decrease primarily reflects the milder weather conditions experienced in the period as compared to the same period last year. In addition, short-term sales to other utilities also decreased during the period. These decreases were partially offset by an increase in industrial sales reflecting growth in the primary metals and transportation equipment sectors.

Operating Revenues

Total operating revenues increased $9 million (.8%) for the twelve months ended June 30, 1995, as compared to the same period last year. This increase was driven by the 4.3% retail rate increase and the 1.9% rate increase for carrying costs on CWIP property as previously discussed. In addition, the operation of fuel clause adjustment factors reflecting increases in the average cost of kwh generated led to an increase in operating revenues for the period. These increases were partially offset by lower sales due to the milder weather conditions.

An analysis of operating revenues is shown below:

                                                            Twelve Months
                                                            Ended June 30
                                                            (in millions)

Operating revenues - June 30, 1994                              $1 133
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          26
    Sales for resale
      Firm power obligations                                         1
      Non-firm power transactions                                    2
  Total change in price per kwh                                     29

  Kwh sales
    Retail                                                          (5)
    Sales for resale
      Firm power obligations                                        (9)
      Non-firm power transactions                                   (7)
  Total change in kwh sales                                        (21)

  Other                                                              1

Operating revenues - June 30, 1995                              $1 142

Operating Expenses

Fuel Used in Electric Production

Fuel costs for the twelve months ended June 30, 1995, increased $15 million (4.0%) as compared to the same period last year.

An analysis of fuel costs is shown below:

                                                           Twelve Months
                                                           Ended June 30
                                                           (in millions)


Fuel expense - June 30, 1994                                    $376
Increase (Decrease) due to change in:
  Price of fuel                                                   19
  Kwh generation                                                  (4)

Fuel expense - June 30, 1995                                    $391

Purchased and Exchanged Power

For the twelve months ended June 30, 1995, purchased and exchanged power decreased $2 million (5.2%) when compared to the same period last year. The decrease primarily resulted from a decline in third party short-term power sales to other utilities.

Other Operation

Other operation expenses for the twelve months ended June 30, 1995, increased $23 million (11.6%) as compared to the same period last year. This increase reflects the inclusion of postretirement benefits in rates on an accrual basis, an increase in the level of ongoing DSM expenses, and the amortization of deferred DSM costs, all of which were authorized in the February 1995 Order. In addition, charges for severance benefits to former officers of approximately $10 million were expensed in December 1994.
These increases were partially offset by the May 1994 write-off of previously deferred litigation expenses.

Maintenance

Maintenance expenses for the twelve months ended June 30, 1995, as compared to the same period last year increased $9 million (11.0%). This increase was primarily driven by increased maintenance on a number of generating units.

Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

The equity component of AFUDC decreased $8 million (82.4%) for the twelve month period ended June 30, 1995, as compared to the same period last year. This decrease was due primarily to an increase in borrowings of short-term debt which resulted in a decrease in the equity component of the AFUDC rate. In addition, a scrubber at Gibson was placed in service in September 1994 which resulted in a large decrease in CWIP for the period.

Interest

Other Interest

Other interest increased $10 million over the same period last year. The increase was driven primarily by higher interest rates and an increase in the average short-term debt outstanding.

                           THE UNION LIGHT, HEAT AND POWER COMPANY
                                       BALANCE SHEETS


ASSETS

                                                               June 30            December 31
                                                                 1995                 1994
                                                             (unaudited)
                                                                   (dollars in thousands)
Utility Plant - original cost
  In service
    Electric                                                    $184 035             $179 098
    Gas                                                          137 949              134 103
    Common                                                        19 082               19 122
                                                                 341 066              332 323
  Accumulated depreciation                                       107 847              104 113
                                                                 233 219              228 210

  Construction work in progress                                    7 266                8 638
      Total utility plant                                        240 485              236 848

Current Assets
  Cash and temporary cash investments                              3 248                1 071
  Accounts receivable less accumulated
    provision of $863,000 at June 30, 1995,
    and $457,000 at December 31, 1995,
    for doubtful accounts                                         25 801               33 892
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                                     4 268                6 216
    Other materials and supplies                                   1 270                1 406
  Property taxes applicable to subsequent year                     2 258                2 200
  Prepayments and other                                              520                  593
                                                                  37 365               45 378

Other Assets
  Regulatory assets
    Deferred merger costs                                          1 785                1 785
    Unamortized costs of reacquiring debt                            971                 -
    Other                                                          2 633                2 718
  Other                                                              542                  399
                                                                   5 931                4 902

                                                                $283 781             $287 128

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                          THE UNION LIGHT, HEAT AND POWER COMPANY


CAPITALIZATION AND LIABILITIES

                                                                 June 30            December 31
                                                                   1995                 1994
                                                               (unaudited)

Common Stock Equity
  Common stock - $15.00 par value; authorized
    shares - 1,000,000; outstanding shares - 585,333
    at June 30, 1995 and December 31, 1994                      $  8 780             $  8 780
  Paid-in capital                                                 18 839               18 839
  Retained earnings                                               80 002               74 203
      Total common stock equity                                  107 621              101 822

Long-term Debt                                                    74 438               89 238
      Total capitalization                                       182 059              191 060

Current Liabilities
  Notes payable                                                   13 500               14 500
  Accounts payable                                                22 895               21 655
  Accrued taxes                                                    5 126                2 876
  Accrued interest                                                 2 032                2 123
  Other                                                            4 605                4 123
                                                                  48 158               45 277

Other Liabilities
  Deferred income taxes                                           22 120               23 226
  Unamortized investment tax credits                               5 222                5 364
  Accrued pension and other postretirement benefit costs          11 399               10 356
  Income taxes refundable through rates                            5 188                4 282
  Other                                                            9 635                7 563
                                                                  53 564               50 791

                                                                $283 781             $287 128

<CAPTION
                                                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                                              STATEMENTS OF INCOME
                                                                  (unaudited)


                                              Quarter Ended              Six Months Ended            Twelve Months Ended
                                                 June 30                      June 30                      June 30
                                           1995           1994         1995           1994           1995          1994
                                                                          (in thousands)
Operating Revenues
  Electric                               $ 47 823       $43 736      $ 87 382       $ 88 926       $176 020      $181 006
  Gas                                       9 372         9 587        39 875         46 387         65 459        78 964
                                           57 195        53 323       127 257        135 313        241 479       259 970

Operating Expenses
  Electricity purchased from parent
    company for resale                     36 936        32 552        66 975         68 107        133 755       138 310
  Gas purchased                             4 156         4 800        21 716         27 209         35 015        45 007
  Other operation                           7 258         7 721        15 053         15 341         32 001        31 349
  Maintenance                                 984         1 489         2 137          2 742          4 868         6 268
  Depreciation                              2 871         2 633         5 646          5 249         11 041        10 592
  Taxes
    Federal and state income                  873           446         3 961          4 227          5 076         6 381
    State, local and other                    971           990         1 979          2 015          3 966         3 712
                                           54 049        50 631       117 467        124 890        225 722       241 619

Operating Income                            3 146         2 692         9 790         10 423         15 757        18 351

Other Income And Expenses - Net
  Allowance for equity funds used
    during construction                        67            13            56             11            123            32
  Income taxes                                (34)           14           (38)            44            (26)           79
  Other - net                                  71           (34)           67            335            (32)           49
                                              104            (7)           85            390             65           160

Income Before Interest                      3 250         2 685         9 875         10 813         15 822        18 511

Interest
  Interest on long-term debt                1 914         2 039         3 953          4 082          8 032         8 159
  Other interest                               54            64           219            217            397           487
  Allowance for borrowed funds used
    during construction                       (31)          (45)          (96)           (75)          (204)         (143)
                                            1 937         2 058         4 076          4 224          8 225         8 503

Net Income                               $  1 313       $   627      $  5 799       $  6 589       $  7 597      $ 10 008

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                            THE UNION LIGHT, HEAT AND POWER COMPANY
                             STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                              (unaudited)



                                           Common      Paid-in      Retained     Total Common
                                            Stock      Capital      Earnings     Stock Equity
                                                          (in thousands)
Quarter Ended June 30, 1995

  Balance April 1, 1995                    $8 780       $18 839      $78 689       $106 308
  Net income                                                           1 313          1 313

  Balance June 30, 1995                    $8 780       $18 839      $80 002       $107 621

Quarter Ended June 30, 1994

  Balance April 1, 1994                    $8 780       $18 839      $75 289       $102 908
  Net income                                                             627            627

  Balance June 30, 1994                    $8 780       $18 839      $75 916       $103 535

Six Months Ended June 30, 1995

  Balance January 1, 1995                  $8 780       $18 839      $74 203       $101 822
  Net income                                                           5 799          5 799

  Balance June 30, 1995                    $8 780       $18 839      $80 002       $107 621

Six Months Ended June 30, 1994

  Balance January 1, 1994                  $8 780       $18 839      $69 327       $ 96 946
  Net income                                                           6 589          6 589

  Balance June 30, 1994                    $8 780       $18 839      $75 916       $103 535

Twelve Months Ended June 30, 1995

  Balance July 1, 1994                     $8 780       $18 839      $75 916       $103 535
  Net income                                                           7 597          7 597
  Dividends on common stock                                           (3 511)        (3 511)

  Balance June 30, 1995                    $8 780       $18 839      $80 002       $107 621

Twelve Months Ended June 30, 1994

  Balance July 1, 1993                     $8 780       $18 839      $68 835       $ 96 454
  Net income                                                          10 008         10 008
  Dividends on common stock                                           (2 927)        (2 927)

  Balance June 30, 1994                    $8 780       $18 839      $75 916       $103 535

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                                                 THE UNION LIGHT, HEAT AND POWER COMPANY
                                                         STATEMENTS OF CASH FLOWS
                                                                (unaudited)

                                                         Quarter Ended          Six Months Ended         Twelve Months Ended
                                                            June 30                  June 30                  June 30
                                                       1995         1994        1995         1994        1995         1994
                                                                                  (in thousands)
Operating Activities
  Net income                                         $  1 313     $    627    $  5 799     $  6 589    $  7 597     $ 10 008
  Items providing (using) cash currently:
    Depreciation                                        2 871        2 633       5 646        5 249      11 041       10 592
    Deferred income taxes and investment tax
      credits - net                                       506        1 111        (342)         210       1 490        1 168
    Allowance for equity funds used during
      construction                                        (67)         (13)        (56)         (11)       (123)         (32)
    Regulatory assets
      Deferred merger costs                              -            -           -            -         (1 785)        -
      Other                                                43           43          85           85         170          201
  Changes in current assets and current
    liabilities
      Accounts receivable                               2 996        9 983       8 091        8 385       8 507       (1 778)
      Materials, supplies, and fuel                    (1 391)      (2 220)      2 084        2 410         717          476
      Accounts payable                                  5 248          539       1 240       (3 922)      2 785        2 132
      Accrued taxes and interest                       (1 634)      (1 453)      2 159        3 604       1 862         (178)
  Other items - net                                      (409)         (54)      3 973        3 588       3 165        5 506
      Net cash provided by (used in)
        operating activities                            9 476       11 196      28 679       26 187      35 426       28 095

Financing Activities
  Redemption of long-term debt                        (15 734)        -        (15 734)        -        (15 734)      (6 500)
  Change in short-term debt                            12 500       (8 000)     (1 000)     (19 500)      8 000        2 000
  Dividends on common stock                              -            -           -            -         (3 511)      (2 927)
      Net cash provided by (used in)
        financing activities                           (3 234)      (8 000)    (16 734)     (19 500)    (11 245)      (7 427)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)         (4 535)      (4 458)     (9 768)      (8 494)    (21 603)     (21 716)
      Net cash provided by (used in)
        investing activities                           (4 535)      (4 458)     (9 768)      (8 494)    (21 603)     (21 716)

Net increase (decrease) in cash and
  temporary cash investments                            1 707       (1 262)      2 177       (1 807)      2 578       (1 048)
Cash and temporary cash investments at
  beginning of period                                   1 541        1 932       1 071        2 477         670        1 718
Cash and temporary cash investments at
  end of period                                      $  3 248     $    670    $  3 248     $    670    $  3 248     $    670

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995

Kwh Sales

Kwh sales increased for the quarter ended June 30, 1995, as a result of increased sales to commercial and industrial customers. The increase in commercial sales partly resulted from an increase in the average number of customers. The increased industrial sales reflect growth in the primary metals and paper and allied products sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the second quarter of 1995 increased 9.3% as compared to the second quarter of 1994, reflecting higher sales to domestic customers attributable to an increase in the average number of customers. In addition, the continuing trend of industrial customers electing to purchase directly from suppliers created an increase in demand for transportation services. The increased transportation volumes were primarily due to growth in the primary metals, paper and allied products, and food products sectors.

Revenues

Electric Operating Revenues

Electric operating revenues increased $4.1 million (9.3%) for the quarter ended June 30, 1995, over the comparable period of 1994. This increase primarily reflects the previously discussed increases in kwh sales.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, ULH&P`s largest operating expense, increased $4.4 million (13.5%) for the quarter as compared to the same period last year.

An analysis of these costs is shown below:

                                                               Quarter
                                                            Ended June 30
                                                           (in thousands)

Electricity purchased expense -  June 30, 1994                 $32 552
Increase (Decrease) due to change in:
  Price of electricity                                          (2 944)
  Kwh purchased                                                  7 328

Electricity purchased expense - June 30, 1995                  $36 936

Gas Purchased

Gas purchased for the quarter decreased $.6 million (13.4%) when compared to the same period last year. This decrease was attributable to a 16.1% decline in the average cost per Mcf purchased which was partially offset by an increase of 3.2% in volumes purchased.

Other Operation

Other operation expense decreased $.5 million (6.0%) for the quarter ended June 30, 1995, as compared to the same period last year due to several factors, including reductions in administrative and general expenses and decreased gas and electric distribution expenses.

Maintenance

The decrease in maintenance expense of $.5 million (33.9%) for the second quarter of 1995 as compared to the same period last year was primarily due to lower maintenance costs on gas and electric distribution facilities.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995

Kwh Sales

Kwh sales for the six months ended June 30, 1995, increased 1.5% over the same period of 1994, primarily as a result of increased commercial and industrial sales volumes. A decline in domestic sales volumes due to milder weather partially offset the increase. The higher commercial sales resulted from an increase in the average number of customers. The increased industrial sales reflect continued growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the six months ended June 30, 1995, decreased 2.6% as compared to the same period of 1994, as a result of decreased sales volumes to domestic, commercial and industrial customers. Milder weather contributed to the decrease in domestic and commercial sales.
A decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services provided by ULH&P. The significant increase in transportation volumes more than offset the decline in industrial sales, and was primarily attributable to growth in the paper and allied products and primary metals sectors.

Revenues

Electric Operating Revenues

Electric operating revenues decreased $1.5 million (1.7%) for the six months ended June 30, 1995, over the comparable period of 1994. This decrease was due to the operation of fuel adjustment clauses reflecting a lower average cost of electricity purchased.

Gas Operating Revenues

Gas operating revenues declined $6.5 million (14.0%) in the first six months of 1995 when compared to the same period last year. This decrease was the result of the previously discussed decline in total volumes sold and the operation of fuel adjustment clauses reflecting a decline in the average cost of gas purchased. An increase in the relative volume of gas transported to gas sold, also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, ULH&P`s largest expense, decreased $1.1 million (1.7%) for the first six months of 1995 as compared to last year.

An analysis of these costs is shown below:

                                                             Six Months
                                                            Ended June 30
                                                           (in thousands)

Electricity purchased expense -  June 30, 1994                 $68 107
Increase (Decrease) due to change in:
  Price of electricity                                          (5 561)
  Kwh purchased                                                  4 429

Electricity purchased expense - June 30, 1995                  $66 975

Gas Purchased

Gas purchased expense for the first six months decreased $5.5 million (20.2%) when compared to the same period last year. The decrease was attributable to a 7.9% decline in volumes purchased and a 13.3% decrease in the average cost per Mcf of gas purchased.

Maintenance

The decrease in maintenance expense of $.6 million (22.1%) for the six months ended June 30, 1995, as compared the same period last year was due primarily to lower maintenance costs on gas and electric distribution facilities.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1995

Kwh Sales

Kwh sales for the twelve months ended June 30, 1995, remained relatively constant when compared to the same period of 1994, increasing only .9%. A decline in domestic sales volumes due to milder weather was offset by increases in commercial and industrial sales. The higher commercial sales resulted from an increase in the average number of customers. The increased industrial sales reflect growth in the primary metals and paper and allied products sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended June 30, 1995, decreased 6.8% when compared to the same period of 1994, as a result of lower domestic, commercial, and industrial sales. Milder weather contributed to the decrease in domestic and commercial sales, while industrial sales decreased as customers elected to purchase directly from suppliers, creating additional demand for transportation services provided by ULH&P. The increase in transportation volumes more than offset the lower industrial sales, and was primarily attributable to growth in the primary metals, paper and allied products, and food products sectors.

Revenues

Electric Operating Revenues

Electric operating revenues decreased $5.0 million (2.8%) for the twelve months ended June 30, 1995, over the comparable period of 1994. This decrease was attributable to the operation of adjustment clauses reflecting a decline in the average cost of electricity purchased.

Gas Operating Revenues

Gas operating revenues declined $13.5 million (17.1%) for the twelve months ended June 30, 1995, when compared to the same period last year. This decrease was the result of the aforementioned decline in volumes sold and transported and the operation of fuel adjustment clauses reflecting a lower average cost of gas purchased. An increase in the relative volume of gas transported to gas sold, also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, ULH&P`s largest expense, decreased $4.6 million (3.3%) for the twelve months ended June 30, 1995, as compared to last year.

An analysis of these costs is shown below:

                                                           Twelve Months
                                                           Ended June 30
                                                          (in thousands)

Electricity purchased expense -  June 30, 1994               $138,310
Increase (Decrease) due to change in:
  Price of electricity                                         (9,333)
  Kwh purchased                                                 4,778

Electricity purchased expense - June 30, 1995                $133,755

Gas Purchased

Gas purchased expense for the twelve months ended June 30, 1995, decreased $10.0 million (22.2%) when compared to the same period last year. This decrease was attributable to an 11.3% decline in volumes purchased and a 12.3% decrease in the average cost per Mcf of gas purchased.

Other Operation

Other operation expenses increased $.6 million (2.1%) for the twelve months ended June 30, 1995, as compared to the same period last year, primarily due to recognition of nonrecurring charges for merger-related costs and other costs ULH&P does not expect to recover from customers, and increased electric and gas distribution expenses.

Maintenance

The decrease in maintenance expense of $1.4 million (22.3%) for the twelve months ended June 30, 1995, as compared the same period last year was due primarily to lower maintenance costs on gas and electric distribution facilities.

NOTES TO FINANCIAL STATEMENTS

Cinergy, CG&E, PSI, and ULH&P

1. These Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of these companies for a fair presentation of the interim results. These statements should be read in conjunction with the financial statements and the notes thereto included in each registrant`s Annual Report on Form 10-K for the year ended December 31, 1994. Certain amounts in the 1994 Financial Statements have been reclassified to conform to the 1995 presentation.

Cinergy and PSI

2. As discussed in Cinergy`s and PSI`s 1994 Forms 10-K, in July 1994, PSI filed a petition with the IURC for a retail rate increase. On May 15, 1995, PSI filed testimony with the IURC supporting a 12.8% ($127.9 million) rate increase request. Major components of the increase include, among other things, the costs of the Clean Coal Project and a scrubber at Gibson. An order is anticipated in the second quarter of 1996. PSI cannot predict what action the IURC may take with respect to this proposed rate increase.

Cinergy and CG&E

3. On July 17, 1995, CG&E filed a request with the PUCO to begin settlement discussions on a gas rate increase with intervenors who have participated in previous rate applications and represent the various classes of gas customers served by CG&E. The proposed increase, estimated to be $25 million, is expected to increase annual revenues approximately 7%. The proposed increase, to be effective in late 1996, is requested, in part, to recover capital investment made since the last gas rate increase in 1993. Also, the request includes a proposal to initiate a pilot program that would allow residential customers to choose their gas supplier and have CG&E transport the gas for them. A full rate application is expected to be filed with the PUCO on December 1, 1995. CG&E cannot predict the outcome of these settlement discussions nor what actions the PUCO may take with respect to the proposed rate increase.

Cinergy, CG&E, PSI, and ULH&P

4. In March 1995, the FASB issued SFAS 121 which will be effective for Cinergy in January 1996. The new accounting standard requires impairment losses on long-lived assets be recognized when an asset`s book value exceeds its expected future cash flows. Based on the regulatory environment in which Cinergy currently operates, SFAS 121 is not expected to have an adverse impact on financial condition or results of operations upon adoption. However, this conclusion may change in the future as deregulation, competitive factors, and potential restructuring influence the electric utility industry.

Cinergy and CG&E

5. All outstanding shares of CG&E`s Cumulative Preferred Stock, 7.44% Series and 9.15% Series, totaling $90 million, were redeemed at a per share price of $101 and $106.10, respectively, on July 1, 1995.

Cinergy and CG&E

6. (a) As previously discussed in CG&E`s 1994 Form 10-K, CG&E redeemed $59 million principal amount of its 9.70% first mortgage bonds (due June 15, 2019) on April 30, 1995, and $55 million principal amount of its 10 1/8% first mortgage bonds (due May 1, 2020) on May 1, 1995. Additionally, $41 million principal amount of the 9.70% first mortgage bonds and $45 million principal amount of the 10 1/8% first mortgage bonds were retired on March 31, 1995.

Cinergy, CG&E, and ULH&P

    (b) ULH&P redeemed $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the Maintenance and Replacement Fund, and the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

On September 1, 1995, ULH&P will redeem all of its 9.70% Series first mortgage bonds due 2019 at a redemption price of 106.51%.

Cinergy and CG&E

7. (a) CG&E received authority from the SEC in May 1995, for a shelf registration statement which permits CG&E to sell up to $500 million of unsecured debt securities. The PUCO has authorized CG&E, through March 31, 1996, to issue $500 million of first mortgage bonds, secured medium-term notes, unsecured debt, or any combination thereof. CG&E issued $150 million of 6.90% debentures due June 1, 2025 on June 14, 1995. Additionally, on July 6, 1995, CG&E issued $100 million in junior subordinated deferrable interest debentures, due June 30, 2025, which carry an interest rate of 8.28%. CG&E also has PUCO authority through July 19, 1996, to borrow from the Ohio Air Quality Development Authority up to $84 million from the issuance of pollution control revenue refunding bonds.

Cinergy, CG&E, and ULH&P

  (b) The SEC authorized ULH&P`s shelf registration statement, permitting it to sell up to $55 million of unsecured debt securities. The KPSC authorized ULH&P to issue up to $55 million of first mortgage bonds, unsecured debt, or a combination of both through March 31, 1997. ULH&P issued $15 million of 7.65% debentures, due July 15, 2025 on July 25, 1995.

Cinergy, CG&E, PSI, and ULH&P

8. The operating subsidiary companies of Cinergy have the following short-term debt authorizations and lines of credits:

                                                 Committed           Unused
                              Authorized           Lines              Lines

      Cinergy & Subsidiaries    $783                $343              $186
      CG&E & Subsidiaries        435                 112                98
      PSI                        338                 230                86
      ULH&P                       35                  30                17

Additionally, Cinergy has a $100 million credit facility, which expires September 27, 1997, of which $79 million remained unused at June 30, 1995.

Cinergy and PSI

9. (a) Coal tar residues and other substances associated with MGP sites have been found at former MGP sites in Indiana, including, but not limited to, several sites previously owned by PSI. PSI has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now IGC). IGC has informed PSI of the basis for its position that PSI, as a PRP under the CERCLA, should contribute to IGC`s response costs related to investigating and remediating contamination at MGP sites which PSI sold to IGC.

In February 1995, PSI received notification from NIPSCO alleging PSI is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both PSI and NIPSCO (or their predecessors). The notification included seven sites, five of which PSI acquired from NIPSCO and subsequently sold to IGC.

PSI has placed its insurance carriers on notice of IGC`s and NIPSCO`s claims.

On May 3, 1995, the IURC denied IGC`s request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from PSI. IGC has announced it will appeal this decision, which IGC contends is contrary to decisions made by other state utility commissions with respect to this issue. In light of this decision, PSI is evaluating its options with respect to rate recovery of any MGP site-related costs it may incur.

At this time, PSI is unable to predict the nature, extent, and costs of, or PSI`s responsibility for, any future environmental investigations and remediations which may be required at MGP sites owned or previously owned by PSI; however, any costs that ultimately are incurred may be material.

Cinergy and CG&E

    (b) Lawrenceburg also has an MGP site which is under investigation to determine a remediation strategy. Lawrenceburg had applied to have the site included in the IDEM`s voluntary cleanup program. On May 22, 1995, Lawrenceburg and the IDEM reached an agreement to include the Lawrenceburg MGP site in such voluntary cleanup program. A proposed remediation plan will be submitted in the near future.

Cinergy and CG&E

10. On August 9, 1995, CG&E filed a Declaration on Form U-1 with the SEC under the PUHCA seeking authorization to solicit proxies from the holders of preferred stock and from Cinergy as the holder of all outstanding shares of common stock for a special meeting of shareholders to be held in the fall of 1995 for the purpose of proposing to amend CG&E`s Articles. The proposed amendment would, if adopted, eliminate a restriction on the amount of unsecured debt that CG&E can issue, or, in the alternative, if such proposal is not adopted, proposing to amend such Articles by suspending, for a ten year period, the restriction on the amount of unsecured debt CG&E can issue. CG&E is also requesting that the SEC authorize such amendment to CG&E`s Articles.

MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Senior Security Ratings

Cinergy, CG&E, PSI, and ULH&P

In July 1995, S&P Ratings Group raised its ratings of Cinergy`s operating units` senior secured debt to A- from BBB+, removing the companies from the financial agency`s credit watch. The companies had been on watch since October 31, 1994. S&P also raised the ratings of the senior unsecured debt and preferred stock from BBB to BBB+. The ratings group indicated these actions are a result of lower combined power production costs, reduced operation and maintenance expenses, and deferral of capital expenditures brought about as a result of the merger.

In addition, in August 1995, DCR raised Cinergy`s operating units` credit ratings. The ratings of CG&E`s first mortgage bonds and collateralized pollution control revenue bonds were raised to A- from BBB+ while the ratings of CG&E`s debentures were raised to BBB+ from BBB. PSI`s first mortgage bonds and medium term notes were upgraded to A- from BBB+. The preferred stock ratings of both companies were reaffirmed at BBB. ULH&P`s first mortgage bonds were assigned a new rating of A-. DCR stated the merger will result in lower new capacity needs and electric production costs and enhanced transmission capabilities.

Regulatory Matters

Cinergy, CG&E, PSI, and ULH&P

PUHCA Reform
On June 20, 1995, after a year-long review of its continuing regulation of public utility holding companies under the PUHCA, the SEC endorsed recommendations for reform of the PUHCA. The recommendations call for repeal and, pending repeal, significant administrative reform of the 60 year old statute. While the report offers three alternative approaches to repeal and legislative reform, the report`s preferred option is repeal coupled with a transition period of one year or longer and a transfer of certain consumer-protection provisions of PUHCA to the FERC. The report further recommends that, pending consideration of legislative options, the SEC take prompt administrative action, by rulemaking and on a case-by-case basis, to modernize and simplify regulation under PUHCA, with particular reference to financing transactions, diversification into nonutility businesses, utility mergers and acquisitions and PUHCA`s `integration` standards. In the latter regard, the report recommends a changed interpretation of PUHCA to permit registered holding companies to own combination electric and gas utility companies provided the affected states agree. Subsequent to the report`s issuance, the SEC adopted rule changes exempting various types of financing transactions by utility and nonutility subsidiaries of registered holding companies. The SEC also proposed a rule that would exempt investments by registered systems in specified `energy-related companies` subject to certain conditions.

Cinergy and PSI

PSI`s July 1994 Retail Rate Petition
As discussed in Cinergy`s and PSI`s 1994 Forms 10-K, in July 1994, PSI filed a petition with the IURC for a retail rate increase. On May 15, 1995, PSI filed testimony with the IURC supporting a 12.8% ($127.9 million) rate increase request. Major components of the increase include, among other things, the costs of the Clean Coal Project and a scrubber at Gibson. An order is anticipated in the second quarter of 1996. Assuming this petition is satisfactorily addressed by the IURC, Cinergy`s objective is to manage costs in order to delay the need for additional rate relief by PSI. PSI cannot predict what action the IURC may take with respect to this proposed rate increase.

Cinergy and CG&E

CG&E Rate Matters
On July 17, 1995, CG&E filed a request with the PUCO to begin settlement discussions on a gas rate increase involving intervenors who have participated in previous rate applications and represent the various classes of gas customers served by CG&E. The proposed increase, estimated to be $25 million, is expected to increase annual revenues approximately 7%. The proposed increase, anticipated to be effective in late 1996, is requested, in part, to recover capital investment made since the last gas rate increase in 1993. Also, the request includes a proposal to initiate a pilot program that would allow residential customers to choose their gas supplier and have CG&E transport the gas for them. A full rate application is expected to be filed with the PUCO on December 1, 1995. CG&E cannot predict the outcome of these settlement discussions nor what actions the PUCO may take with respect to the proposed rate increase.

Cinergy, CG&E, PSI, and ULH&P

MEGA-NOPR
On March 29, 1995, the FERC issued a MEGA-NOPR on Open Access, which is another step in the transition towards potentially full-scale competition in the electric utility industry. The MEGA-NOPR is essentially the electric industry`s equivalent of the FERC`s Order 636 applicable to the natural gas industry. The MEGA-NOPR as proposed would, among other things, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the tariffs for their own bulk power transactions, establish an electronic bulletin board, and establish a contract-based approach to stranded costs.

Cinergy filed comments on June 6, 1995, in response to the FERC`s MEGA-NOPR on Open Access. In the filing, Cinergy reaffirmed support for FERC`s authority to order utilities owning transmission systems to provide open access at rates and terms comparable to their own. On August 7, 1995, Cinergy filed additional comments concerning the transmission pricing aspects of the MEGA-NOPR. A final order could be issued by the end of 1995.

Environmental Issues

Cinergy, CG&E, and PSI

Manufactured Gas Plants
Coal tar residues and other substances associated with MGP sites have been found at former MGP sites in Indiana, including, but not limited to, several sites previously owned by PSI. PSI has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now IGC). IGC has informed PSI of the basis for its position that PSI, as a PRP under the CERCLA, should contribute to IGC`s response costs related to investigating and remediating contamination at MGP sites which PSI sold to IGC.

In February 1995, PSI received notification from NIPSCO alleging PSI is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both PSI and NIPSCO (or their predecessors). The notification included seven sites, five of which PSI acquired from NIPSCO and subsequently sold to IGC.

PSI has placed its insurance carriers on notice of IGC`s and NIPSCO`s claims.

On May 3, 1995, the IURC denied IGC`s request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from PSI. IGC has announced it will appeal this decision, which IGC contends is contrary to decisions made by other state utility commissions with respect to this issue. In light of this decision, PSI is evaluating its options with respect to rate recovery of any MGP site-related costs it may incur.

At this time, PSI is unable to predict the nature, extent, and costs of, or PSI`s responsibility for, any future environmental investigations and remediations which may be required at MGP sites owned or previously owned by PSI; however, any costs that ultimately are incurred may be material.

Lawrenceburg also has an MGP site which is under investigation to determine a remediation strategy. Lawrenceburg had applied to have the site included in the IDEM`s voluntary cleanup program. On May 22, 1995, Lawrenceburg and the IDEM reached an agreement to include the Lawrenceburg MGP site in such voluntary cleanup program. A proposed remediation plan will be submitted in the near future.

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P

New Accounting Standard
In March 1995, the FASB issued SFAS 121 which will be effective for Cinergy in January 1996. The new accounting standard requires impairment losses on long-lived assets be recognized when an asset`s book value exceeds its expected future cash flows. Based on the regulatory environment in which Cinergy currently operates, SFAS 121 is not expected to have an adverse impact on financial condition or results of operations upon adoption. However, this conclusion may change in the future as deregulation, competitive factors, and potential restructuring influence the electric utility industry.

CAPITAL REQUIREMENTS

Cinergy and CG&E

On August 9, 1995, CG&E filed a Declaration on Form U-1 with the SEC under the PUHCA, seeking authorization to solicit proxies form the holders of preferred stock and from Cinergy as the holder of all outstanding shares of common stock for a special meeting of shareholders to be held in the fall of 1995 for the purpose of proposing to amend CG&E`s Articles. The proposed amendment would, if adopted, eliminate a restriction on the amount of unsecured debt that CG&E can issue, or, in the alternative, if such proposal is not adopted, proposing to amend such articles by suspending, for a ten year period, the restriction on the amount of unsecured debt CG&E can issue. CG&E is also requesting that the SEC authorize such amendment to CG&E`s Articles.

Cinergy, CG&E, and ULH&P

During May and July 1995, CG&E and ULH&P, issued $265 million of debt (see
Note 7 of the `Notes to Financial Statements`).

CAPITAL RESOURCES

Cinergy, CG&E, and ULH&P

Long-term Debt
See Note 7 of the `Notes to Financial Statements`.

Cinergy, CG&E, PSI, and ULH&P

Short-term Debt
See Note 8 of the `Notes to Financial Statements`.

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P

Reference is made to `PART I. Financial Information` - `ITEM 1. FINANCIAL STATEMENTS.`

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cinergy and PSI

As discussed in Cinergy and PSI Forms 10-K, PSI has been arbitration for several years with Cyprus Amax regarding various disputes, including disputes related to price, tonnage, and coal quality arising out of a long-term contract for the supply of 3.6 million tons of coal per year from the Wabash Mine to Gibson. On August 9, 1995, PSI and Cyprus Amax executed a Settlement Agreement, which fully resolves all outstanding disputes, and a new coal supply agreement, which replaces the old contract. The new contract requires a reduction in the price effective July 1, 1995, followed by further price reductions through 1999. Beginning in the year 2000, the price will be adjusted each year based upon market conditions. The new contract also extends the term for deliveries from Wabash Mine.

Also, see Notes 2, 3, and 9 of the `Notes to Financial Statements` in `Part I - Financial Information`.

ITEM 2.  CHANGES IN SECURITIES

Cinergy and CG&E

On July 6, 1995, CG&E issued $100 million principal amount of 8.28% Junior Subordinated Deferrable Interest Debentures due June 30, 2025. CG&E has the right, under the applicable indenture, to extend the interest payment period from time to time on the debentures to a period not exceeding 20 consecutive quarters and not extending beyond the maturity date. In the event that this right is exercised, CG&E may not declare or pay dividends on, or purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, or make any guarantee payments with respect to the foregoing. It is believed that the extension of an interest payment period on the debentures is unlikely.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the SEC and are incorporated herein by reference and made a part hereof. Exhibits not so identified are filed herewith.

       Exhibit
     Designation                        Nature of Exhibit

PSI

         3-a Amended Articles of Consolidation of PSI, as amended to April 20, 1995.

ULH&P

         3-b             By-laws of ULH&P as amended, adopted by
                         shareholders June 16, 1995.
Cinergy

         4-a *Original Indenture (Unsecured Debt Securities) between CG&E and The Fifth Third Bank dated as of May 15, 1995. (Exhibit to CG&E Form 8-A dated July 24, 1995, file number 1-1232.)

Cinergy and CG&E

         4-b First Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 1, 1995.

Cinergy

         4-c *Second Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 30, 1995. (Exhibit to CG&E Form 8-A dated July 24, 1995, file number 1-1232.)

Cinergy, CG&E and ULH&P

         4-d Original Indenture (Unsecured Debt Securities) between ULH&P and The Fifth Third Bank dated as of July 1, 1995.

         4-e First Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of July 15, 1995.

Cinergy, CG&E, PSI, and ULH&P

         27              Financial Data Schedules (included in
                         electronic submission only).

Cinergy, CG&E, PSI, and ULH&P

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy, CG&E, PSI, and ULH&P believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy, CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include only normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

                                                  CINERGY CORP.
                                      THE CINCINNATI GAS & ELECTRIC COMPANY
                                                PSI ENERGY, INC.
                                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                                   Registrants




Date:  August 10, 1995                             /S/ J. Wayne Leonard
                                                      J. Wayne Leonard
                                                    Duly Authorized Officer


Date:  August 10, 1995                              /S/ Charles J. Winger
                                                     Charles J. Winger
                                                   Chief Accounting Officer