Form 10-Q
period 1995-09-30
CINERGY CORP
filed 1995-11-13
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

As of October 31, 1995, shares of Common Stock outstanding for each company were as listed:



                           Company                                                 Shares

Cinergy Corp., par value $.01 per share                                         157,209,942
The Cincinnati Gas & Electric Company, par value $8.50 per share                 89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share                 53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share                 585,333
</TABLE


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

  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II.  OTHER INFORMATION

  1    Legal Proceedings
  6    Exhibits and Reports on Form 8-K
       Signatures

                       GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form
10-Q have the meanings set forth below:

    TERM                                   DEFINITION

AEP               American Electric Power Company, Inc., collectively with its utility subsidiaries

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

August 1993       A Public Utilities Commission of Ohio order issued in
  Order             August 1993

Cayuga            Cayuga Generating Station

CERCLA            Comprehensive Environmental Response, Compensation and
                    Liability Act

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy Corp.)

CG&E's 1994       CG&E's 1994 Annual Report on Form 10-K (Commission File
  Form 10-K         Number 1-1232)

Cinergy           Cinergy Corp.

Cinergy's 1994    Cinergy's 1994 Annual Report on Form 10-K, as amended
  Form 10-K         (Commission File Number 1-11377)

Cinergy           Cinergy Investments, Inc. (a subsidiary of Cinergy), the
  Investments       holding company for Cinergy's non-utility businesses

Clean Coal        A joint arrangement by PSI and Destec for a 262-mw clean
  Project           coal power generating facility, which is expected to be
                    placed in service in November 1995, located at Wabash
                    River.

CWIP              Construction work in progress

D&P               Duff & Phelps Credit Rating Co.

Destec            Destec Energy, Inc.

District Court    United States District Court for the Southern District of
                    Indiana, Indianapolis Division

DSM               Demand-side management

February 1995     An Indiana Utility Regulatory Commission order issued in
  Order             February 1995

FERC              Federal Energy Regulatory Commission

Gibson            Gibson Generating Station

IDEM              Indiana Department of Environmental Management

IGC               Indiana Gas Company (formerly Indiana Gas and Water Company,
                    Inc.)

IPALCO            IPALCO Enterprises, Inc.

IURC              Indiana Utility Regulatory Commission

KPSC              Kentucky Public Service Commission

kwh               Kilowatt-hour

Lawrenceburg      Lawrenceburg Gas Company (a wholly-owned subsidiary of CG&E)

May 1992 Order    A Public Utility Commission of Ohio order issued in May
                    1992

Mcf               Thousand cubic feet

Mega-Nopr         This FERC Notice of Proposed Rulemaking on Open Access,
                    issued on March 29, 1995, is another step in the
                    transition towards potentially full-scale competition in
                    the electric utility industry.  Essentially, the proposed
                    rule is the electric industry's equivalent of the FERC's
                    Order 636 which is applicable to the natural gas industry.

Merger Order      The FERC's order approving the merger of CG&E and PSI to
                    form Cinergy.

MGP               From the 1830's to the 1940's, it was common for gas to be produced at Manufactured Gas Plants through a process that involved the heating of coal or oil.  The gas that was
                    released from such a process was then cleaned and stored
                    at the manufacturing plant for future sale or use.

mw                Megawatt

NIPSCO            Northern Indiana Public Service Company

Order 636         Issued in April 1992, this FERC order mandated changes to
                    the way local gas distribution companies purchase gas
                    supplies and contract for transportation and storage
                    services.

Power Inter-      Power International, Inc. (a subsidiary of Cinergy
  national          Investments)

PRP               Potentially Responsible Party

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PSI's 1994        PSI's 1994 Annual Report on Form 10-K (Commission File
  Form 10-K         Number 1-3543)

PUCO              Public Utilities Commission of Ohio

PUHCA             Public Utility Holding Company Act of 1935

Resources         PSI Resources, Inc. (former parent company of PSI)

S&P               Standard & Poor's

scrubber          A chemical plant that removes sulfur dioxide from the gas
                    produced by burning coal

SEC               Securities and Exchange Commission

SFAS 121          Statement of Financial Accounting Standards No. 121,
                    "Accounting for the Impairment of Long-Lived Assets and
                    for Long-Lived Assets to be Disposed Of", issued in March
                    1995 by the Financial Accounting Standards Board, is a new
                    accounting standard requiring impairment losses on long-
                    lived assets be recognized when an asset's book value
                    exceeds its expected future cash flows.

UCC               Indiana Office of the Utility Consumer Counselor

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

ULH&P's Form      ULH&P's 1994 Annual Report on Form 10-K (Commission File
  10-K              Number 2-7793)

Wabash River      Wabash River Generating Station

Woodsdale         Woodsdale Generating Station

Zimmer            William H. Zimmer Generating Station



                                    CINERGY CORP.
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)

ASSETS

                                                  September 30          December 31
                                                      1995                 1994
                                                       (dollars in thousands)

Utility Plant - original cost
  In service
    Electric                                       $8 469 669            $8 292 625
    Gas                                               672 755               645 602
    Common                                            185 886               185 718
                                                    9 328 310             9 123 945
  Accumulated depreciation                          3 317 021             3 163 802
                                                    6 011 289             5 960 143

  Construction work in progress                       213 922               238 750
      Total utility plant                           6 225 211             6 198 893

Current Assets
  Cash and temporary cash investments                  87 443                71 880
  Restricted deposits                                  86 596                11 288
  Accounts receivable less accumulated provision
    of $10,636,000 at September 30, 1995, and
    $9,716,000 at December 31, 1994 for doubtful
    accounts                                          267 475               299 509
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production               133 787               156 028
    Gas stored for current use                         29 484                31 284
    Other materials and supplies                       90 704                92 880
  Property taxes applicable to subsequent year        136 773               112 420
  Prepayments and other                                30 178                36 416
                                                      862 440               811 705

Other Assets
  Regulatory assets
    Post-in-service carrying costs and deferred
      operating expenses                              187 780               185 280
    Phase-in deferred return and depreciation         101 663               100 943
    Deferred demand-side management costs             121 483               104 127
    Amounts due from customers - income taxes         390 602               408 514
    Deferred merger costs                              54 900                49 658
    Unamortized costs of reacquiring debt              73 766                70 424
    Other                                              77 001                86 017
  Other                                               149 085               134 281
                                                    1 156 280             1 139 244

                                                   $8 243 931            $8 149 842

The accompanying notes as they relate to Cinergy are an integral part of these consolidated financial statements.

                                                                 CINERGY CORP.

CAPITALIZATION AND LIABILITIES

                                                 September 30            December 31
                                                     1995                   1994
                                                       (dollars in thousands)

Common Stock Equity
  Common stock - $.01 par value; authorized
    shares - 600,000,000; outstanding shares -
    157,139,786 at September 30, 1995, and
    155,198,038 at December 31, 1994             $    1 572              $    1 552
  Paid-in capital                                 1 585 470               1 535 658
  Retained earnings                                 941 652                 877 061
      Total common stock equity                   2 528 694               2 414 271

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption               227 913                 267 929
  Subject to mandatory redemption                   160 000                 210 000

Long-term Debt                                    2 694 676               2 715 269
      Total capitalization                        5 611 283               5 607 469

Current Liabilities
  Long-term debt due within one year                134 400                  60 400
  Notes payable                                     284 000                 228 900
  Accounts payable                                  173 054                 266 467
  Refund due to customers                            12 878                  15 482
  Litigation settlement                              80 000                  80 000
  Accrued taxes                                     292 677                 258 041
  Accrued interest                                   52 091                  58 504
  Other                                              43 156                  36 610
                                                  1 072 256               1 004 404

Other Liabilities
  Deferred income taxes                           1 085 703               1 071 104
  Unamortized investment tax credits                188 222                 195 878
  Accrued pension and other postretirement
    benefit costs                                   161 675                 133 578
  Other                                             124 792                 137 409
                                                  1 560 392               1 537 969

                                                 $8 243 931              $8 149 842

                                                            CINERGY CORP.
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                            (unaudited)

                                                  Quarter Ended            Nine Months Ended           Twelve Months Ended
                                                   September 30               September 30                 September 30
                                                1995          1994         1995          1994           1995          1994
                                                                 (in thousands, except per share amounts)

Operating Revenues
  Electric                                    $734 042      $651 354    $1 979 685     $1 874 040    $2 561 182    $2 470 522
  Gas                                           33 591        40 481       265 777        331 197       376 978       495 690
                                               767 633       691 835     2 245 462      2 205 237     2 938 160     2 966 212

Operating Expenses
  Fuel used in electric production             190 445       195 287       545 548        539 634       718 907       712 612
  Gas purchased                                 13 155        16 013       130 235        189 059       189 469       288 279
  Purchased and exchanged power                 15 685         7 494        32 992         42 728        39 346        53 809
  Other operation                              134 517       136 489       381 221        379 839       565 032       507 831
  Maintenance                                   39 851        48 684       127 834        143 862       184 931       195 405
  Depreciation                                  68 680        73 419       210 351        218 442       286 304       289 880
  Amortization of phase-in deferrals             3 409          -            5 682           -            5 682          -
  Post-in-service deferred operating
    expenses - net                                 (71)       (1 661)       (2 140)        (4 638)       (3 500)       (6 009)
  Phase-in deferred depreciation                  -             -             -            (2 161)         -           (3 770)
  Income taxes                                  69 574        38 318       172 415        134 389       190 207       177 986
  Taxes other than income taxes                 64 449        60 033       192 354        184 773       251 632       242 069
                                               599 694       574 076     1 796 492      1 825 927     2 428 010     2 458 092

Operating Income                               167 939       117 759       448 970        379 310       510 150       508 120

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                (1 159)        2 443           726          6 774           153        12 156
  Post-in-service carrying costs                   602         2 452         3 183          6 758         6 205         8 874
  Phase-in deferred return                       2 135         1 947         6 403         13 405         8 349        20 823
  Write-off of a portion of Zimmer Station        -             -             -              -             -         (234 844)
  Income taxes
    Related to write-off of a portion of
      Zimmer Station                              -             -             -              -             -           12 085
    Other                                        1 988         2 234         5 195          6 396         9 408        12 159
  Other - net                                    1 701        (3 717)        1 010        (11 243)      (16 191)      (24 998)
                                                 5 267         5 359        16 517         22 090         7 924      (193 745)

Income Before Interest and Other Charges       173 206       123 118       465 487        401 400       518 074       314 375

Interest and Other Charges
  Interest on long-term debt                    54 154        54 257       160 654        164 257       215 645       220 573
  Other interest                                 5 392         6 042        16 520         13 901        22 989        15 879
  Allowance for borrowed funds used during
    construction                                (2 027)       (3 378)       (6 324)        (9 465)       (9 191)      (12 196)
  Preferred dividend requirements of
    subsidiaries                                 6 770         8 658        24 084         26 901        32 742        37 058
                                                64 289        65 579       194 934        195 594       262 185       261 314

Net Income                                    $108 917      $ 57 539    $  270 553     $  205 806    $  255 889    $   53 061

Average Common Shares Outstanding              156 945       147 162       156 324        146 470       154 797       146 104

Earnings Per Common Share                         $.69          $.40         $1.73          $1.41         $1.62          $.36

Dividends Declared Per Common Share               $.43          $.38         $1.29          $1.14         $1.65         $1.51

The accompanying notes as they relate to Cinergy are an integral part of these consolidated financial statements.

                                              CINERGY CORP.
                         CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                               (unaudited)

                                              Common      Paid-in      Retained      Total Common
                                               Stock      Capital      Earnings      Stock Equity
                                                          (dollars in thousands)

Quarter Ended September 30, 1995

Balance July 1, 1995                          $1 566    $1 570 873    $  900 094      $2 472 533
Net income                                                               108 917         108 917
Issuance of 572,455 shares of common stock         6        14 597                        14 603
Common stock issuance expenses                                  (2)                           (2)
Dividends on common stock                                                (67 359)        (67 359)
Other                                                            2                             2

Balance September 30, 1995                    $1 572    $1 585 470    $  941 652      $2 528 694

Quarter Ended September 30, 1994

Balance July 1, 1994                          $1 466    $1 345 023    $  943 659      $2 290 148
Net income                                                                57 539          57 539
Issuance of 657,339 shares of common stock         7        14 546                        14 553
Common stock issuance expenses                                 (92)                          (92)
Dividends on common stock                                                (55 519)        (55 519)

Balance September 30, 1994                    $1 473    $1 359 477    $  945 679      $2 306 629

Nine Months Ended September 30, 1995

Balance January 1, 1995                       $1 552    $1 535 658    $  877 061      $2 414 271
Net income                                                               270 553         270 553
Issuance of 1,941,748 shares of common stock      20        48 734                        48 754
Common stock issuance expenses                                (191)                         (191)
Dividends on common stock                                               (201 251)       (201 251)
Other                                                        1 269        (4 711)         (3 442)

Balance September 30, 1995                    $1 572    $1 585 470    $  941 652      $2 528 694

Nine Months Ended September 30, 1994

Balance January 1, 1994                       $1 453    $1 312 426    $  907 802      $2 221 681
Net income                                                               205 806         205 806
Issuance of 2,066,436 shares of common stock      20        46 616                        46 636
Common stock issuance expenses                                (118)                         (118)
Dividends on common stock                                               (166 976)       (166 976)
Other                                                          553          (953)           (400)

Balance September 30, 1994                    $1 473    $1 359 477    $  945 679      $2 306 629

Twelve Months Ended September 30, 1995

Balance October 1, 1994                       $1 473    $1 359 477    $  945 679      $2 306 629
Net income                                                               255 889         255 889
Issuance of 9,705,354 shares of common stock      99       230 000                       230 099
Common stock issuance expenses                              (5 298)                       (5 298)
Dividends on common stock                                               (255 637)       (255 637)
Other                                                        1 291        (4 279)         (2 988)

Balance September 30, 1995                    $1 572    $1 585 470    $  941 652      $2 528 694

Twelve Months Ended September 30, 1994

Balance October 1, 1993                       $1 446    $1 298 567    $1 114 759      $2 414 772
Net income                                                                53 061          53 061
Issuance of 2,726,790 shares of common stock      27        62 224                        62 251
Common stock issuance expenses                                (209)                         (209)
Dividends on common stock                                               (221 264)       (221 264)
Other                                                       (1 105)         (877)         (1 982)

Balance September 30, 1994                    $1 473    $1 359 477    $  945 679      $2 306 629

The accompanying notes as they relate to Cinergy are an integral part of these consolidated financial statements.

                                                               CINERGY CORP.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (unaudited)

                                                     Quarter Ended           Nine Months Ended         Twelve Months Ended
                                                      September 30              September 30               September 30
                                                   1995         1994         1995         1994         1995           1994
                                                                               (in thousands)

Operating Activities
  Net income                                    $108 917     $  57 539    $ 270 553     $ 205 806   $ 255 889      $  53 061
  Items providing (using) cash currently:
    Depreciation                                  68 680        73 419      210 351       218 442     286 304        289 880
    Amortization of phase-in deferrals             3 409          -           5 682          -          5 682           -
    Deferred income taxes and investment tax
      credits - net                               39 420         1 606       27 836        30 172      28 590         27 804
    Allowance for equity funds used during
      construction                                 1 159        (2 443)        (726)       (6 774)       (153)       (12 156)
    Regulatory assets
      Post-in-service and phase-in cost
        deferrals                                 (3 630)       (6 882)     (14 193)      (29 429)    (21 344)       (20 683)
      Deferred merger costs                       (6 359)      (11 815)      (8 928)      (22 444)     (8 825)       (28 941)
      Other                                        4 163        (3 537)      10 162         4 805       1 837          3 785
    Write-off of a portion of Zimmer Station        -             -            -             -           -           234 844
    Changes in current assets and current
      liabilities
        Restricted deposits                           (6)        1 547            8         1 421       8 633          1 344
        Accounts receivable                      (15 587)       40 439       32 034        74 464      (1 880)        11 123
        Materials, supplies, and fuel             21 297       (16 799)      26 217       (42 409)     22 677        (48 446)
        Accounts payable                         (11 346)      (27 540)     (93 413)      (73 234)    (28 370)       (19 744)
        Refund due to customers                   (2 918)       (2 999)      (2 604)      (47 223)    (21 731)      (115 391)
        Advance under accounts receivable
          purchase agreement                        -             -            -          (49 940)       -              -
        Accrued taxes and interest                26 241        (6 103)      28 223       (22 064)     56 040         10 594
    Other items - net                            (18 610)       38 880       (6 696)       70 852      29 120         73 524
        Net cash provided by (used in)
          operating activities                   214 830       135 312      484 506       312 445     612 469        460 598

Financing Activities
  Issuance of common stock                        14 601        14 461       48 563        46 518     224 801         62 042
  Issuance of preferred stock of subsidiaries       -             -            -             -           -            59 475
  Issuance of long-term debt                     195 255        59 910      344 280       420 935     344 280        717 935
  Funds on deposit from issuance of long-term
    debt                                         (81 944)        8 810      (75 316)       21 211     (68 630)        33 039
  Retirement of preferred stock of
    subsidiaries                                 (93 451)         -         (93 458)      (40 410)    (93 474)      (100 516)
  Redemption of long-term debt                   (81 302)         -        (298 553)     (313 247)   (298 988)      (696 484)
  Change in short-term debt                       40 000         5 801       55 100       147 800     (41 514)       260 839
  Dividends on common stock                      (67 359)      (55 519)    (201 251)     (166 976)   (255 637)      (221 264)
        Net cash provided by (used in)
          financing activities                   (74 200)       33 463     (220 635)      115 831    (189 162)       115 066

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)   (71 379)     (115 345)    (231 943)     (325 395)   (386 233)      (470 566)
  Deferred demand-side management costs           (7 014)      (11 711)     (16 365)      (29 927)    (33 706)       (43 907)
  Equity investment in Argentine utility            -               32         -               32         (32)          -
        Net cash provided by (used in)
          investing activities                   (78 393)     (127 024)    (248 308)     (355 290)   (419 971)      (514 473)

Net increase (decrease) in cash and
  temporary cash investments                      62 237        41 751       15 563        72 986       3 336         61 191

Cash and temporary cash investments at
  beginning of period                             25 206        42 356       71 880        11 121      84 107         22 916

Cash and temporary cash investments at
  end of period                                 $ 87 443     $  84 107    $  87 443     $  84 107   $  87 443      $  84 107

The accompanying notes as they relate to Cinergy are an integral part of these consolidated financial statements.
</TABLE



CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter, nine months, and twelve months ended September 30, 1995. For information concerning the results of operations for each of the other registrants, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the quarter ended September 30, 1995, increased 11.7% as compared to the same period last year. This increase was primarily attributable to higher kwh sales to retail customers. Increased domestic and commercial sales were due in large part to the warmer weather during the period. Sales to industrial customers increased due to growth primarily in the chemicals and food products sectors. Increased non-firm power sales for resale also contributed to the higher kwh sales levels.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the third quarter of 1995 increased 2.7% as compared to the third quarter of 1994, reflecting higher gas transportation volumes as industrial customers continued to purchase directly from gas suppliers, creating a significant increase in demand for transportation services. The increased transportation volume, primarily in the primary metals, paper products, and food products sectors, more than offset a decline in industrial sales volumes. Also, partially offsetting the increase in transportation volumes were decreased sales to domestic and commercial customers.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended September 30, 1995, increased $83 million (12.7%) as compared to the same period last year. This increase primarily resulted from increased kwh sales, as previously discussed. In addition, PSI's 4.3% retail rate increase approved in the February 1995 Order and a 1.9% rate increase for carrying costs on CWIP property which was approved by the IURC on March 9, 1995, also contributed to the increase.


An analysis of electric operating revenues is shown below:

                                                             Quarter
                                                       Ended September 30
                                                          (in millions)

Electric operating revenues - September 30, 1994               $651
Increase due to change in:
  Price per kwh
    Retail                                                        6
    Sales for resale
      Non-firm power transactions                                 4
  Total change in price per kwh                                  10

  Kwh sales
    Retail                                                       62
    Sales for resale
      Firm power obligations                                      6
      Non-firm power transactions                                 4
  Total change in kwh sales                                      72

  Other 										1

Electric operating revenues - September 30, 1995               $734

Gas Operating Revenues

Gas operating revenues declined $7 million (17.0%) in the third quarter of 1995 when compared to the same period last year, primarily as a result of the previously discussed decrease in total retail sales volumes. An increase in the relative volume of gas transported to gas sold, as previously discussed, also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs by CG&E. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs, Cinergy's largest operating expense, decreased $5 million (2.5%) for the quarter as compared to the same period of 1994.

An analysis of fuel costs is shown below:

                                                              Quarter
                                                        Ended September 30
                                                           (in millions)

Fuel expense - September 30, 1994                              $195
Increase (Decrease) due to change in:
  Price of fuel                                                 (24)
  Kwh generation                                                 19

Fuel expense - September 30, 1995                              $190

Gas Purchased

Gas purchased for the quarter declined $3 million (17.8%) when compared to the same period last year. This decrease was attributable to a decrease in volumes purchased associated with the aforementioned changes in volumes sold and transported.

Purchased and Exchanged Power

Purchased and exchanged power increased $8 million for the third quarter when compared to the same period last year, reflecting increased purchases due to the warmer weather conditions during the period.

Maintenance

The decrease in maintenance expense of $9 million (18.1%) for the third quarter of 1995 as compared to the same period last year was primarily due to improved scheduling of routine maintenance on electric generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

Depreciation

Depreciation expense decreased $5 million (6.5%) for the quarter ended September 30, 1995, as compared to the same period last year. This decrease primarily reflects the adoption of lower depreciation rates for PSI effective in March 1995, pursuant to the February 1995 Order. The decrease was partially offset by the effect of additions to utility plant in service.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals, which began in May 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from CG&E's three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated in the May 1992 Order.

Taxes Other than Income Taxes

Taxes other than income taxes increased $4 million (7.4%) over the same period of 1994 primarily due to increased property taxes resulting from higher property tax rates applicable to CG&E.

Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

The equity component of AFUDC decreased $4 million for the three months ended September 30, 1995, as compared to the same period last year. This decrease was due primarily to an increase in PSI's average short-term debt outstanding. The quarter ended September 30, 1995, reflects application of the lower rate retroactively for the year-to-date period. In addition, PSI's scrubber at Gibson was placed in service in September 1994 which resulted in a large decrease in the average balance of CWIP.

Other - net

Other - net increased $5 million for the quarter ended September 30, 1995, when compared to the same period last year. This increase was due to a number of factors, including interest associated with a refund of an overpayment of Federal income taxes for 1987 and 1990, and an increase in carrying costs on DSM expenses which resulted from a higher AFUDC rate used to compute carrying costs.

         RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales increased 1.8% for the nine months ended September 30, 1995, when compared to the same period last year, attributable primarily to higher industrial sales resulting from growth in the primary metals and chemicals sectors. Also contributing to the increase were higher domestic and commercial sales which were the result of warmer weather during the summer cooling season. These increases were partially offset by a decline in non-firm power sales for resale.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the nine months ended September 30, 1995, decreased slightly when compared to the same period of 1994. Decreases in domestic and commercial sales volumes were attributable to milder weather during the 1995 heating season. The decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services. The additional transportation volumes more than offset the decrease in industrial sales and resulted from growth in the primary metals sector.

Operating Revenues

Electric Operating Revenues

As compared to the same period last year, electric operating revenues increased $106 million (5.6%) for the nine months ended September 30, 1995. This increase was due to higher retail sales volumes in addition to three rate increases - CG&E's retail electric rate increase which became effective May 1994 and two PSI electric rate increases which became effective in February 1995 and March 1995, as previously discussed.


An analysis of electric operating revenues is shown below:

                                                             Nine Months
                                                         Ended September 30
                                                            (in millions)

Electric operating revenues - September 30, 1994                $1 874
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          49
    Sales for resale
      Non-firm power transactions                                    4
  Total change in price per kwh                                     53

  Kwh sales
    Retail                                                          61
    Sales for resale
  Non-firm power transactions                                       (9)
  Total change in kwh sales                                         52

  Other                                                              1

Electric operating revenues - September 30, 1995                $1 980

Gas Operating Revenues

Gas operating revenues declined $65 million (19.8%) in the first nine months of 1995 when compared to the same period last year. This decrease reflects the previously discussed decline in total retail volumes sold and the operation of adjustment clauses reflecting a lower average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $6 million (1.1%) for the nine months ended September 30, 1995, when compared to the same period last year.

An analysis of fuel costs is shown below:

                                                            Nine Months
                                                        Ended September 30
                                                           (in millions)

Fuel expense - September 30, 1994                              $540
Increase (Decrease) due to change in:
  Price of fuel                                                 (11)
  Kwh generation                                                 17

Fuel expense - September 30, 1995                              $546


Gas Purchased

Gas purchased for the nine months ended September 30, 1995, decreased $59 million (31.1%) when compared to the same period last year. This decrease was attributable to a 13.5% decline in volumes purchased and a 20.3% lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power decreased $10 million (22.8%) for the nine months ended September 30, 1995, when compared to the same period last year, as the coordination of CG&E's and PSI's electric dispatch systems enabled Cinergy to service more of its native load with its own generating units.

Maintenance

The decrease in maintenance of $16 million (11.1%) for the nine months ended September 30, 1995, as compared to the same period last year was primarily due to improved scheduling of routine maintenance on electric generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

Depreciation

Depreciation expense for the nine months ended September 30, 1995, decreased $8 million (3.7%) when compared to the same period last year. This decrease was primarily driven by the adoption of lower depreciation rates for PSI effective in March 1995 pursuant to the February 1995 Order. The decrease was partially offset by the effect of additions to utility plant in service.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals, which began in May 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from CG&E's three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated in the May 1992 Order.

Taxes Other than Income Taxes

Taxes other than income taxes increased $8 million (4.1%) over the same period of 1994 primarily due to increased property taxes resulting from higher property tax rates applicable to CG&E.

Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

The equity component of AFUDC decreased $6 million for the nine months ended September 30, 1995, as compared to the same period last year. As previously discussed, this decrease was due primarily to an increase in PSI's average short-term debt outstanding. In addition, PSI's scrubber at Gibson was placed in service in September 1994 which resulted in a large decrease in the average balance of CWIP.


Post-in-service Carrying Costs

Post-in-service carrying costs decreased $4 million (52.9%) for the nine months ended September 30, 1995, from the comparable period of 1994. The decrease was a result of discontinuing accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects per the February 1995 Order.

Phase-in Deferred Return

Phase-in deferred return decreased $7 million (52.2%) for the first nine months of 1995 from the comparable period of 1994, as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

Other - net

Other - net increased $12 million for the nine months ended September 30, 1995, when compared to the same period last year. This increase was due to a number of factors, including interest associated with a refund of an overpayment of Federal income taxes for 1987 and 1990, an increase in carrying costs on DSM expenses which resulted from a higher AFUDC rate used to compute carrying costs, and increased DSM expenses to which the rate is applied. Also contributing to the increase was the write-off during 1994 of approximately $4 million related to the defense of the IPALCO takeover attempt.

        RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales increased .3% for the twelve months ended September 30, 1995, as the increase in total retail sales was partially offset by a decline in sales for resale. The increase in retail sales reflected higher commercial and industrial sales. The commercial sales increase reflects a higher average number of customers, while the industrial sales increase reflects growth in the primary metals and chemicals sectors. Sales for resale reflected a decrease in both firm and non-firm power sales.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended September 30, 1995, decreased 4.2% when compared to the same period of 1994. Decreases in domestic and commercial sales volumes were attributable to milder weather during the winter heating season. A decrease in industrial sales was attributable to the continuing trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services. The increased transportation volumes were due, in large part, to growth in the primary metals, food products, and paper products sectors.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the twelve months ended September 30, 1995, increased $91 million (3.7%) due to a number of rate increases and the increased kwh sales, as previously discussed.

An analysis of electric operating revenues is shown below:

                                                            Twelve Months
                                                         Ended September 30
                                                            (in millions)

Electric operating revenues - September 30, 1994                $2 470

Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          51
    Sales for resale
      Firm power obligations                                         2
      Non-firm power transactions                                    3
  Total change in price per kwh                                     56

  Kwh sales
    Retail                                                          50
    Sales for resale
      Firm power obligations                                        (3)
      Non-firm power transactions                                  (14)
  Total change in kwh sales                                         33

  Other                                                              2

Electric operating revenues - September 30, 1995                $2 561

Gas Operating Revenues

Gas operating revenues declined $119 million (23.9%) for the twelve months ended September 30, 1995, when compared to the same period last year. This decrease was primarily the result of decreases in sales volumes and the operation of adjustment clauses reflecting a decline in the average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed significantly to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $6 million (.9%) for the twelve months ended September 30, 1995, when compared to the same period last year.

An analysis of fuel costs is shown below:

                                                           Twelve Months
                                                        Ended September 30
                                                           (in millions)

Fuel expense - September 30, 1994                                $713
Increase (Decrease) due to change in:
  Price of fuel                                                    (9)
  Kwh generation                                                   15

Fuel expense - September 30, 1995                                $719

Gas Purchased

Gas purchased for the twelve months ended September 30, 1995, decreased $99 million (34.3%) when compared to the same period last year. This decrease was attributable to a 17.7% decline in volumes purchased associated with the previously discussed changes in gas sales volumes and a 20.1% lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power decreased $14 million (26.9%) for the twelve months ended September 30, 1995, when compared to the same period last year, as the coordination of CG&E's and PSI's electric dispatch systems enabled Cinergy to service more of its native load through its own generating units.

Other Operation

Other operation expenses for the twelve months ended September 30, 1995, increased $57 million (11.3%) as compared to the same period of 1994. The primary factor contributing to this increase was charges of approximately $51 million in December 1994 for merger-related costs and other expenditures which cannot be recovered from customers under the merger savings sharing mechanisms authorized by regulators. In addition, the accrual of postretirement benefit costs, the amortization of deferred postretirement benefit costs, deferred merger costs, deferred DSM costs, and an increase in the level of ongoing DSM expenses, all of which are being recovered in revenues pursuant to the February 1995 Order, contributed to the increase. The period to period comparison also reflects the write-off of expenses related to CG&E's workforce reduction in September 1994 and the write-off of previously deferred litigation expenses during 1994.

Maintenance

The decrease in maintenance expense of $10 million (5.4%) for the twelve months ended September 30, 1995, as compared to the same period last year, was primarily due to improved scheduling of routine maintenance on electric generating units and lower maintenance costs on gas and electric distribution facilities.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals, which began in May 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from CG&E's three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated in the May 1992 Order.

Taxes Other than Income Taxes

Taxes other than income taxes increased $10 million (4.0%) over the same period of 1994 primarily due to increased property taxes resulting from higher property tax rates applicable to CG&E.


Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

The equity component of AFUDC decreased $12 million for the twelve month period ended September 30, 1995, as compared to the same period last year. As previously discussed, this decrease was due primarily to an increase in PSI's average short-term debt outstanding. In addition, a scrubber at Gibson was placed in service in September 1994 which resulted in a large decrease in the average balance of CWIP.

Phase-in Deferred Return

Phase-in deferred return decreased $12 million (59.9%) for the twelve months ended September 30, 1995, from the comparable period of 1994, as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

Write-off of a Portion of Zimmer

In November 1993, CG&E wrote off Zimmer costs disallowed from rates in the May 1992 Order.

Other - net

Other - net increased $9 million (35.2%) for the twelve months ended September 30, 1995, when compared to the same period last year. This increase was due to a number of factors, including interest associated with a refund of an overpayment of Federal income taxes for 1987 and 1990, an increase in carrying costs on DSM expenses which resulted from a higher AFUDC rate used to compute carrying costs, and increased DSM expenses to which the rate is applied. Also contributing to the increase was the write-off during the twelve month period ended September 30, 1994, of approximately $8 million related to the defense of the IPALCO takeover attempt.




                           THE CINCINNATI GAS & ELECTRIC COMPANY
                                CONSOLIDATED BALANCE SHEETS
                                       (unaudited)

ASSETS

                                               September 30              December 31
                                                   1995                     1994
                                                      (dollars in thousands)

Utility Plant - original cost
  In service
    Electric                                     $4 547 019               $4 502 840
    Gas                                             672 755                  645 602
    Common                                          184 661                  185 718
                                                  5 404 435                5 334 160
  Accumulated depreciation                        1 699 538                1 613 505
                                                  3 704 897                3 720 655

  Construction work in progress                      73 294                   74 989
      Total utility plant                         3 778 191                3 795 644

Current Assets
  Cash and temporary cash investments                66 545                   52 516
  Restricted deposits                                84 101                       98
  Accounts receivable less accumulated
    provision of $10,116,000 at September 30,
    1995, and $8,999,000 at December 31, 1994
    for doubtful accounts                           214 887                  269 020
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production              37 770                   42 167
    Gas stored for current use                       29 484                   31 284
    Other materials and supplies                     54 562                   57 864
  Property taxes applicable to subsequent year      136 773                  112 420
  Prepayments and other                              26 276                   31 327
                                                    650 398                  596 696

Other Assets
  Regulatory assets
    Post-in-service carrying costs and deferred
      operating expenses                            150 021                  155 138
    Phase-in deferred return and depreciation       101 663                  100 943
    Deferred demand-side management costs            16 317                   10 002
    Amounts due from customers - income taxes       364 065                  381 380
    Deferred merger costs                            13 588                   12 013
    Unamortized costs of reacquiring debt            38 660                   33 426
    Other                                            45 552                   55 987
  Other                                              57 023                   40 436
                                                    786 889                  789 325

                                                 $5 215 478               $5 181 665

The accompanying notes as they relate to CG&E are an integral part of these consolidated financial statements.

                                                 THE CINCINNATI GAS & ELECTRIC COMPANY

CAPITALIZATION AND LIABILITIES

                                                        September 30     December 31
                                                            1995            1994
                                                           (dollars in thousands)

Common Stock Equity
  Common stock - $8.50 par value; authorized shares -
    120,000,000; outstanding shares - 89,663,086 at
    September 30, 1995, and December 31, 1994           $  762 136      $  762 136
  Paid-in capital                                          339 135         337 874
  Retained earnings                                        437 706         432 962
      Total common stock equity                          1 538 977       1 532 972

Cumulative Preferred Stock
  Not subject to mandatory redemption                       40 000          80 000
  Subject to mandatory redemption                          160 000         210 000

Long-term Debt                                           1 866 431       1 837 757
      Total capitalization                               3 605 408       3 660 729

Current Liabilities
  Long-term debt due within one year                        84 000            -
  Notes payable                                             26 500          14 500
  Accounts payable                                          79 707         120 817
  Accrued taxes                                            245 106         227 651
  Accrued interest                                          39 561          31 902
  Other                                                     39 329          32 658
                                                           514 203         427 528

Other Liabilities
  Deferred income taxes                                    758 243         747 060
  Unamortized investment tax credits                       130 907         135 417
  Accrued pension and other postretirement
    benefit costs                                          113 294         102 254
  Other                                                     93 423         108 677
                                                         1 095 867       1 093 408

                                                        $5 215 478      $5 181 665

                                              THE CINCINNATI GAS & ELECTRIC COMPANY
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (unaudited)


                                              Quarter Ended                Nine Months Ended          Twelve Months Ended
                                               September 30                  September 30                September 30
                                            1995          1994            1995          1994          1995          1994
                                                                            (in thousands)

Operating Revenues
  Electric                                $401 174      $368 470      $1 087 653     $1 031 535    $1 401 905    $1 349 198
  Gas                                       33 591        40 481         265 777        331 197       376 978       495 690
                                           434 765       408 951       1 353 430      1 362 732     1 778 883     1 844 888

Operating Expenses
  Fuel used in electric production          84 101        91 062         252 638        252 491       325 617       337 218
  Gas purchased                             13 155        16 013         130 235        189 059       189 469       288 279
  Purchased and exchanged power             15 094         1 781          36 511         13 312        44 131        15 477
  Other operation                           69 834        81 304         204 557        218 757       321 830       296 509
  Maintenance                               18 994        23 271          63 973         76 073        94 710       106 976
  Depreciation                              39 836        39 210         119 060        117 030       158 706       155 420
  Amortization of phase-in deferrals         3 409          -              5 682           -            5 682          -
  Post-in-service deferred operating
    expenses - net                             823           823           2 468          2 468         3 290         3 302
  Phase-in deferred depreciation              -             -               -            (2 161)         -           (3 770)
  Income taxes                              40 730        27 190         108 293         91 859       120 562       115 159
  Taxes other than income taxes             50 358        47 049         151 345        146 186       202 540       191 851
                                           336 334       327 703       1 074 762      1 105 074     1 466 537     1 506 421

Operating Income                            98 431        81 248         278 668        257 658       312 346       338 467

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                               269           630           1 146          1 522         1 595         2 007
  Post-in-service carrying costs              -             -               -              -             -               18
  Phase-in deferred return                   2 135         1 947           6 403         13 405         8 349        20 823
  Write-off of a portion of Zimmer
    Station                                   -             -               -              -             -         (234 844)
  Income taxes
    Related to write-off of a portion
      of Zimmer Station                       -             -               -              -             -           12 085
    Other                                      (31)        2 201           2 796          5 734         3 681         9 715
  Other - net                                4 446        (1 711)          4 851         (1 577)         (298)       (8 325)
                                             6 819         3 067          15 196         19 084        13 327      (198 521)

Income Before Interest                     105 250        84 315         293 864        276 742       325 673       139 946

Interest
  Interest on long-term debt                36 507        36 974         107 108        113 352       144 142       153 282
  Other interest                               679           585           2 926          2 287         3 470         2 783
  Allowance for borrowed funds used
    during construction                       (894)         (839)         (2 774)        (2 149)       (3 602)       (2 799)
                                            36 292        36 720         107 260        113 490       144 010       153 266
Net Income (Loss)                           68 958        47 595         186 604        163 252       181 663       (13 320)

Preferred Dividend Requirement               3 475         5 362          14 199         17 014        19 562        23 304

Net Income (Loss) on Common Shares        $ 65 483      $ 42 233      $  172 405     $  146 238    $  162 101    $  (36 624)

The accompanying notes as they relate to CG&E are an integral part of these consolidated financial statements.

                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                             (unaudited)



                                                Common       Paid-in       Retained      Total Common
                                                 Stock       Capital       Earnings      Stock Equity
                                                             (dollars in thousands)

Quarter Ended September 30, 1995

Balance July 1, 1995                           $762 136     $339 135      $ 427 623      $1 528 894
Net income                                                                   68 958          68 958
Dividends on preferred stock                                                 (3 475)         (3 475)
Dividends on common stock                                                   (55 400)        (55 400)

Balance September 30, 1995                     $762 136     $339 135      $ 437 706      $1 538 977

Quarter Ended September 30, 1994

Balance July 1, 1994                           $757 084     $329 712      $ 483 564      $1 570 360
Net income                                                                   47 595          47 595
Issuance of 543,089 shares of common stock        4 616        7 483                         12 099
Common stock issuance expenses                                   (30)                           (30)
Dividends on preferred stock                                                 (5 362)         (5 362)
Dividends on common stock                                                   (38 358)        (38 358)

Balance September 30, 1994                     $761 700     $337 165      $ 487 439      $1 586 304

Nine Months Ended September 30, 1995

Balance January 1, 1995                        $762 136     $337 874      $ 432 962      $1 532 972
Net income                                                                  186 604         186 604
Dividends on preferred stock                                                (14 199)        (14 199)
Dividends on common stock                                                  (162 950)       (162 950)
Other                                                          1 261         (4 711)         (3 450)

Balance September 30, 1995                     $762 136     $339 135      $ 437 706      $1 538 977

Nine Months Ended September 30, 1994

Balance January 1, 1994                        $748 528     $314 218      $ 456 511      $1 519 257
Net income                                                                  163 252         163 252
Issuance of 1,549,671 shares of common stock     13 172       22 432                         35 604
Common stock issuance expenses                                   (38)                           (38)
Dividends on preferred stock                                                (17 014)        (17 014)
Dividends on common stock                                                  (114 357)       (114 357)
Other                                                            553           (953)           (400)

Balance September 30, 1994                     $761 700     $337 165      $ 487 439      $1 586 304

Twelve Months Ended September 30, 1995

Balance October 1, 1994                        $761 700     $337 165      $ 487 439      $1 586 304
Net income                                                                  181 663         181 663
Issuance of 51,332 shares of common stock           436          710                          1 146
Common stock issuance expenses                                    (1)                            (1)
Dividends on preferred stock                                                (19 562)        (19 562)
Dividends on common stock                                                  (207 563)       (207 563)
Other                                                          1 261         (4 271)         (3 010)

Balance September 30, 1995                     $762 136     $339 135      $ 437 706      $1 538 977

Twelve Months Ended September 30, 1994

Balance October 1, 1993                        $745 063     $306 644      $ 677 093      $1 728 800
Net income (loss)                                                           (13 320)        (13 320)
Issuance of 1,957,324 shares of common stock     16 637       30 006                         46 643
Common stock issuance expenses                                   (38)                           (38)
Dividends on preferred stock                                                (23 304)        (23 304)
Dividends on common stock                                                  (152 077)       (152 077)
Other                                                            553           (953)           (400)

Balance September 30, 1994                     $761 700     $337 165      $ 487 439      $1 586 304

The accompanying notes as they relate to CG&E are an integral part of these consolidated financial statements.

                                               THE CINCINNATI GAS & ELECTRIC COMPANY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (unaudited)

                                                       Quarter Ended           Nine Months Ended         Twelve Months Ended
                                                        September 30              September 30               September 30
                                                     1995         1994         1995         1994          1995          1994
                                                                                (in thousands)

Operating Activities
  Net income (loss)                                $ 68 958     $ 47 595    $ 186 604   $ 163 252     $ 181 663    $ (13 320)
  Items providing (using) cash currently:
    Depreciation                                     39 836       39 210      119 060     117 030       158 706      155 420
    Amortization of phase-in deferrals                3 409         -           5 682        -            5 682         -
    Deferred income taxes and investment tax
      credits - net                                  40 556        2 766       24 597      15 336        22 941        4 568
    Allowance for equity funds used during
      construction                                     (269)        (630)      (1 146)     (1 522)       (1 595)      (2 007)
    Regulatory assets
      Post-in-service and phase-in cost
        deferrals                                    (2 134)      (1 946)      (6 402)    (15 565)       (8 349)      (2 515)
      Deferred merger costs                          (1 151)     (10 575)      (1 575)    (14 026)       13 410      (18 307)
      Other                                           4 341       (3 415)      10 435         380         2 164        1 526
    Write-off of a portion of Zimmer Station           -            -            -           -             -         234 844
    Changes in current assets and current
      liabilities
        Restricted deposits                              (1)        -              (3)         24            (5)          68
        Accounts receivable                           2 887       23 553       54 133      77 983        19 295        7 240
        Materials, supplies, and fuel                (1 924)     (14 343)       9 499      15 865        14 836        9 511
        Accounts payable                             (6 123)     (17 977)     (41 110)    (42 830)       (6 373)     (10 066)
        Accrued taxes and interest                   19 486       16 090       25 114      (4 441)       37 766      (14 013)
    Other items - net                               (23 448)      31 395      (28 066)     45 667         6 925       59 372
        Net cash provided by (used in)
          operating activities                      144 423      111 723      356 822     357 153       447 066      412 321

Financing Activities
  Issuance of common stock                             -          12 069         -         35 566         1 145       46 605
  Issuance of long-term debt                        195 255         -         344 280     311 957       344 280      608 957
  Funds on deposit from issuance of long-term
    debt                                            (84 000)        -         (84 000)       -          (84 000)        -
  Retirement of preferred stock                     (93 450)        -         (93 450)    (40 400)      (93 450)     (40 400)
  Redemption of long-term debt                      (21 302)        -        (238 498)   (313 247)     (238 773)    (601 189)
  Change in short-term debt                          13 000        7 000       12 000     (18 500)       14 000       (6 080)
  Dividends on preferred stock                       (3 475)      (5 362)     (14 199)    (17 942)      (18 634)     (24 233)
  Dividends on common stock                         (55 400)     (38 358)    (162 950)   (114 357)     (207 563)    (152 077)
        Net cash provided by (used in)
          financing activities                      (49 372)     (24 651)    (236 817)   (156 923)     (282 995)    (168 417)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)      (29 935)     (44 015)     (99 661)   (123 026)     (166 589)    (175 769)
  Deferred demand-side management costs              (2 071)      (1 882)      (6 315)     (4 584)       (8 127)      (5 419)
        Net cash provided by (used in)
          investing activities                      (32 006)     (45 897)    (105 976)   (127 610)     (174 716)    (181 188)

Net increase (decrease) in cash and
  temporary cash investments                         63 045       41 175       14 029      72 620       (10 645)      62 716

Cash and temporary cash investments at
  beginning of period                                 3 500       36 015       52 516       4 570        77 190       14 474

Cash and temporary cash investments at
  end of period                                    $ 66 545     $ 77 190    $  66 545   $  77 190     $  66 545    $  77 190

The accompanying notes as they relate to CG&E are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the quarter ended September 30, 1995, increased 22.1% over the same period of 1994 due in large part to increased sales to retail customers. Higher domestic and commercial sales resulted primarily from warmer weather. The increased industrial sales primarily reflect growth in the chemicals and food products sectors. Also significantly contributing to the higher total kwh sales levels were increased non-firm power sales for resale reflecting higher short-term power sales and sales to PSI.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the third quarter of 1995 increased 2.7% as compared to the third quarter of 1994, reflecting higher gas transportation volumes as industrial customers continued to purchase directly from gas suppliers, creating a significant increase in demand for transportation services. The increased transportation volume, primarily in the primary metals, paper products, and food products sectors, more than offset a decline in industrial sales volumes. Also, partially offsetting the increase in transportation volumes were decreased sales to domestic and commercial customers.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $33 million (8.9%) for the quarter ended September 30, 1995, over the comparable period of 1994. This increase reflects the higher kwh sales, as previously discussed.

An analysis of electric operating revenues is shown below:

                                                          Quarter
                                                     Ended September 30
                                                       (in millions)

Operating revenues - September 30, 1994                    $368
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                   (9)
    Sales for Resale
      Non-firm power transactions                           (12)
  Total change in price per kwh                             (21)

  Kwh sales
    Retail                                                   34
    Sales for Resale
      Firm Power Obligations						  1
      Non-firm power transactions                            19
  Total change in kwh sales                                  54

Operating revenues - September 30, 1995                    $401


Gas Operating Revenues

Gas operating revenues declined $7 million (17.0%) in the third quarter of 1995 when compared to the same period last year, primarily as a result of the previously discussed decrease in total retail sales volumes. An increase in the relative volume of gas transported to gas sold, as previously discussed, also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs by CG&E. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs decreased $7 million (7.6%) for the quarter as compared to last year.

An analysis of fuel costs is shown below:
                                                           Quarter
                                                     Ended September 30
                                                       (in millions)

Fuel expense - September 30, 1994                           $91
Increase (Decrease) due to change in:
  Price of fuel                                             (11)
  Kwh generation                                              4

Fuel expense - September 30, 1995                           $84

Gas Purchased

Gas purchased for the quarter declined $3 million (17.8%) when compared to the same period last year. This decrease was attributable to a decrease in volumes purchased associated with the aforementioned changes in volumes sold and transported.

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended September 30, 1995, increased $13 million over the comparable period of 1994. This increase primarily reflects purchases from PSI.

Other Operation

Other operation expenses decreased $11 million (14.1%) for the quarter ended September 30, 1995, as compared to the same period last year. The decrease was primarily attributable to the recognition in September 1994 of costs related to a workforce reduction program which cannot be recovered from customers under the merger savings sharing mechanisms authorized by regulators. Also contributing to the decrease were lower gas and electric distribution expenses.

Maintenance

The decrease in maintenance expense of $4 million (18.4%) for the third quarter of 1995 as compared to the same period last year was primarily due to improved scheduling of routine maintenance on electric generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

Amortization of Phase-In Deferrals

Amortization of phase-in deferrals, which began in May 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated in the May 1992 Order.

Taxes Other than Income Taxes

Taxes other than income taxes increased $3 million (7.0%) over the same period of 1994. The increase was primarily attributable to increased property taxes resulting from higher property tax rates.

Other Income and Expenses - Net

Other - Net

Other - net increased $6 million over the same period of 1994. The increase was primarily attributable to interest associated with a refund of an overpayment of Federal income taxes for 1987 and 1990.

Preferred Dividend Requirement

The decrease in CG&E's preferred dividend requirement of $2 million
(35.2%) for the three months ended September 30, 1995, from the same period of 1994 was attributable to the early redemption of 400,000 and 500,000 shares of $100 par value, Cumulative Preferred Stock, 7.44% Series and 9.15% Series, respectively, on July 1, 1995.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the nine months ended September 30, 1995, increased 13.1% over the same period of 1994 due in part to an increase in non-firm power sales for resale reflecting higher short-term power sales and sales to PSI. Also contributing to the higher total kwh sales levels were increased sales to domestic, commercial, and industrial customers. The increase in domestic and commercial sales was mostly due to warmer weather during the summer cooling season. The increase in industrial sales was primarily due to growth in the chemicals and primary metals sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the nine months ended September 30, 1995, decreased slightly when compared to the same period of 1994. Decreases in domestic and commercial sales volumes were attributable to milder weather during the 1995 heating season. The decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services. The additional transportation volumes more than offset the decrease in industrial sales and resulted from growth in the primary metals sector.


Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $56 million (5.4%) for the nine months ended September 30, 1995, over the comparable period of 1994. This increase primarily reflects the higher kwh sales discussed above and the retail electric rate increase which became effective May 1994 pursuant to the May 1992 Order. This increase was partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

An analysis of electric operating revenues is shown below:

                                                         Nine Months
                                                     Ended September 30
                                                       (in millions)

Operating revenues - September 30, 1994                    $1 032
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                     (4)
    Sales for resale
      Firm power obligations                                    1
      Non-firm power transactions                             (12)
  Total change in price per kwh                               (15)

  Kwh sales
    Retail                                                     29
    Sales for resale
      Non-firm power transactions                              43
  Total change in kwh sales                                    72

  Other                                                        (1)

Operating revenues - September 30, 1995                    $1 088

Gas Operating Revenues

Gas operating revenues declined $65 million (19.8%) in the first nine months of 1995 when compared to the same period last year. This decrease reflects the previously discussed decline in total retail volumes sold and the operation of adjustment clauses reflecting a lower average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs remained relatively constant for the first nine months of 1995 as compared to the same period last year.


An analysis of fuel costs is shown below:


                                                         Nine Months
                                                     Ended September 30
                                                        (in millions)

Fuel expense - September 30, 1994                           $252
Increase (Decrease) due to change in:
  Price of fuel                                              (12)
  Kwh generation                                              13

Fuel expense - September 30, 1995                           $253

Gas Purchased

Gas purchased for the nine months ended September 30, 1995, decreased $59 million (31.1%) when compared to the same period last year. This decrease was attributable to a 13.5% decline in volumes purchased and a 20.3% lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power for the nine months ended September 30, 1995, increased $23 million over the comparable period of 1994. This increase primarily reflects purchases from PSI.

Other Operation

Other operation expenses decreased $14 million (6.5%) for the nine months ended September 30, 1995, as compared to the same period last year. The decrease was primarily attributable to the recognition of costs related to a workforce reduction program in September 1994 which cannot be recovered from customers under the merger savings sharing mechanisms authorized by regulators. Also contributing to the decrease were reduced gas production expenses and lower electric distribution expenses.

Maintenance

The decrease in maintenance expense of $12 million (15.9%) for the nine month period ended September 30, 1995, as compared to the same period last year was primarily due to improved scheduling of routine maintenance on generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

Amortization of Phase-In Deferrals

Amortization of phase-in deferrals, which began in May 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated in the May 1992 Order.

Taxes Other than Income Taxes

Taxes other than income taxes increased $5 million (3.5%) over the same period of 1994. The increase was primarily attributable to increased property taxes resulting from higher property tax rates.

Other Income And Expenses - Net

Phase-in Deferred Return

Phase-in deferred return decreased $7 million (52.2%) for the first nine months of 1995 from the comparable period of 1994, as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

Other - Net

Other - net increased $6 million over the same period of 1994. The increase was primarily attributable to interest associated with a refund of an overpayment of Federal income taxes for 1987 and 1990.

Interest

Interest decreased $6 million (5.5%) for the nine months ended September 30, 1995, from the same period of 1994. This decrease was due to reductions in interest on long-term debt resulting from the refinancing of $235 million principal amount of first mortgage bonds during 1995.

Preferred Dividend Requirement

CG&E's preferred dividend requirement decreased $3 million (16.5%) for the nine months ended September 30, 1995, from the same period of 1994. The decrease was attributable to the early redemption of 400,000 shares of $100 par value, 9.28% Series Cumulative Preferred Stock in April 1994, along with the early redemption of 400,000 and 500,000 shares of $100 par value Cumulative Preferred Stock, 7.44% Series and 9.15% Series, respectively, on July 1, 1995.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the twelve months ended September 30, 1995, increased 9.0% when compared to the same period of 1994 due in part to an increase in non-firm sales for resale reflecting higher short-term power sales and sales to PSI. In addition, industrial sales increased due, in large part, to growth in the primary metals and chemicals sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended September 30, 1995, decreased 4.2% when compared to the same period of 1994. Decreases in domestic and commercial sales volumes were attributable to milder weather during the winter heating season. A decrease in industrial sales was attributable to the continuing trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services. The increased transportation volumes were due, in large part, to growth in the primary metals, food products, and paper products sectors.


Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $53 million (3.9%) for the twelve months ended September 30, 1995, over the comparable period of 1994. This increase primarily reflects the higher kwh sales, as previously discussed. Also contributing to the increase was the May 1994 electric retail rate increase related to the phase-in plan included in the May 1992 Order. The operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production partially offset these increases.

An analysis of electric operating revenues is shown below:

                                                       Twelve Months
                                                     Ended September 30
                                                        (in millions)

Operating revenues - September 30, 1994                    $1 349
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                     (1)
    Sales for Resale
      Firm power obligations                                    1
      Non-firm power transactions                             (10)
  Total change in price per kwh                               (10)

  Kwh sales
    Retail                                                     27
    Sales for Resale
      Non-firm power transactions                              37
  Total change in kwh sales                                    64

  Other                                                        (1)

Operating revenues - September 30, 1995                    $1 402

Gas Operating Revenues

Gas operating revenues declined $119 million (23.9%) for the twelve months ended September 30, 1995, when compared to the same period last year. This decrease was primarily the result of decreases in sales volumes and the operation of adjustment clauses reflecting a decline in the average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed significantly to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs decreased $11 million (3.4%) for the twelve months ended September 30, 1995, as compared to the same period last year.


An analysis of fuel costs is shown below:

                                                        Twelve Months
                                                      Ended September 30
                                                        (in millions)

Fuel expense - September 30, 1994                             $337
Increase (Decrease) due to change in:
  Price of fuel                                                (16)
  Kwh generation                                                 5

Fuel expense - September 30, 1995                             $326

Gas Purchased

Gas purchased for the twelve months ended September 30, 1995, decreased $99 million (34.3%) when compared to the same period last year. This decrease was attributable to a 17.7% decline in volumes purchased associated with the previously discussed changes in gas sales volumes and a 20.1% lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power for the twelve months ended September 30, 1995, increased $29 million over the comparable period of 1994. This increase primarily reflects purchases from PSI.

Other Operation

Other operation expenses increased $25 million (8.5%) for the twelve months ended September 30, 1995, as compared to the same period last year. The primary factor contributing to this increase was charges of approximately $41 million in December 1994 for merger-related costs and other expenditures which cannot be recovered from customers under the merger savings sharing mechanisms authorized by regulators. The period to period comparison also reflects the recognition in September 1994 of costs related to a workforce reduction program and a decrease in gas and electric distribution expenses.

Maintenance

The decrease in maintenance expense of $12 million (11.5%) for the twelve months ended September 30, 1995, as compared to the same period last year, was due to a number of factors. Improved scheduling of routine maintenance on electric generating units, lower maintenance costs on gas and electric distribution facilities, and reduced maintenance expenditures for facilities used in general and administrative functions all contributed to the decrease.

Amortization of Phase-In Deferrals

Amortization of phase-in deferrals, which began in May 1995, reflects the amortization of previously deferred depreciation and deferred return resulting from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. These deferrals will be recovered over a seven-year period as contemplated in the May 1992 Order.


Phase-in Deferred Depreciation

Phase-in deferred depreciation resulted from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. The change of $4 million (59.9%) for phase-in deferred depreciation for the twelve months ended September 30, 1995, versus the same period of 1994, reflects discontinuance of the deferral of depreciation when the final increase of the three-year rate phase-in plan became effective in May 1994.

Taxes Other than Income Taxes

Taxes other than income taxes increased $11 million (5.6%) for the twelve months ended September 30, 1995, over the comparable period of 1994, primarily due to increased property taxes resulting from higher property tax rates.

Other Income And Expenses - Net

Phase-in Deferred Return

Phase-in deferred return decreased $12 million for the twelve months ended September 30, 1995, from the comparable period of 1994, as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

Write-off of a Portion of Zimmer

In November 1993, CG&E wrote off Zimmer costs disallowed from rates in the May 1992 Order.

Other - Net

Other - net increased $8 million over the same period of 1994. The increase was due to a number of factors, foremost of which was interest associated with a refund of an overpayment of Federal income taxes for 1987 and 1990.

Interest

Interest charges decreased $9 million (6.0%) for the twelve months ended September 30, 1995, from the same period of 1994. The decrease was due to reductions in interest on long-term debt resulting from the refinancing of $235 million principal amount of long-term debt during 1995 and $305 million principal amount of long-term debt during the first quarter of 1994.

Preferred Dividend Requirement

CG&E's preferred dividend requirement decreased $4 million (16.1%) for the twelve months ended September 30, 1995, compared to the same period of 1994. The decrease was attributable to the early redemption of 400,000 shares of $100 par value, 9.28% Series Cumulative Preferred Stock in April 1994, along with the early redemption of 400,000 and 500,000 shares of $100 par value Cumulative Preferred Stock, 7.44% Series and 9.15% Series, respectively, on July 1, 1995.

                                       PSI ENERGY, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                         (unaudited)


ASSETS

                                                     September 30       December 31
                                                         1995              1994
                                                         (dollars in thousands)

Electric Utility Plant - original cost
  In service                                          $3 922 650        $3 789 785
  Accumulated depreciation                             1 617 483         1 550 297
                                                       2 305 167         2 239 488

  Construction work in progress                          140 628           163 761
      Total electric utility plant                     2 445 795         2 403 249

Current Assets
  Cash                                                     3 607             6 341
  Restricted deposits                                      2 490            11 190
  Accounts receivable less accumulated provision of
    $369,000 at September 30, 1995, and $440,000 at
    December 31, 1994 for doubtful accounts               71 503            36 061
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                   96 017           113 861
    Other materials and supplies                          30 897            29 363
  Prepayments and other                                    3 539             4 758
                                                         208 053           201 574

Other Assets
  Regulatory assets
    Post-in-service carrying costs and deferred
      operating expenses                                  37 759            30 142
    Deferred demand-side management costs                105 166            94 125
    Amounts due from customers - income taxes             26 537            27 134
    Deferred merger costs                                 41 312            37 645
    Unamortized costs of reacquiring debt                 35 106            36 998
    Other                                                 31 449            30 030
  Other                                                   87 331            84 027
                                                         364 660           340 101

                                                      $3 018 508        $2 944 924

The accompanying notes as they relate to PSI are an integral part of these consolidated financial statements.

                                         PSI ENERGY, INC.


CAPITALIZATION AND LIABILITIES

                                                  September 30          December 31
                                                      1995                 1994
                                                       (dollars in thousands)

Common Stock Equity
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701
    at September 30, 1995, and
    December 31, 1994                              $      539           $      539
  Paid-in capital                                     402 038              389 309
  Accumulated earnings subsequent to
    November 30, 1986, quasi-reorganization           595 803              493 103
      Total common stock equity                       998 380              882 951

Cumulative Preferred Stock
  Not subject to mandatory redemption                 187 913              187 929

Long-term Debt                                        828 245              877 512
      Total capitalization                          2 014 538            1 948 392

Current Liabilities
  Long-term debt due within one year                   50 400               60 400
  Notes payable                                       236 500              193 573
  Accounts payable                                     92 133              142 775
  Refund due to customers                              12 878               15 482
  Litigation settlement                                80 000               80 000
  Accrued taxes                                        48 583               30 784
  Accrued interest                                     12 376               25 685
  Other                                                 3 003                3 202
                                                      535 873              551 901

Other Liabilities
  Deferred income taxes                               331 815              324 738
  Unamortized investment tax credits                   57 315               60 461
  Accrued pension and other postretirement
    benefit costs                                      48 381               31 324
  Other                                                30 586               28 108
                                                      468 097              444 631

                                                   $3 018 508           $2 944 924

                                                        PSI ENERGY, INC.
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (unaudited)


                                                   Quarter Ended             Nine Months Ended        Twelve Months Ended
                                                    September 30               September 30             September 30
                                                 1995          1994         1995          1994       1995          1994
                                                                              (in thousands)

Operating Revenues                             $343 297      $283 569     $932 088      $843 856   $1 201 744    $1 120 332

Operating Expenses
  Fuel used in electric production              106 344       104 225      292 910       287 143      393 290       375 394
  Purchased and exchanged power                  13 159         8 052       42 829        36 278       47 951        45 361
  Other operation                                61 595        51 724      167 354       152 339      228 137       199 520
  Maintenance                                    20 857        25 413       63 861        67 789       90 221        88 429
  Depreciation                                   28 844        34 209       91 291       101 412      127 598       134 460
  Post-in-service deferred operating
    expenses - net                                 (894)       (2 484)      (4 608)       (7 106)      (6 790)       (9 311)
  Income taxes                                   29 222        11 880       64 877        44 581       70 662        65 291
  Taxes other than income taxes                  14 022        12 884       40 721        38 355       48 701        49 960
                                                273 149       245 903      759 235       720 791      999 770       949 104

Operating Income                                 70 148        37 666      172 853       123 065      201 974       171 228

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                 (1 428)        1 813         (420)        5 252       (1 442)       10 149
  Post-in-service carrying costs                    602         2 452        3 183         6 758        6 205         8 856
  Income taxes                                      705          (221)         751           102         (663)           96
  Other - net                                       545        (1 908)      (1 751)       (7 423)      (2 221)       (9 599)
                                                    424         2 136        1 763         4 689        1 879         9 502

Income Before Interest                           70 572        39 802      174 616       127 754      203 853       180 730

Interest
  Interest on long-term debt                     17 647        17 283       53 546        50 905       71 503        67 291
  Other interest                                  4 162         4 820       12 035        10 202       17 125        11 304
  Allowance for borrowed funds used during
    construction                                 (1 133)       (2 539)      (3 550)       (7 316)      (5 589)       (9 397)
                                                 20 676        19 564       62 031        53 791       83 039        69 198

Net Income                                       49 896        20 238      112 585        73 963      120 814       111 532

Preferred Dividend Requirement                    3 295         3 296        9 885         9 887       13 180        13 754

Net Income on Common Shares                    $ 46 601      $ 16 942     $102 700      $ 64 076   $  107 634    $   97 778

The accompanying notes as they relate to PSI are an integral part of these consolidated financial statements.

                                          PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                             (unaudited)



                                                 Common      Paid-in       Retained     Total Common
                                                  Stock      Capital       Earnings     Stock Equity
                                                             (dollars in thousands)

Quarter Ended September 30, 1995

Balance July 1, 1995                              $539       $389 316      $549 202       $939 057
Net income                                                                   49 896         49 896
Dividends on preferred stock                                                 (3 295)        (3 295)
Capital contribution from parent company                       12 721                       12 721
Other                                                               1                            1

Balance September 30, 1995                        $539       $402 038      $595 803       $998 380

Quarter Ended September 30, 1994

Balance July 1, 1994                              $539       $229 287      $497 784       $727 610
Net income                                                                   20 238         20 238
Dividends on preferred stock                                                 (3 295)        (3 295)
Dividends on common stock                                                   (16 174)       (16 174)

Balance September 30, 1994                        $539       $229 287      $498 553       $728 379

Nine Months Ended September 30, 1995

Balance January 1, 1995                           $539       $389 309      $493 103       $882 951
Net income                                                                  112 585        112 585
Dividends on preferred stock                                                 (9 885)        (9 885)
Capital contribution from parent company                       12 721                       12 721
Other                                                               8                            8

Balance September 30, 1995                        $539       $402 038      $595 803       $998 380

Nine Months Ended September 30, 1994

Balance January 1, 1994                           $539       $229 288      $483 242       $713 069
Net income                                                                   73 963         73 963
Dividends on preferred stock                                                 (9 886)        (9 886)
Dividends on common stock                                                   (48 766)       (48 766)
Other                                                              (1)                          (1)

Balance September 30, 1994                        $539       $229 287      $498 553       $728 379

Twelve Months Ended September 30, 1995

Balance October 1, 1994                           $539       $229 287      $498 553       $728 379
Net income                                                                  120 814        120 814
Dividends on preferred stock                                                (13 181)       (13 181)
Dividends on common stock                                                   (10 376)       (10 376)
Capital contribution from parent company                      172 720                      172 720
Other                                                              31            (7)            24

Balance September 30, 1995                        $539       $402 038      $595 803       $998 380

Twelve Months Ended September 30, 1994

Balance October 1, 1993                           $539       $230 945      $467 444       $698 928
Net income                                                                  111 532        111 532
Dividends on preferred stock                                                (13 835)       (13 835)
Dividends on common stock                                                   (66 664)       (66 664)
Other                                                          (1 658)           76         (1 582)

Balance September 30, 1994                        $539       $229 287      $498 553       $728 379

The accompanying notes as they relate to PSI are an integral part of these consolidated financial statements.


                                                       PSI ENERGY, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (unaudited)

                                                     Quarter Ended           Nine Months Ended      Twelve Months Ended
                                                      September 30              September 30           September 30
                                                   1995          1994         1995        1994       1995        1994
                                                                               (in thousands)

Operating Activities
  Net income                                     $ 49 896      $ 20 238    $ 112 585   $  73 963  $ 120 814   $ 111 532
  Items providing (using) cash currently:
    Depreciation                                   28 844        34 209       91 291     101 412    127 598     134 460
    Deferred income taxes and investment tax
      credits - net                                (1 255)       (1 145)       5 342      19 558      9 911      23 038
    Allowance for equity funds used during
      construction                                  1 428        (1 813)         420      (5 252)     1 442     (10 149)
    Regulatory assets
      Post-in-service carrying costs and
        deferred operating expenses                (1 496)       (4 936)      (7 791)    (13 864)   (12 995)    (18 168)
      Deferred merger costs                        (5 208)       (1 240)      (7 353)     (8 418)   (22 235)    (10 634)
      Other                                          (178)         (122)        (273)      4 425       (327)      2 259
    Changes in current assets and current
      liabilities
        Restricted deposits                          -            1 547           16       1 397      8 643       1 276
        Accounts receivable                       (23 391)       17 202      (35 442)     (2 276)   (40 570)     16 166
        Income tax refunds                           -            3 800         -         28 900       -         10 000
        Materials, supplies, and fuel              23 089        (2 403)      16 310     (57 753)     7 366     (57 449)
        Accounts payable                          (14 667)       (9 309)     (50 642)    (30 234)   (21 726)     (9 717)
        Refund due to customers                    (2 918)       (2 999)      (2 604)    (47 223)   (21 731)   (115 391)
        Advance under accounts receivable
          purchase agreement                         -             -            -        (49 940)      -           -
        Accrued taxes and interest                  7 071       (21 169)       4 490     (19 598)    21 160      15 404
    Other items - net                               5 192         2 416       18 865      (2 408)    16 301       5 129
        Net cash provided by (used in)
          operating activities                     66 407        34 276      145 214      (7 311)   193 651      97 756

Financing Activities
  Issuance of preferred stock                        -             -            -           -          -         59 475
  Issuance of long-term debt                         -           59 910         -        108 978       -        108 978
  Funds on deposit from issuance of long-term
    debt                                            2 056         8 810        8 684      21 211     15 370      33 039
  Retirement of preferred stock                        (1)         -              (8)        (10)       (24)    (60 116)
  Redemption of long-term debt                    (60 000)         -         (60 055)       -       (60 215)    (95 295)
  Change in short-term debt                        27 000        (1 199)      42 927     165 100    (55 301)    268 301
  Dividends on preferred stock                     (3 295)       (3 295)      (9 885)     (9 886)   (13 181)    (13 835)
  Dividends on common stock                          -          (16 174)        -        (48 766)   (10 376)    (66 664)
  Donation of capital by Cinergy Corp.             12 721          -          12 721        -       172 720        -
        Net cash provided by (used in)
          financing activities                    (21 519)       48 052       (5 616)    236 627     48 993     233 883

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)    (41 444)      (71 330)    (132 282)   (202 369)  (219 644)   (294 797)
  Deferred demand-side management costs            (4 943)       (9 829)     (10 050)    (25 343)   (25 579)    (38 488)
        Net cash provided by (used in)
          investing activities                    (46 387)      (81 159)    (142 332)   (227 712)  (245 223)   (333 285)

Net increase (decrease) in cash and
  temporary cash investments                       (1 499)        1 169       (2 734)      1 604     (2 579)     (1 646)

Cash and temporary cash investments at
  beginning of period                               5 106         5 017        6 341       4 582      6 186       7 832

Cash and temporary cash investments at
  end of period                                  $  3 607      $  6 186    $   3 607   $   6 186  $   3 607   $   6 186

The accompanying notes as they relate to PSI are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the quarter ended September 30, 1995, increased 23.5% when compared to the same period last year due in part to non-firm power sales for resale reflecting an increase in sales to CG&E. Higher kwh sales to domestic and commercial customers as a result of warmer weather also significantly contributed to this increase.

Operating Revenues

Total operating revenues increased $60 million (21.1%) in the third quarter of 1995 as compared to the same period last year. This increase primarily reflects the higher kwh sales, as previously discussed. The increase also reflects a 4.3% retail rate increase approved in the February 1995 Order and a 1.9% rate increase for carrying costs on CWIP property which was approved by the IURC in March 1995.

An analysis of operating revenues is shown below:

                                                              Quarter
                                                         Ended September 30
                                                           (in millions)

Operating revenues - September 30, 1994                         $283
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                        17
    Sales for resale
      Non-firm power transactions                                 (7)
  Total change in price per kwh                                   10

  Kwh sales
    Retail                                                        27
    Sales for resale
      Firm power obligations                                       5
      Non-firm power transactions                                 18
  Total change in kwh sales                                       50

Operating revenues - September 30, 1995                         $343

Operating Expenses

Fuel Used in Electric Production

Fuel costs, PSI's largest operating expense, increased $2 million (2.0%) for the quarter as compared to the same period last year.


An analysis of fuel costs is shown below:

                                                              Quarter
                                                        Ended September 30
                                                           (in millions)

Fuel expense - September 30, 1994                               $104
Increase (Decrease) due to change in:
  Price of fuel                                                  (13)
  Kwh generation                                                  15

Fuel expense - September 30, 1995                               $106

Purchased and Exchanged Power

For the quarter ended September 30, 1995, purchased and exchanged power increased $5 million (63.4%) as compared to the same period last year, reflecting increased purchases of available low cost power.

Other Operation

Other operation expenses for the quarter ended September 30, 1995, increased $10 million (19.1%) as compared to the same period last year. This increase was due to a number of factors, including the accrual of postretirement benefit costs, the amortization of deferred postretirement benefit costs, an increase in the level of ongoing DSM expenses, and the amortization of deferred DSM costs, all of which are being recovered in revenues pursuant to the February 1995 Order.

Maintenance

Maintenance expenses for the quarter ended September 30, 1995, as compared to the same period last year decreased $5 million (17.9%) primarily as a result of reductions in maintenance costs on electric production and distribution facilities.

Depreciation

Depreciation expense decreased $5 million (15.7%) for the quarter ended September 30, 1995, as compared to the same period last year. This decrease primarily reflects the adoption of lower depreciation rates effective in March 1995 pursuant to the February 1995 Order. The decrease was partially offset by the effect of additions to utility plant in service.

Post-in-service Deferred Operating Expenses - Net

Post-in-service deferred operating expenses decreased $2 million (64.0%) for the quarter ended September 30, 1995, from the comparable period of 1994 as a result of ceasing deferral of depreciation on qualified environmental projects upon the inclusion in rates of the costs of the projects per the February 1995 Order.


Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

The equity component of AFUDC decreased $3 million for the three months ended September 30, 1995, as compared to the same period last year. This decline was due primarily to an increase in the average short-term debt outstanding. The quarter ended September 30, 1995, reflects application of the lower rate retroactively for the year-to-date period. In addition, a scrubber at Gibson was placed in service in September 1994 which resulted in a large decrease in the average balance of CWIP.

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $2 million (75.4%) for the quarter ended September 30, 1995, from the comparable period of 1994 as a result of discontinuing accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects per the February 1995 Order.

Other - net

Other - net increased $2 million for the quarter ended September 30, 1995, when compared to the same period last year. This increase is primarily due to an increase in carrying costs on DSM expenses which resulted from a higher debt component of the AFUDC rate used to compute carrying costs.

Interest

Allowance for Borrowed Funds Used During Construction

The debt component of AFUDC decreased $1 million (55.4%) for the quarter ended September 30, 1995, as compared to the same period last year. This decrease was due primarily to a decrease in the average balance of CWIP and was partially offset by an increase in the debt component of the AFUDC rate.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

For the nine months ended September 30, 1995, kwh sales increased 4.1% when compared to the same period last year primarily due to increased kwh sales to domestic, commercial, and industrial customers. The higher domestic and commercial sales resulted from warmer weather during the summer cooling period and an increase in the average number of customers, while higher industrial sales reflected growth in the primary metals and chemicals sectors. Also contributing to the increase were higher non-firm power sales for resale reflecting an increase in sales to CG&E . These increases were partially offset by a decline in third party short-term power sales to other utilities.

Operating Revenues

Total operating revenues increased $88 million (10.5%) for the nine months ended September 30, 1995, when compared to the same period last year. This increase primarily reflects the 4.3% retail rate increase and 1.9% rate increase for carrying costs on CWIP property as previously discussed. The previously discussed increase in kwh sales also contributed to the increase in revenues.

An analysis of operating revenues is shown below:

                                                             Nine Months
                                                         Ended September 30
                                                            (in millions)

Operating revenues - September 30, 1994                          $844
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                         55
    Sales for resale
      Non-firm power transactions                                  (1)
  Total change in price per kwh                                    54

  Kwh sales
    Retail                                                         29
    Sales for resale
	 Non-firm power transactions                                   4
  Total change in kwh sales                                        33

  Other                                                             1

Operating revenues - September 30, 1995                          $932

Operating Expenses

Fuel Used in Electric Production

Fuel costs for the nine months ended September 30, 1995, increased $6 million (2.0%) when compared to the same period last year.

An analysis of fuel costs is shown below:

                                                            Nine Months
                                                         Ended September 30
                                                           (in millions)

Fuel expense - September 30, 1994                               $287
Increase due to change in:
  Price of fuel                                                    1
  Kwh generation                                                   5

Fuel expense - September 30, 1995                               $293


Purchased and Exchanged Power

For the nine months ended September 30, 1995, purchased and exchanged power increased $7 million (18.1%) as compared to the same period last year, reflecting increased purchases from CG&E and purchases of available low cost power. This increase was partially offset by a decline in third party short-term power sales to other utilities.


Other Operation

Other operation expenses increased $15 million (9.9%) for the nine months ended September 30, 1995, as compared to the same period last year. This increase was due to a number of factors, including the accrual of postretirement benefit costs, the amortization of deferred postretirement benefit costs, an increase in the level of ongoing DSM expenses, the amortization of deferred DSM costs, and the amortization of merger costs, all of which are being recovered in revenues pursuant to the February 1995 Order. The period to period comparison reflects the write-off of previously deferred litigation expenses during 1994.

Maintenance

Maintenance expenses for the nine months ended September 30, 1995, as compared to the same period last year decreased $4 million (5.8%) primarily as a result of decreased electric distribution costs.

Depreciation

Depreciation expense for the nine months ended September 30, 1995, decreased $10 million (10.0%) when compared to the same period last year. This decrease was primarily driven by the adoption of lower depreciation rates effective in March 1995 pursuant to the February 1995 Order. The decrease was partially offset by the effect of additions to utility plant in service.

Post-in-service Deferred Operating Expenses - Net

Post-in-service deferred operating expenses decreased $2 million (35.2%) for the nine months ended September 30, 1995, from the comparable period of 1994 as a result of ceasing deferral of depreciation on qualified environmental projects upon the inclusion in rates of the costs of the projects per the February 1995 Order.

Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

The equity component of AFUDC decreased $6 million for the nine months ended September 30, 1995, as compared to the same period last year. As previously discussed, this decrease was due primarily to an increase in the average short-term debt outstanding. In addition, a scrubber was placed in service at Gibson in September 1994 which resulted in a large decrease in the average balance of CWIP.

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $4 million (52.9%) for the nine months ended September 30, 1995, from the comparable period of 1994 as a result of discontinuing accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects per the February 1995 Order.

Other - net

Other - net increased $6 million (76.4%) for the nine months ended September 30, 1995, when compared to the same period last year. This increase is primarily due to an increase in carrying costs on DSM expenses which resulted from a higher AFUDC rate used to compute carrying costs and increased DSM expenses to which the rate is applied.

Interest

Interest on Long-term Debt

Interest on long-term debt increased $3 million (5.2%) for the nine months ended September 30, 1995, as compared to the same period in 1994. The increase was primarily a result of the issuance of $60 million principal amount of 5.75% Series B medium-term notes in August 1994, which matured in August 1995.

Other Interest

Other interest increased $2 million (18.0%) over the same period last year. The increase was driven by higher interest rates and an increase in the average short-term debt outstanding.

Allowance for Borrowed Funds Used During Construction

The debt component of AFUDC decreased $4 million (51.5%) for the nine months ended September 30, 1995, as compared to the same period last year. This decrease was due primarily to a decrease in the average balance of CWIP and was partially offset by an increase in the debt component of the AFUDC rate.

RESULTS OF OPERATIONS FOR TWELVE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the twelve months ended September 30, 1995, increased 3.4% when compared to the same period last year mostly due to non-firm power sales for resale reflecting an increase in sales to CG&E. In addition, increased kwh sales to industrial customers, resulting from growth in the primary metals, transportation equipment, and chemicals sectors, also contributed to this increase. Higher domestic and commercial sales resulting from increases in the average number of customers were also a factor. These increases were partially offset by a decline in short-term power sales to other utilities.

Operating Revenues

Total operating revenues increased $82 million (7.3%) for the twelve months ended September 30, 1995, as compared to the same period last year. This increase was driven, in part, by the 4.3% retail rate increase and the 1.9% rate increase for carrying costs on CWIP property as previously discussed. Increased kwh sales, as discussed above, also contributed to the increase in revenues.


An analysis of operating revenues is shown below:

                                                            Twelve Months
                                                         Ended September 30
                                                            (in millions)

Operating revenues - September 30, 1994                         $1 120
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          53
    Sales for resale
      Firm power obligations                                         1
      Non-firm power transactions                                   (3)
  Total change in price per kwh                                     51

  Kwh sales
    Retail                                                          22
    Sales for resale
      Firm power obligations                                        (3)
      Non-firm power transactions                                   11
  Total change in kwh sales                                         30

  Other                                                              1

Operating revenues - September 30, 1995                         $1 202

Operating Expenses

Fuel Used in Electric Production

Fuel costs for the twelve months ended September 30, 1995, increased $18 million (4.8%) as compared to the same period last year.

An analysis of fuel costs is shown below:

                                                           Twelve Months
                                                         Ended September 30
                                                           (in millions)

Fuel expense - September 30, 1994                               $375
Increase due to change in:
  Price of fuel                                                    7
  Kwh generation                                                  11

Fuel expense - September 30, 1995                               $393

Other Operation

Other operation expenses for the twelve months ended September 30, 1995, increased $29 million (14.3%) as compared to the same period last year. This increase was due to a number of factors, including the accrual of postretirement benefit costs, the amortization of deferred postretirement benefit costs, an increase in the level of ongoing DSM expenses, the amortization of deferred DSM costs, and the amortization of merger costs, all of which are being recovered in revenues pursuant to the February 1995 Order. In addition, charges of approximately $10 million for severance benefits to former officers were expensed in December 1994. The period to period comparison also reflects the write-off of previously deferred litigation expenses during 1994.

Depreciation

Depreciation expense for the twelve months ended September 30, 1995, decreased $7 million (5.1%) when compared to the same period last year. This decrease was primarily driven by the adoption of lower depreciation rates effective in March 1995 pursuant to the February 1995 Order. The decrease was partially offset by the effect of additions to utility plant in service.

Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

The equity component of AFUDC decreased $12 million for the twelve month period ended September 30, 1995, as compared to the same period last year. As previously discussed, this decrease was due primarily to an increase in the average short-term debt outstanding. In addition, a scrubber at Gibson was placed in service in September 1994 which resulted in a large decrease in the average balance of CWIP.

Other - net

Other - net increased $7 million (76.9%) for the nine months ended September 30, 1995, when compared to the same period last year. This increase is primarily due to an increase in carrying costs on DSM expenses which resulted from a higher AFUDC rate used to compute carrying costs and increased DSM expenses to which the rate is applied.

Interest

Interest on Long-term Debt

Interest on long-term debt increased $4 million (6.3%) for the twelve months ended September 30, 1995, as compared to the same period in 1994. The increase was primarily a result of the issuance of $60 million principal amount 5.75% Series B medium-term notes in August 1994, which matured in August 1995.

Other Interest

Other interest increased $6 million (51.5%) over the same period last year. The increase was driven, in part, by higher interest rates and an increase in the average short-term debt outstanding.

Allowance for Borrowed Funds Used During Construction

The debt component of AFUDC decreased $4 million (40.5%) for the twelve months ended September 30, 1995, as compared to the same period last year. This decrease was due primarily to a decrease in the average balance of CWIP and was partially offset by an increase in the debt component of the AFUDC rate.

                           THE UNION LIGHT, HEAT AND POWER COMPANY
                                       BALANCE SHEETS
                                        (unaudited)

ASSETS

                                                   September 30           December 31
                                                       1995                   1994
                                                          (dollars in thousands)

Utility Plant - original cost
  In service
    Electric                                        $185 701                $179 098
    Gas                                              139 083                 134 103
    Common                                            19 121                  19 122
                                                     343 905                 332 323
  Accumulated depreciation                           110 256                 104 113
                                                     233 649                 228 210

  Construction work in progress                        8 257                   8 638
    Total utility plant                              241 906                 236 848

Current Assets
  Cash                                                 1 502                   1 071
  Accounts receivable less accumulated provision
    of $1,140,000 at September 30, 1995, and
    $457,000 at December 31, 1994, for doubtful
    accounts                                          22 858                  33 892
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                         5 774                   6 216
    Other materials and supplies                       1 240                   1 406
  Property taxes applicable to subsequent year         2 287                   2 200
  Prepayments and other                                  637                     593
                                                      34 298                  45 378

Other Assets
  Regulatory assets
    Deferred merger costs                              1 785                   1 785
    Unamortized costs of reacquiring debt              2 544                    -
    Other                                              2 590                   2 718
  Other                                                1 689                     399
                                                       8 608                   4 902

                                                    $284 812                $287 128

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

                                THE UNION LIGHT, HEAT AND POWER COMPANY


CAPITALIZATION AND LIABILITIES

                                                September 30            December 31
                                                    1995                   1994
                                                       (dollars in thousands)

Common Stock Equity
  Common stock - $15.00 par value; authorized
    shares - 1,000,000; outstanding shares -
    585,333 at September 30, 1995 and
    December 31, 1994                            $  8 780                $  8 780
  Paid-in capital                                  18 839                  18 839
  Retained earnings                                80 450                  74 203
    Total common stock equity                     108 069                 101 822

Long-term Debt                                     69 362                  89 238
    Total capitalization                          177 431                 191 060

Current Liabilities
  Notes payable                                    26 500                  14 500
  Accounts payable                                 21 903                  21 655
  Accrued taxes                                    (1 082)                  2 876
  Accrued interest                                  2 157                   2 123
  Other                                             4 461                   4 123
                                                   53 939                  45 277

Other Liabilities
  Deferred income taxes                            24 536                  23 226
  Unamortized investment tax credits                5 151                   5 364
  Accrued pension and other postretirement
    benefit costs                                  11 838                  10 356
  Income taxes refundable through rates             4 887                   4 282
  Other                                             7 030                   7 563
                                                   53 442                  50 791

                                                 $284 812                $287 128

                                             THE UNION LIGHT, HEAT AND POWER COMPANY
                                                       STATEMENTS OF INCOME
                                                           (unaudited)


                                             Quarter Ended           Nine Months Ended           Twelve Months Ended
                                              September 30              September 30                 September 30
                                           1995          1994        1995          1994           1995          1994
                                                                       (in thousands)

Operating Revenues
  Electric                               $51 203       $49 354     $138 585      $138 280       $177 869     $180 019
  Gas                                      5 995         6 678       45 870        53 065         64 776       79 185
    Total operating revenues              57 198        56 032      184 455       191 345        242 645      259 204

Operating Expenses
  Electricity purchased from parent
    company for resale                    40 750        37 289      107 725       105 396        137 216      137 031
  Gas purchased                            2 168         2 727       23 884        29 936         34 456       44 837
  Other operation                          7 428         7 764       22 481        23 105         31 665       31 435
  Maintenance                                903         1 424        3 040         4 166          4 347        6 216
  Depreciation                             2 907         2 643        8 553         7 892         11 305       10 509
  Income taxes                              (242)          461        3 719         4 688          4 373        6 748
  Taxes other than income taxes              986           930        2 965         2 945          4 022        3 660
                                          54 900        53 238      172 367       178 128        227 384      240 436

Operating Income                           2 298         2 794       12 088        13 217         15 261       18 768

Other Income And Expenses - Net
  Allowance for equity funds used
    during construction                       22            50           78            61             95           53
  Income taxes                               (10)         (101)         (48)          (57)            65          (56)
  Other - net                                 (8)           82           59           417           (122)         361
                                               4            31           89           421             38          358

Income Before Interest                     2 302         2 825       12 177        13 638         15 299       19 126

Interest
  Interest on long-term debt               1 721         2 039        5 674         6 121          7 714        8 160
  Other interest                             157            79          376           296            475          460
  Allowance for borrowed funds used
    during construction                      (24)          (59)        (120)         (134)          (169)        (162)
                                           1 854         2 059        5 930         6 283          8 020        8 458

Net Income                               $   448       $   766     $  6 247      $  7 355       $  7 279     $ 10 668

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

                                THE UNION LIGHT, HEAT AND POWER COMPANY
                             STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                              (unaudited)


                                                 Common      Paid-in      Retained      Total Common
                                                  Stock      Capital      Earnings      Stock Equity
                                                            (dollars in thousands)

Quarter Ended September 30, 1995

Balance July 1, 1995                             $8 780      $18 839      $80 002         $107 621
Net income                                                                    448              448

Balance September 30, 1995                       $8 780      $18 839      $80 450         $108 069

Quarter Ended September 30, 1994

Balance July 1, 1994                             $8 780      $18 839      $75 916         $103 535
Net income                                                                    766              766

Balance September 30, 1994                       $8 780      $18 839      $76 682         $104 301

Nine Months Ended September 30, 1995

Balance January 1, 1995                          $8 780      $18 839      $74 203         $101 822
Net income                                                                  6 247            6 247

Balance September 30, 1995                       $8 780      $18 839      $80 450         $108 069

Nine Months Ended September 30, 1994

Balance January 1, 1994                          $8 780      $18 839      $69 327         $ 96 946
Net income                                                                  7 355            7 355

Balance September 30, 1994                       $8 780      $18 839      $76 682         $104 301

Twelve Months Ended September 30, 1995

Balance October 1, 1994                          $8 780      $18 839      $76 682         $104 301
Net income                                                                  7 279            7 279
Dividends on common stock                                                  (3 511)          (3 511)

Balance September 30, 1995                       $8 780      $18 839      $80 450         $108 069

Twelve Months Ended September 30, 1994

Balance October 1, 1993                          $8 780      $18 839      $68 941         $ 96 560
Net income                                                                 10 668           10 668
Dividends on common stock                                                  (2 927)          (2 927)

Balance September 30, 1994                       $8 780      $18 839      $76 682         $104 301

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

                                                 THE UNION LIGHT, HEAT AND POWER COMPANY
                                                         STATEMENTS OF CASH FLOWS
                                                                (unaudited)

                                                         Quarter Ended          Nine Months Ended       Twelve Months Ended
                                                          September 30             September 30             September 30
                                                       1995         1994        1995         1994        1995         1994
                                                                                  (in thousands)

Operating Activities
  Net income                                        $    448     $    766     $  6 247     $  7 355    $  7 279    $ 10 668
  Items providing (using) cash currently:
    Depreciation                                       2 907        2 643        8 553        7 892      11 305      10 509
    Deferred income taxes and investment tax
      credits - net                                    2 044        1 588        1 702        1 798       1 946         669
    Allowance for equity funds used during
      construction                                       (22)         (50)         (78)         (61)        (95)        (53)
    Regulatory assets
      Deferred merger costs                             -          (1 785)        -          (1 785)       -         (1 785)
      Other                                               43           43          128          128         170         170
    Changes in current assets and current
      liabilities
        Accounts receivable                            2 943        3 982       11 034       12 367       7 468       2 099
        Materials, supplies, and fuel                 (1 476)      (1 974)         608          436       1 215         358
        Accounts payable                                (992)      (3 512)         248       (7 434)      5 305      (1 085)
        Accrued taxes and interest                    (6 083)      (1 868)      (3 924)       1 736      (2 353)      1 313
    Other items - net                                 (3 378)      (1 097)         595        2 491         884       4 305
        Net cash provided by (used in)
          operating activities                        (3 566)      (1 264)      25 113       24 923      33 124      27 168

Financing Activities
  Issuance of long-term debt                          14 704         -          14 704         -         14 704        -
  Redemption of long-term debt                       (21 302)        -         (37 036)        -        (37 036)       -
  Change in short-term debt                           13 000        7 000       12 000      (12 500)     14 000      (6 000)
  Dividends on common stock                             -            -            -            -         (3 511)     (2 927)
        Net cash provided by (used in)
          financing activities                         6 402        7 000      (10 332)     (12 500)    (11 843)     (8 927)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)        (4 582)      (5 070)     (14 350)     (13 564)    (21 115)    (18 655)
        Net cash provided by (used in)
          investing activities                        (4 582)      (5 070)     (14 350)     (13 564)    (21 115)    (18 655)

Net increase (decrease) in cash and
  temporary cash investment                           (1 746)         666          431       (1 141)        166        (414)

Cash and temporary cash investments at
  beginning of period                                  3 248          670        1 071        2 477       1 336       1 750

Cash and temporary cash investments at
  end of period                                     $  1 502     $  1 336     $  1 502     $  1 336    $  1 502    $  1 336

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.



THE UNION LIGHT, HEAT AND POWER COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales increased 7.2% for the quarter ended September 30, 1995, as a result of increased sales to domestic and commercial customers. The increase in domestic and commercial sales resulted from warmer weather during the period and increases in the average number of customers.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the third quarter of 1995 decreased .6% as compared to the third quarter of 1994. The decline was attributable to decreased sales volumes to domestic, commercial, and industrial customers. Warmer weather contributed to the decrease in domestic and commercial sales. The decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services provided by ULH&P. The resulting significant increase in transportation volumes more than offset the decline in industrial sales and was primarily attributable to growth in the chemicals and paper products sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $1.8 million (3.7%) for the quarter ended September 30, 1995, over the comparable period of 1994. This increase reflects the previously discussed increases in kwh sales.

Gas Operating Revenues

Gas operating revenues decreased $.7 million (10.2%) for the quarter ended September 30, 1995, over the comparable period of 1994. This decrease was the result of the previously discussed decline in total volumes sold and the operation of adjustment clauses reflecting a decline in the average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, ULH&P's largest operating expense, increased $3.5 million (9.3%) for the quarter as compared to the same period last year.


An analysis of electricity purchased costs is shown below:

                                                           Quarter
                                                      Ended September 30
                                                        (in thousands)

Electricity purchased expense - September 30, 1994          $37 289
Increase due to change in:
  Price of electricity                                          565
  Kwh purchased                                               2 896

Electricity purchased expense - September 30, 1995          $40 750

Gas Purchased

Gas purchased for the quarter decreased $.6 million (20.5%) when compared to the same period last year. This decrease was attributable to a 15.5% decline in the average cost per Mcf purchased and a 5.9% decrease in volumes purchased.

Other Operation

Other operation expense decreased $.3 million (4.3%) for the quarter ended September 30, 1995, as compared to the same period last year. The decrease was primarily attributable to decreased gas and electric distribution expenses.

Maintenance

The decrease in maintenance expense of $.5 million (36.6%) for the third quarter of 1995 as compared to the same period last year was primarily due to lower maintenance costs on gas and electric distribution facilities.

Depreciation

The increase in depreciation expense of $.3 million (10.0%) for the third quarter of 1995 as compared to the same period last year was primarily due to additions to electric and gas plant in service.

Interest

Interest charges for the three month period ended September 30, 1995, decreased $.2 million (10.0%) from the comparable period of 1994, primarily due to the refinancing of $35 million of long-term debt during 1995.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the nine months ended September 30, 1995, increased 3.5% over the same period of 1994, primarily as a result of increased commercial and industrial sales volumes. The higher commercial sales were the result of warmer weather during the latter part of the summer cooling season and an increase in the average number of customers. The increased industrial sales reflect continued growth in the paper products and primary metals sectors.


Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the nine months ended September 30, 1995, decreased 2.3% as compared to the same period of 1994, as a result of decreased sales volumes to domestic, commercial, and industrial customers. Milder weather during the winter heating season contributed to the decrease in domestic and commercial sales. The decrease in industrial sales was attributable to the trend of industrial customers electing to purchase directly from suppliers, creating additional demand for transportation services provided by ULH&P. The resulting increase in transportation volumes more than offset the decline in industrial sales.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $.3 million (.2%) for the nine months ended September 30, 1995, over the comparable period of 1994. This increase reflects the previously discussed increases in kwh sales, the effects of which were partially offset by decreases in fuel adjustment clauses reflecting a decline in the average cost of electricity purchased.

An analysis of electric operating revenues is shown below:

									   Nine Months
                                                     Ended September 30
                                                       (in thousands)

Operating revenues - September 30, 1994                    $138 280
Increase (Decrease) due to change in:
  Price per kwh                                              (4 508)
  Kwh sales                                                   4 840
  Other                                                         (27)

Operating revenues - September 30, 1995                    $138 585

Gas Operating Revenues

Gas operating revenues decreased $7.2 million (13.6%) in the first nine months of 1995 when compared to the same period last year. This decrease was the result of the previously discussed decline in total volumes sold and the operation of adjustment clauses reflecting a decline in the average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense increased $2.3 million (2.2%) for the first nine months of 1995 as compared to last year.


An analysis of electricity purchased costs is shown below:

                                                        Nine Months
                                                     Ended September 30
                                                       (in thousands)

Electricity purchased expense - September 30, 1994        $105 396
Increase (Decrease) due to change in:
  Price of electricity                                      (4 995)
  Kwh purchased                                              7 324

Electricity purchased expense - September 30, 1995        $107 725

Gas Purchased

Gas purchased expense for the first nine months decreased $6.1 million (20.2%) when compared to the same period last year. The decrease was attributable to a 7.7% decline in volumes purchased and a 13.5% decrease in the average cost per Mcf of gas purchased.

Other Operation

Other operation expenses decreased $.6 million (2.7%) for the nine months ended September 30, 1995, as compared to the same period last year. The decrease was attributable to decreased gas and electric distribution expenses and reduced gas production costs.

Maintenance

The decrease in maintenance expense of $1.1 million (27.0%) for the nine months ended September 30, 1995, as compared the same period last year was due primarily to lower maintenance costs on gas and electric distribution facilities and reduced maintenance on facilities used for administrative and general functions.

Depreciation

The increase in depreciation expense of $.7 million (8.4%) for the nine months ended September 30, 1995, as compared the same period last year was primarily due to additions to electric and gas plant in service.

Interest

Interest charges for the nine month period ended September 30, 1995, decreased $.4 million (5.6%) from the comparable period of 1994, primarily due to the refinancing of $35 million of long-term debt during 1995.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995

Kwh Sales

Kwh sales for the twelve months ended September 30, 1995, increased 2.7% when compared to the same period of 1994. A decline in domestic sales volumes due to milder weather during the winter heating season was more than offset by increases in commercial and industrial sales and sales to public authorities. The higher commercial sales and sales to public authorities resulted from warmer weather during the summer cooling season and increases in the average number of both customer groups. The increased industrial sales primarily reflect growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended September 30, 1995, decreased 7.4% when compared to the same period of 1994, as a result of lower domestic, commercial, and industrial sales. Milder weather during the winter heating season contributed to the decrease in domestic and commercial sales, while industrial sales decreased as customers elected to purchase directly from suppliers, creating additional demand for transportation services provided by ULH&P. The resulting increase in transportation volumes more than offset the lower industrial sales and was primarily due to growth in the paper products and primary metals sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $2.2 million (1.2%) for the twelve months ended September 30, 1995, over the comparable period of 1994. The decrease was attributable to the operation of adjustment clauses reflecting a decline in the average cost of electricity purchased and was partially offset by the previously discussed increases in sales volumes.

An analysis of electric operating revenues is shown below:

								        Twelve Months
                                                     Ended September 30
                                                       (in thousands)

Operating revenues - September 30, 1994                   $180 019
Increase (Decrease) due to change in:
  Price per kwh                                             (6 896)
  Kwh sales                                                  4 833
  Other                                                        (87)

Operating revenues - September 30, 1995                   $177 869

Gas Operating Revenues

Gas operating revenues declined $14.4 million (18.2%) for the twelve months ended September 30, 1995, when compared to the same period last year. This decrease was the result of the aforementioned decline in volumes sold and the operation of adjustment clauses reflecting a lower average cost of gas purchased. An increase in the relative volume of gas transported to gas sold also contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense increased slightly for the twelve months ended September 30, 1995, as compared to last year.


An analysis of electricity purchased costs is shown below:

                                                       Twelve Months
                                                     Ended September 30
                                                       (in thousands)

Electricity purchased expense - September 30, 1994       $137 031
Increase (Decrease) due to change in:
  Price of electricity                                     (7 151)
  Kwh purchased                                             7 336

Electricity purchased expense - September 30, 1995       $137 216

Gas Purchased

Gas purchased expense for the twelve months ended September 30, 1995, decreased $10.4 million (23.2%) when compared to the same period last year. This decrease was attributable to a 12.1% decline in volumes purchased and a 12.6% decrease in the average cost per Mcf of gas purchased.

Other Operation

Other operation expenses increased $.2 million (.7%) for the twelve months ended September 30, 1995, as compared to the same period last year, primarily due to recognition of nonrecurring charges in December 1994 for merger-related costs and other costs ULH&P does not expect to recover from customers. These nonrecurring charges were partially offset by a number of items, including decreased gas production and distribution expenses and reductions in administrative and general expenses.

Maintenance

The decrease in maintenance expense of $1.9 million (30.1%) for the twelve months ended September 30, 1995, as compared the same period last year was due primarily to lower maintenance costs on gas and electric distribution facilities.

Depreciation

The increase in depreciation expense of $.8 million (7.6%) for the twelve months ended September 30, 1995, as compared the same period last year was primarily due to additions to electric and gas plant in service.

Taxes Other than Income Taxes

Taxes other than income taxes increased $.4 million (9.9%) for the twelve months ended September 30, 1995, over the same period of 1994, primarily due to increased property taxes as a result of higher property tax rates.

Interest

Interest charges for the twelve month period ended September 30, 1995, decreased $.4 million (5.2%) from the comparable period of 1994, primarily due to the refinancing of $35 million of long-term debt during 1995.

NOTES TO FINANCIAL STATEMENTS

Cinergy, CG&E, PSI, and ULH&P
1.	These Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of these companies for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in each registrant's 1994 Form 10-K. Certain amounts in the 1994 Financial Statements have been reclassified to conform to the 1995 presentation.

Cinergy and PSI
2.	As discussed in Cinergy's and PSI's 1994 Form 10-K, in July 1994, PSI
filed a petition with the IURC for a retail rate increase, and in May 1995, filed testimony supporting a 12.8% ($127.9 million) annual increase. In an October 1995 update filing with the IURC, PSI lowered its rate increase request to 11.5% ($115.6 million) reflecting updated revenue and expense items. Major components of the increase include, among other things, the costs of the Clean Coal Project and a scrubber at Gibson. On November 1, 1995, the UCC filed testimony with the IURC recommending a 3.7% ($36.9 million) retail rate increase. The primary differences between PSI's case and the UCC's filing are the requested rate of return and other expense items, including DSM costs. An order is anticipated in the second quarter of 1996. PSI cannot predict what action the IURC may take with respect to this proposed rate increase.

Cinergy and CG&E
3.	In July 1995, CG&E filed a request with the PUCO to begin settlement discussions on a gas rate increase with intervenors who have participated in previous rate applications and represent the various classes of gas customers served by CG&E. The proposed annual increase, estimated to be $30.8 million, would increase annual revenues approximately 8.8%. The proposed increase, to be effective in late 1996, is being requested, in part, to recover capital investments made since the last gas rate increase in 1993. Also, the request includes a proposal to initiate a pilot program that would allow residential customers to choose their gas supplier and have CG&E transport the gas for them. A full rate application is expected to be filed with the PUCO in December 1995. CG&E cannot predict the outcome of these settlement discussions nor what actions the PUCO may take with respect to the proposed rate increase.

Cinergy, CG&E, PSI, and ULH&P
4.	SFAS 121, which is effective for Cinergy and its subsidiaries in January
1996, is not expected to have an adverse impact on financial condition or results of operations upon adoption, based on the regulatory environment in which Cinergy currently operates. However, this may change in the future as deregulation, competitive factors, and potential restructuring influence the electric utility industry.

Cinergy and CG&E
5.	All outstanding shares of CG&E's Cumulative Preferred Stock, 7.44%
Series and 9.15% Series, totaling $90 million, were redeemed at a per share price of $101 and $106.10, respectively, on July 1, 1995.

Cinergy and CG&E
6.(a) As previously discussed in Cinergy's and CG&E's 1994 Form 10-K, CG&E redeemed $59 million principal amount of its 9.70% first mortgage bonds (due June 15, 2019) on April 30, 1995, and $55 million principal amount of its 10 1/8% first mortgage bonds (due May 1, 2020) on May 1, 1995. Additionally, $41 million principal amount of the 9.70% first mortgage bonds and $45 million principal amount of the 10 1/8% first mortgage bonds were retired on March 31, 1995.

Cinergy, CG&E, and ULH&P
  (b)	In June 1995, ULH&P redeemed $5 million principal amount of its 10
1/4% first mortgage bonds (due June 1, 2020) at par with cash deposited in the Maintenance and Replacement Fund, and the remaining $10 million principal amount of such bonds at the redemption price of 107.34%.

	Additionally, on September 1, 1995, ULH&P redeemed all of its 9.70% first mortgage bonds (due July 1, 2019) at a redemption price of 106.51%.

Cinergy and CG&E
7.(a)	CG&E issued $150 million principal amount of 6.90% debentures (due
      June 1, 2025) and $100 million principal amount of 8.28% junior subordinated deferrable interest debentures (due June 30, 2025) in June and July 1995, respectively. The proceeds from these issuances were used in conjunction with the early redemption of preferred stock and long-term debt.

Cinergy, CG&E, and ULH&P
(b) On July 25, 1995, ULH&P issued $15 million of 7.65% debentures (due July 15, 2025). The proceeds from the issuance were used in conjunction with the early redemption of long-term debt.

 Cinergy and CG&E
(c) On September 13, 1995, CG&E issued Series A and Series B ($42 million each series) of State of Ohio, Air Quality Development Revenue Refunding Bonds (due September 1, 2030). The bonds were issued at a variable interest rate, determined daily, and will continue to bear interest at such rate until converted by CG&E to a different interest rate mode as permitted by the respective indentures. Proceeds from the sales are being held in escrow and will be used to redeem on December 1, 1995, $84 million of State of Ohio 10 1/8% Pollution Control Revenue Bonds, 1985 Series (due December 1, 2015) at a redemption price of 102.5%. The amount being held in escrow is reflected in the consolidated balance sheets as a restricted deposit.

Cinergy and PSI
8.(a) Coal tar residues, related hydrocarbons, and various metals have been found at former MGP sites in Indiana, including, but not limited to, several sites previously owned by PSI. PSI has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to IGC. IGC has informed PSI of the basis for its position that PSI, as a PRP under the CERCLA, should contribute to IGC's response costs related to investigating and remediating contamination at MGP sites which PSI sold to IGC.

	In February 1995, PSI received notification from NIPSCO alleging PSI is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both PSI and NIPSCO (or their predecessors). The notification included seven sites, five of which PSI acquired from NIPSCO and subsequently sold to IGC.

	PSI has placed its insurance carriers on notice of IGC's and NIPSCO's claims.
	In May 1995, the IURC denied IGC's request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from PSI.
 IGC has appealed this decision, which IGC contends is contrary to decisions made by other state utility commissions with respect to this issue. In August 1995, the IURC granted PSI's motion to establish a sub-docket to PSI's pending retail rate case in order to consider PSI's rate recovery of any MGP site-related costs it may incur.

	At this time, PSI is unable to predict the nature, extent, and costs of, or PSI's responsibility for, any future environmental investigations and remediations which may be required at MGP sites owned or previously owned by PSI; however, any costs that ultimately are incurred may be material. In addition, PSI is unable to predict, at this time, the extent to which the IURC may allow rate recovery of such costs.

Cinergy and CG&E
  (b) Lawrenceburg also has an MGP site which is under investigation to determine a remediation strategy. Lawrenceburg had applied to have the site included in the IDEM's voluntary cleanup program. In May 1995, Lawrenceburg and the IDEM reached an agreement to include the Lawrenceburg MGP site in such voluntary cleanup program. A proposed remediation plan will be submitted in the near future. The remediation and cleanup costs for this site are not expected to have a material impact on results of operations or financial condition.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Senior Security Ratings

Cinergy, CG&E, PSI, and ULH&P

In July 1995, S&P Ratings Group raised its ratings of Cinergy's operating units' senior secured debt to A- from BBB+, removing the companies from its credit watch list. The companies had been on credit watch since October 31, 1994. S&P also raised the ratings of the operating units' senior unsecured debt and preferred stock from BBB to BBB+. The ratings group indicated these actions are a result of lower combined power production costs, reduced operation and maintenance expenses, and deferral of capital expenditures brought about as a result of the merger.

In addition, in August 1995, D&P raised Cinergy's operating units' credit ratings. The ratings of CG&E's first mortgage bonds and collateralized pollution control revenue bonds were raised to A- from BBB+ while the ratings of CG&E's unsecured debentures were raised to BBB+ from BBB. PSI's first mortgage bonds and medium term notes were upgraded to A- from BBB+. The preferred stock ratings of both companies were reaffirmed at BBB. ULH&P's first mortgage bonds were assigned a new rating of A-. In assigning these ratings, D&P stated the merger will result in lower new capacity needs and electric production costs and enhanced transmission capabilities.

Regulatory Matters

Cinergy, CG&E, PSI, and ULH&P

PUHCA Reform
In June 1995, after a year-long review of its continuing regulation of public utility holding companies under the PUHCA, the SEC endorsed recommendations for reform of the PUHCA. The recommendations call for repeal and, pending repeal, significant administrative reform of the 60 year old statute. While the report offers three alternative approaches to repeal and legislative reform, the report's preferred option is repeal coupled with a transition period of one year or longer and a transfer of certain consumer-protection provisions of PUHCA to the FERC. The report further recommends that, pending consideration of legislative options, the SEC take prompt administrative action, by rulemaking and on a case-by-case basis, to modernize and simplify regulation under PUHCA, with particular reference to financing transactions, diversification into nonutility businesses, utility mergers and acquisitions and PUHCA's "integration" standards. In the latter regard, the report recommends a changed interpretation of PUHCA to permit registered holding companies to own combination electric and gas utility companies provided the affected states agree. Subsequent to the report's issuance, the SEC adopted rule changes exempting various types of financing transactions by utility and nonutility subsidiaries of registered holding companies. The SEC also proposed a rule that would exempt investments by registered systems in specified "energy-related companies" subject to certain conditions.

In October 1995, a bill was introduced in the U.S. Senate providing for the repeal of PUHCA. The bill is pending before Congress.

Cinergy and PSI

PSI's July 1994 Retail Rate Petition
As discussed in Cinergy's and PSI's 1994 Form 10-K, in July 1994, PSI filed a petition with the IURC for a retail rate increase, and in May 1995, filed testimony supporting a 12.8% ($127.9 million) annual increase. In an October 1995 update filing with the IURC, PSI lowered its rate increase request to 11.5% ($115.6 million) reflecting updated revenue and expense items. Major components of the increase include, among other things, the costs of the Clean Coal Project and a scrubber at Gibson. On November 1, 1995, the UCC filed testimony with the IURC recommending a 3.7% ($36.9 million) retail rate increase. The primary differences between PSI's case and the UCC's filing are the requested rate of return and other expense items, including DSM costs. An order is anticipated in the second quarter of 1996. Assuming this petition is satisfactorily addressed by the IURC, Cinergy's objective is to manage costs in order to delay the need for additional rate relief by PSI. PSI cannot predict what action the IURC may take with respect to this proposed rate increase.

Cinergy and CG&E

CG&E Rate Matters
In July 1995, CG&E filed a request with the PUCO to begin settlement discussions on a gas rate increase involving intervenors who have participated in previous rate applications and represent the various classes of gas customers served by CG&E. The proposed annual increase, estimated to be $30.8 million, would increase annual revenues approximately 8.8%. The proposed increase, anticipated to be effective in late 1996, is being requested, in part, to recover capital investments made since the last gas rate increase in 1993. Also, the request includes a proposal to initiate a pilot program that would allow residential customers to choose their gas supplier and have CG&E transport the gas for them. A full rate application is expected to be filed with the PUCO in December 1995. CG&E cannot predict the outcome of these settlement discussions nor what actions the PUCO may take with respect to the proposed rate increase.

Cinergy, CG&E, PSI, and ULH&P

MEGA-NOPR
The FERC's MEGA-NOPR on open access as proposed would, among other things, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the filed tariffs for their own bulk power transactions, establish an electronic bulletin board, and establish a contract-based approach to stranded costs.

Cinergy filed comments in June 1995 in response to the MEGA-NOPR. In the filing, Cinergy reaffirmed support for FERC's authority to order utilities owning transmission systems to provide access to other entities at rates and terms comparable to those they provide affiliated companies. In August 1995, Cinergy filed additional comments concerning the transmission pricing aspects of the MEGA-NOPR. A final order is expected to be issued during the first half of 1996.

Environmental Issues

Cinergy, CG&E, and PSI

MGP Sites
Coal tar residues, related hydrocarbons, and various metals have been found at former MGP sites in Indiana, including, but not limited to, several sites previously owned by PSI. PSI has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to IGC. IGC has informed PSI of the basis for its position that PSI, as a PRP under the CERCLA, should contribute to IGC's response costs related to investigating and remediating contamination at MGP sites which PSI sold to IGC.

In February 1995, PSI received notification from NIPSCO alleging PSI is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both PSI and NIPSCO (or their predecessors). The notification included seven sites, five of which PSI acquired from NIPSCO and subsequently sold to IGC.

PSI has placed its insurance carriers on notice of IGC's and NIPSCO's claims.

In May 1995, the IURC denied IGC's request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from PSI.
IGC has appealed this decision, which IGC contends is contrary to decisions made by other state utility commissions with respect to this issue. In August 1995, the IURC granted PSI's motion to establish a sub-docket to the pending retail rate case in order to consider PSI's rate recovery of any MGP site-related costs it may incur.

At this time, PSI is unable to predict the nature, extent, and costs of, or PSI's responsibility for, any future environmental investigations and remediations which may be required at MGP sites owned or previously owned by PSI; however, any costs that ultimately are incurred may be material. In addition, PSI is unable to predict, at this time, the extent to which the IURC may allow rate recovery of such costs.

Lawrenceburg also has an MGP site which is under investigation to determine a remediation strategy. Lawrenceburg had applied to have the site included in the IDEM's voluntary cleanup program. In May 1995, Lawrenceburg and the IDEM reached an agreement to include the Lawrenceburg MGP site in such voluntary cleanup program. A proposed remediation plan will be submitted in the near future. The remediation and cleanup costs for this site are not expected to have a material impact on results of operations or financial condition.

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P

New Accounting Standard
SFAS 121, which is effective for Cinergy and its subsidiaries in January 1996, is not expected to have an adverse impact on financial condition or results of operations upon adoption, based on the regulatory environment in which Cinergy currently operates. However, this may change in the future as deregulation, competitive factors, and potential restructuring influence the electric utility industry.


CAPITAL REQUIREMENTS

Cinergy and PSI

New Generation
PSI's 25-year contractual agreement with Destec will commence upon commercial operation of the Clean Coal Project. The agreement requires PSI to pay Destec a fixed monthly fee plus certain monthly operating expenses. Over the next five years, the fixed fee is expected to total $56 million, and the variable fee is estimated at $95 million. As discussed in Cinergy's and PSI's 1994 Form 10-K, PSI received authorization in the February 1995 Order to defer these costs for subsequent recovery in an IURC order associated with PSI's July 1994 retail rate petition. Additionally, PSI's portion of the Clean Coal Project's operating costs is estimated to be approximately $9 million, including fuel, during the one-year demonstration period.


CAPITAL RESOURCES

Cinergy, CG&E, PSI, and ULH&P

Long-term Debt
Currently, Cinergy's utility subsidiaries have state utility commission regulatory authority for securities issuances as follows:


                     CG&E                $250 million
                     PSI                  298 million
                     ULH&P                 40 million

For information regarding recent securities redemptions and issuances, see Notes 6 and 7 of the "Notes to Financial Statements".

Cinergy, CG&E, and PSI

Preferred Stock
Currently, PSI has IURC authority to issue up to $40 million of preferred stock.

For information regarding recent redemptions of preferred stock by CG&E, see
Note 5 of the "Notes to Financial Statements".

Cinergy, CG&E, PSI, and ULH&P

Short-term Debt
The operating subsidiary companies of Cinergy have the following short-term debt authorizations and lines of credit:


                                                 Committed           Unused
                              Authorized           Lines              Lines
                                               (in millions)

      Cinergy & Subsidiaries    $783                $343              $113
      CG&E & Subsidiaries        435                 112                91
      PSI                        338                 230                21
      ULH&P                       35                  30                 9

Additionally, Cinergy has a $100 million credit facility, which expires September 27, 1997, of which $79 million remained unused at September 30, 1995.

Cinergy and CG&E

Other
In September 1995, CG&E began soliciting proxies from the holders of preferred stock and from Cinergy, as the holder of all outstanding shares of common stock, for a special meeting of shareholders to be held November 20, 1995, for the purpose of amending CG&E's Articles. The proposed amendment would, if adopted, eliminate a restriction on the amount of unsecured debt that CG&E can issue, or, if such proposal is not adopted, an alternate proposal, if adopted, would amend the Articles by suspending, for a 10-year period, the restriction on the amount of unsecured debt CG&E can issue.

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P

Reference is made to "ITEM 1. FINANCIAL STATEMENTS" in "PART I - Financial Information".

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI

Power International Litigation

On October 25, 1995, a suit was filed in the Federal District Court for the Southern District of Ohio by three former employees of Power International, naming as defendants Power International, Cinergy, Cinergy Investments, CG&E, PSI, James E. Rogers, and William J. Grealis. The lawsuit, which stems from the termination of employment of the three former employees, alleges that they entered into employment contracts with Power International based on the opportunity to participate in potential profits from future investments in energy projects in central and eastern Europe. The suit alleges causes of action based upon, among other theories, breach of contract related to the events surrounding the termination of their employment and fraud and misrepresentation related to the level of financial support for future projects. The suit alleges compensatory damages of $154 million based upon assumed future success of potential future investments and punitive damages of three times that amount. All defendants intend to vigorously defend against the charges based upon meritorious defenses. Cinergy, CG&E, and PSI are currently unable to predict the outcome of the litigation.

Cinergy, CG&E, and PSI

Merger Litigation

In August 1995, AEP filed a petition in the United States Court of Appeals for the District of Columbia Circuit for review of the FERC's Merger Order. AEP has objected to the Merger Order alleging that the post-merger operations of Cinergy would require the use of AEP's transmission facilities on a continuous basis without compensation. AEP contends that the FERC, in issuing the Merger Order, did not adequately evaluate the impact on AEP or whether the need to use AEP's transmission facilities would interfere with Cinergy achieving merger benefits. In addition, AEP claims that the FERC failed to evaluate the extent to which the merged facilities' operations would be consistent with the integrated public utility concept of the PUHCA. CG&E and PSI have intervened in this action and have filed a Motion to Dismiss. At this time, Cinergy, CG&E, and PSI cannot predict the outcome of the appeal.

Cinergy, CG&E, and PSI

Shareholder Litigation

As previously reported in Cinergy's, CG&E's, and PSI's 1994 Form 10-K, in March 1993, in conjunction with a proposed tender offer for Resources, IPALCO filed suit in District Court against Resources, Cinergy, and James
E. Rogers, which was subsequently dismissed in November 1993. In March 1993 and in the weeks following, six suits with claims similar to those of IPALCO were filed by purported shareholders of Resources. Four of the suits were filed in District Court, and two were filed in state courts, although one of those two was subsequently consolidated with the four in the District Court.

In January 1994, the parties to this shareholder litigation executed a Stipulation and Agreement of Dismissal settling and dismissing with prejudice all of the parties' claims except for plaintiffs' petitions for fees and expenses and defendants' right to object thereto. An agreement in principle has been reached which contemplates that counsel for all plaintiffs will receive from PSI a portion of the fees and expenses claimed. The parties have provided notice to affected shareholders of a hearing to be held on November 9, 1995, during which the order on the fees and expenses will be considered by the District Court. Pending such order, the agreed upon fees and expenses have been deposited into an interest-bearing escrow account.

Cinergy, CG&E, and PSI

Also, see Notes 2, 3, and 8 of the "Notes to Financial Statements" in "Part I - Financial Information".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

       Exhibit
     Designation                        Nature of Exhibit

Cinergy and CG&E

         4-a             Loan Agreement between CG&E and the
                         State of Ohio Air Quality Development
                         Authority dated as of September 13,
                         1995.
Cinergy and CG&E

         4-b             Loan Agreement between CG&E and the
                         State of Ohio Air Quality Development
                         Authority dated as of September 13,
                         1995.

Cinergy, CG&E, PSI, and ULH&P

         27              Financial Data Schedules (included in
                         electronic submission only).

Cinergy, CG&E, PSI, and ULH&P

(b)  No reports on Form 8-K were filed during the quarter ended September
30, 1995.

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

                                                  CINERGY CORP.
                                      The Cincinnati Gas & Electric Company
                                                PSI Energy, Inc.
                                      The Union Light, Heat and Power Company
                                                   Registrants




Date:  November 8, 1995                         /S/J. Wayne Leonard
                                              Duly Authorized Officer


Date:  November 8, 1995                         /S/Charles J. Winger
                                              Chief Accounting Officer