Form 10-K/A
period 1995-12-31
CINERGY CORP
filed 1996-04-19
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                          FORM 10-K/A


                AMENDMENT NO. 1 TO ANNUAL REPORT
               PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             ON FORM 10-K FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 1995

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



________________________________________________________________

     The undersigned registrant, Cinergy Corp., hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Form 10-K), as set forth below:

                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The exhibit list pertaining to Cinergy Corp. contained on pages 158-168 of the Form 10-K provided pursuant to Item 14(c) of Regulation S-K is hereby amended and restated in its entirety as set forth below:

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the SEC and are incorporated herein by reference and made a part hereof. Exhibits identified by a double asterisk (**) were previously filed with the Form 10-K. Exhibits not so identified are filed herewith.

  Exhibit
Designation                    Nature of Exhibit_______________

   3-a *Certificate of Incorporation of Cinergy. (Exhibit to Cinergy's 1993 Form 10-K in File No. 1-11377.)

   3-b *By-laws of Cinergy as amended January 25, 1996. (Exhibit to Cinergy's Form U-1 Declaration filed February 23, 1996, in File No. 70-8807.)

   4-a *Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee (Exhibit A-Part 3 in File No. 70-258), and LaSalle National Bank as Successor Trustee (Supplemental Indenture dated March 30, 1984).

   4-b *Nineteenth Supplemental Indenture between PSI and The First National Bank of Chicago dated January 1, 1972. (Exhibit to File No. 2-42545.)

   4-c *Twenty-third Supplemental Indenture between PSI and The First National Bank of Chicago dated January 1, 1977. (Exhibit to File No. 2-57828.)

   4-d *Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978. (Exhibit to File No. 2-62543.)
   4-e *Twenty-seventh Supplemental Indenture between PSI and The First National Bank of Chicago dated March 1, 1979. (Exhibit to File No. 2-63753.)

  Exhibit
Designation                   Nature of Exhibit

   4-f *Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984. (Exhibit to PSI's 1984 Form 10-K in File No. 1-3543.)

   4-g *Thirty-ninth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 15, 1987. (Exhibit to PSI's 1987 Form 10-K in File No. 1-3543.)

   4-h *Forty-first Supplemental Indenture between PSI and The First National Bank of Chicago dated June 15, 1988. (Exhibit to PSI's 1988 Form 10-K in File No. 1-3543.)

   4-i *Forty-second Supplemental Indenture between PSI and The First National Bank of Chicago dated August 1, 1988. (Exhibit to PSI's 1988 Form 10-K in File No. 1-3543.)

   4-j *Forty-fourth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 15, 1990. (Exhibit to PSI's 1990 Form 10-K in File No. 1-3543.)

   4-k *Forty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 15, 1990. (Exhibit to PSI's 1990 Form 10-K in File No. 1-3543.)

   4-l *Forty-sixth Supplemental Indenture between PSI and The First National Bank of Chicago dated June 1, 1990. (Exhibit to PSI's 1991 Form 10-K in File No. 1-3543.)

   4-m *Forty-seventh Supplemental Indenture between PSI and The First National Bank of Chicago dated July 15, 1991. (Exhibit to PSI's 1991 Form 10-K in File No. 1-3543.)

   4-n *Forty-eighth Supplemental Indenture between PSI and The First National Bank of Chicago dated July 15, 1992. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   4-o *Forty-ninth Supplemental Indenture between PSI and The First National Bank of Chicago dated February 15, 1993. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   4-p *Fiftieth Supplemental Indenture between PSI and The First National Bank of Chicago dated February 15, 1993. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

  Exhibit
Designation                 Nature of Exhibit____________

   4-q *Fifty-first Supplemental Indenture between PSI and The First National Bank of Chicago dated February 1, 1994. (Exhibit to PSI's 1993 Form 10-K in File No. 1-3543.)

   4-r *Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and The First National Bank of Chicago, as Trustee. (Exhibit to PSI's Form 10-K/A, Amendment No. 2, dated July 15, 1993, in File No. 1-3543.)

   4-s *Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and The First National Bank of Chicago, as Trustee. (Exhibit to PSI's Form 10-K/A, Amendment No. 2, dated July 15, 1993, in File No. 1-3543.)

   4-t *Original Indenture (First Mortgage Bonds) between CG&E and The Bank of New York (as Trustee) dated as of August 1, 1936. (Exhibit to CG&E's Registration Statement No. 2-2374.)

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

  Exhibit
Designation                 Nature of Exhibit______________

   4-z *Thirty-second Supplemental Indenture between CG&E and The Bank of New York dated as of December 15, 1991. (Exhibit to CG&E's Registration Statement No. 33-45115.)

   4-aa *Thirty-third Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992. (Exhibit to CG&E's Registration Statement No. 33-53578.)

   4-bb *Thirty-fourth Supplemental Indenture between CG&E and The Bank of New York dated as of October 1, 1993. (Exhibit to CG&E's September 30, 1993, Form 10-Q in File No. 1-1232.)

   4-cc *Thirty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of January 1, 1994. (Exhibit to CG&E's Registration Statement No. 33-52335.)

   4-dd *Thirty-sixth Supplemental Indenture between CG&E and The Bank of New York dated as of February 15, 1994. (Exhibit to CG&E's Registration Statement No. 33-52335.)

   4-ee *Loan Agreement between CG&E and County of Boone, Kentucky dated as of February 1, 1985. (Exhibit to CG&E's 1984 Form 10-K in File No. 1-1232.)

   4-ff *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

   4-gg *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

   4-hh *Repayment Agreement between CG&E and The Dayton Power and Light Company dated as of December 23, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

   4-ii *Loan Agreement between CG&E and State of Ohio Water Development Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

  Exhibit
Designation                 Nature of Exhibit_______________

   4-jj *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

   4-kk *Loan Agreement between CG&E and County of Boone, Kentucky dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

   4-ll *Original Indenture (Unsecured Debt Securities) between CG&E and The Fifth Third Bank dated as of May 15, 1995. (Exhibit to CG&E's Form 8-A dated July 24, 1995, in File No. 1-1232.)

   4-mm *First Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 1, 1995. (Exhibit to CG&E's June 30, 1995, Form 10-Q in File No. 1-1232.)

   4-nn *Second Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 30, 1995. (Exhibit to CG&E's Form 8-A dated July 24, 1995, in File No. 1-1232.)

   4-oo *Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File No. 1-1232.)

   4-pp *Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File No. 1-1232.)

   4-qq *Original Indenture (First Mortgage Bonds) between ULH&P and The Bank of New York dated as of February 1, 1949. (Exhibit to ULH&P's Registration Statement No. 2-7793.)

   4-rr *Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967. (Exhibit to CG&E's Registration Statement No. 2-60961.)

  Exhibit
Designation                Nature of Exhibit

   4-ss *Seventh Supplemental Indenture between ULH&P and The Bank of New York dated as of October 1, 1973. (Exhibit to CG&E's Registration Statement No. 2-60961.)

   4-tt *Eighth Supplemental Indenture between ULH&P and The Bank of New York dated as of December 1, 1978. (Exhibit to CG&E's Registration Statement No. 2-63591.)

   4-uu *Thirteenth Supplemental Indenture between ULH&P and The Bank of New York dated as of August 1, 1992. (Exhibit to ULH&P's 1992 Form 10-K in File No. 2-7793.)

   4-vv *Original Indenture (Unsecured Debt Securities) between ULH&P and the Fifth Third Bank dated as of July 1, 1995. (Exhibit to ULH&P's June 30, 1995, Form 10-Q in File No. 2-7793.)

   4-ww *First Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of July 15, (Exhibit to ULH&P's June 30, 1995, Form 10-Q in File No. 2-7793.)

   10-a *+Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, Cinergy Corp. (an Ohio corporation), Cinergy (a Delaware corporation), PSI Resources, Inc., PSI, and Jackson H. Randolph. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-b *+Amended and Restated Employment Agreement dated July 2, 1993, among PSI Resources, Inc., PSI, CG&E, Cinergy, Cinergy Sub, Inc., and James E. Rogers, Jr. (Exhibit to Cinergy's Amendment No. 3 to Form S-4, filed October 8, 1993.)

   10-c **+First Amendment to Amended and Restated Employment Agreement dated December 12, 1995, retroactively effective to October 24, 1994, amended and restated July 2, 1993, among Cinergy, Services, CG&E, PSI, and James E. Rogers.

  Exhibit
Designation                 Nature of Exhibit________________

   10-d *+Employment Agreement dated January 1, 1995, among Cinergy, CG&E, Services, Inc., Investments, PSI, and William J. Grealis. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

    10-e **Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and Larry E. Thomas.

    10-f **First Amendment to Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and Larry E. Thomas.

    10-g **Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and J. Wayne Leonard.

    10-h **First Amendment to Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and J. Wayne Leonard.

    10-i **Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and Cheryl M. Foley.

    10-j **First Amendment to Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and Cheryl M. Foley.

   10-k **First Amendment to the PSI Union Employees' 401(k) Savings Plan, dated December 31, 1995.

   10-l **First Amendment to the PSI Employees' 401(k) Savings Plan, dated December 31, 1995.

   10-m *+Employment Agreement dated October 4, 1993, among Cinergy, PSI, and John M. Mutz. (Exhibit to PSI Resources, Inc.'s September 30, 1993, Form 10-Q, File No. 1-9941.)

   10-n *+Deferred Compensation Agreement, effective as of January 1, 1992, between Cinergy and James E. Rogers, Jr. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

  Exhibit
Designation                 Nature of Exhibit____________

   10-o *+Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between Cinergy and James E. Rogers, Jr. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-p *+First Amendment to Split Dollar Life Insurance Agreement between Cinergy and James E. Rogers, Jr. dated December 11, 1992. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-q *+PSI Supplemental Retirement Plan amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   10-r *+PSI Excess Benefit Plan, formerly named the Supplemental Pension Plan, amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   10-s *CG&E Deferred Compensation and Investment Plan, as amended, effective January 1, 1989. (Exhibit to Cinergy's Form S-8, filed August 30, 1994.)

   10-t *CG&E Savings Incentive Plan, as amended, effective January 1, 1989. (Exhibit to Cinergy's Form S-8, filed August 30, 1994.)

   10-u *+Deferred Compensation Agreement between Jackson H. Randolph and Cinergy dated January 1, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

   10-v *+Supplemental Executive Retirement Income Plan between CG&E and certain executive officers. (Exhibit to CG&E's 1988 Form 10-K in File No. 1-1232.)

   10-w *+Amendment to Supplemental Executive Retirement Income Plan between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in File No 1-1232.)

  Exhibit
Designation                 Nature of Exhibit

   10-x **+Amended and Restated Supplemental Retirement Income Plan between CG&E and Jackson H. Randolph.

   10-y *+Amendment to Executive Severance Agreement between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

   10-z   *+Executive Severance Agreement between CG&E and certain executive officers.  (Exhibit to CG&E's 1989 Form 10-K in File No. 1-1232.)

   10-aa *+Cinergy Stock Option Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-bb *+Cinergy Performance Shares Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-cc *+Cinergy Annual Incentive Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-dd *Cinergy Employee Stock Purchase and Savings Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-ee *Amendment to Cinergy Employee Stock Purchase and Savings Plan, adopted January 25, 1995, retroactively effective January 1, 1995. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-ff *+Cinergy Directors' Deferred Compensation Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-gg *+Cinergy Retirement Plan for Directors, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

  Exhibit
Designation                 Nature of Exhibit

   10-hh *+Cinergy Executive Supplemental Life Insurance Program adopted October 18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation Agreement, Executive Supplemental Life Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance Program Split Dollar Agreement II. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-ii *+Split Dollar Insurance Agreement, effective as of May 1, 1993, between Cinergy and Jackson H. Randolph. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-jj *PSI Union Employees' 401(k) Savings Plan, amended and restated October 24, 1994, effective January 1, 1992. (Exhibit to Cinergy's Form S-8, filed October 18, 1994.)

   10-kk *PSI Employees' 401(k) Savings Plan, amended and restated October 24, 1994, effective January 1, 1992. (Exhibit to Cinergy's Form S-8, filed October 18, 1994.)

   21  **Subsidiaries of Cinergy

   23  **Consent of Independent Public Accountants.

   24  **Power of Attorney.

   27  **Financial Data Schedules (included in electronic submission only).

   99-a **1995 Form 11-K Annual Report of Cinergy Directors' Deferred Compensation Plan.

   99-b 1995 Form 11-K Annual Report of Cinergy Employee Stock Purchase and Savings Plan.

+ Management contract, compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cinergy Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CINERGY CORP.
                                                   Registrant

Dated:  April 19, 1996

                                    By          Charles J. Winger
                                                   Comptroller