Form 10-Q
period 1996-03-31
CINERGY CORP
filed 1996-05-15
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549


 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

As of April 30, 1996, shares of Common Stock outstanding for each company were as listed:

            Company                                                 Shares
Cinergy Corp., par value $.01 per share                           157,679,129
The Cincinnati Gas & Electric Company, par value $8.50 per share   89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share   53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share   585,333

                                TABLE OF CONTENTS


 Item                                                               Page
Number                                                             Number

       Glossary of Terms . . . . . . . . . . . . . . . . . . .        3

                         PART I.  FINANCIAL INFORMATION

  1    Financial Statements
       Cinergy Corp.
         Consolidated Balance Sheets . . . . . . . . . . . . .
         Consolidated Statements of Income . . . . . . . . . .
         Consolidated Statements of Changes in Common
           Stock Equity. . . . . . . . . . . . . . . . . . . .
         Consolidated Statements of Cash Flows . . . . . . . .
         Results of Operations . . . . . . . . . . . . . . . .
       The Cincinnati Gas & Electric Company
         Consolidated Balance Sheets . . . . . . . . . . . . .
         Consolidated Statements of Income . . . . . . . . . .
         Consolidated Statements of Cash Flows . . . . . . . .
         Results of Operations . . . . . . . . . . . . . . . .
       PSI Energy, Inc.
         Consolidated Balance Sheets . . . . . . . . . . . . .
         Consolidated Statements of Income . . . . . . . . . .
         Consolidated Statements of Cash Flows . . . . . . . .
         Results of Operations . . . . . . . . . . . . . . . .
       The Union Light, Heat and Power Company
         Balance Sheets. . . . . . . . . . . . . . . . . . . .
         Statements of Income. . . . . . . . . . . . . . . . .
         Statements of Cash Flows. . . . . . . . . . . . . . .
         Results of Operations . . . . . . . . . . . . . . . .
       Notes to Financial Statements . . . . . . . . . . . . .
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .

PART II.  OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .
  4    Submission of Matters to a Vote of Security Holders . .
  5    Other Information . . . . . . . . . . . . . . . . . . .
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .
       Signatures. . . . . . . . . . . . . . . . . . . . . . .

GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION

1995 Form         Combined 1995 Annual Report on Form 10-K filed by Cinergy as
  10-K              amended, CG&E, PSI, and ULH&P


AFUDC             Allowance for funds used during construction

Avon Energy       Avon Energy Partners PLC, a Limited Liability Company and a
                    subsidiary of Avon Holdings

Avon Holdings     Avon Energy Partners Holdings, a joint venture between
                    Cinergy and GPU, organized in the United Kingdom as an Unlimited Liability Company

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

Cinergy or        Cinergy Corp.
  Company

Clean Coal        A joint arrangement by PSI and Destec Energy, Inc. for a
  Project 262-mw clean coal power generating facility located at Wabash River Generating Station, which was placed in service in November 1995

CWIP              Construction work in progress

DSM               Demand-side management

FASB              Financial Accounting Standards Board

February 1995     An IURC order issued in February 1995
  Order

FERC              Federal Energy Regulatory Commission

GPU               General Public Utilities Corporation

IBEW              International Brotherhood of Electrical Workers

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

IURC              Indiana Utility Regulatory Commission

kwh               Kilowatt-hour

May 1992 Order    A PUCO order issued in May 1992

Mcf               Thousand cubic feet

M.E. Holdings     M.E. Holdings, Inc. (a subsidiary of Investments)

Mega-NOPR         FERC's Notice of Proposed Rulemaking Promoting Wholesale
                    Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities

Merger Costs      Merger transaction costs and costs to achieve merger savings

    TERM                                   DEFINITION

Midlands          Midlands Electricity plc

Money Pool        Participants with surplus short-term funds, whether from
                    internal or external sources, provide short-term loans to other system companies at rates that approximate the costs of the funds in the money pool

Moody's           Moody's Investors Service

mw                Megawatt

NOPR              FERC's Notice of Proposed Rulemaking

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUCO              Public Utilities Commission of Ohio

PUHCA             Public Utility Holding Company Act of 1935

RUS               Rural Utilities Service, previously called the Rural
                    Electrification Administration

Statement 121     Statement of Financial Accounting Standards No. 121,
                    "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", issued in March 1995 by the FASB, is a new accounting standard requiring impairment losses on long-lived assets be recognized when an asset's book value exceeds its expected future cash flows

the Plan          The Cinergy 1996 Long-Term Incentive Compensation Plan

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

WVPA              Wabash Valley Power Association

Zimmer            William H. Zimmer Generating Station

CINERGY CORP.
AND SUBSIDIARY COMPANIES

                                    CINERGY CORP.

                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)

ASSETS

                                                    March 31     December 31
                                                      1996           1995
                                                     (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                       $8 645 996    $8 617 695
    Gas                                               684 822       680 339
    Common                                            184 142       184 694
                                                    9 514 960     9 482 728
  Accumulated depreciation                          3 417 926     3 367 432
                                                    6 097 034     6 115 296

  CWIP                                                135 045       135 852
      Total utility plant                           6 232 079     6 251 148

Current Assets
  Cash and temporary cash investments                  67 562        35 052
  Restricted deposits                                   1 387         2 336
  Accounts receivable less accumulated
    provision of $10,967 at March 31, 1996,
    and $10,360 at December 31, 1995,
    for doubtful accounts                             191 775       371 150
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production               101 280       122 409
    Gas stored for current use                          8 556        21 493
    Other materials and supplies                       89 973        85 076
  Property taxes applicable to subsequent year         87 617       116 822
  Prepayments and other                                37 632        32 347
                                                      585 782       786 685

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes         423 611       423 493
    Post-in-service carrying costs and deferred
      operating expenses                              188 113       187 190
    Phase-in deferred return and depreciation          99 082       100 388
    Deferred DSM costs                                130 137       129 400
    Deferred merger costs                              55 309        56 824
    Unamortized costs of reacquiring debt              74 532        73 904
    Other                                              66 585        74 911
  Other                                               185 784       136 121
                                                    1 223 153     1 182 231

                                                   $8 041 014    $8 220 064

The accompanying notes as they relate to Cinergy are an integral part of these consolidated financial statements.

                                 CINERGY CORP.

CAPITALIZATION AND LIABILITIES


                                                     March 31    December 31
                                                       1996          1995
                                                     (dollars in thousands)
Common Stock Equity
  Common stock - $.01 par value; authorized
    shares - 600,000,000; outstanding shares -
    157,679,129 at March 31, 1996, and 157,670,141
    at December 31, 1995                            $    1 577   $    1 577
  Paid-in capital                                    1 595 435    1 597 050
  Retained earnings                                    992 558      950 216
      Total common stock equity                      2 589 570    2 548 843

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption                  227 885      227 897
  Subject to mandatory redemption                      160 000      160 000

Long-term Debt                                       2 522 784    2 530 766
      Total capitalization                           5 500 239    5 467 506

Current Liabilities
  Long-term debt due within one year                    60 400      201 900
  Notes payable                                         96 300      165 800
  Accounts payable                                     280 814      268 139
  Litigation settlement                                 80 000       80 000
  Accrued taxes                                        324 170      317 185
  Accrued interest                                      41 807       55 995
  Other                                                 53 053       57 202
                                                       936 544    1 146 221

Other Liabilities
  Deferred income taxes                              1 141 769    1 120 900
  Unamortized investment tax credits                   182 815      185 726
  Accrued pension and other postretirement benefit
    costs                                              183 272      171 771
  Other                                                 96 375      127 940
                                                     1 604 231    1 606 337

                                                    $8 041 014   $8 220 064

                                                 CINERGY CORP.

                                       CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                      Quarter Ended              Twelve Months Ended
                                                         March 31                     March 31
                                                    1996          1995           1996          1995

                                                        (in thousands, except per share amounts)
Operating Revenues
  Electric                                        $684 840      $632 466      $2 664 953     $2 458 673
  Gas                                              199 155       175 211         434 796        388 458
                                                   883 995       807 677       3 099 749      2 847 131

Operating Expenses
  Fuel used in electric production                 191 452       185 909         722 297        722 116
  Gas purchased                                     93 225        94 493         204 982        200 761
  Purchased and exchanged power                     27 621         5 666          69 587         34 957
  Other operation                                  146 134       116 739         549 985        550 760
  Maintenance                                       43 642        44 322         181 500        199 279
  Depreciation                                      70 195        73 456         276 498        295 650
  Amortization of phase-in deferrals                 3 400          -             12 491           -
  Post-in-service deferred operating
    expenses - net                                    (843)       (2 004)         (1 339)        (6 545)
  Phase-in deferred depreciation                      -             -               -              (848)
  Income taxes                                      73 983        62 519         232 893        154 215
  Taxes other than income taxes                     65 737        63 948         257 322        244 949
                                                   714 546       645 048       2 506 216      2 395 294

Operating Income                                   169 449       162 629         593 533        451 837

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                                351           954           1 361          3 625
  Post-in-service carrying costs                       343         2 568             961         10 147
  Phase-in deferred return                           2 093         2 134           8 496          9 864
  Income taxes                                       3 218         1 094           9 482         10 847
  Other - net                                       (7 676)       (1 051)         (9 676)       (29 261)
                                                    (1 671)        5 699          10 624          5 222

Income Before Interest and Other Charges           167 778       168 328         604 157        457 059

Interest and Other Charges
  Interest on long-term debt                        49 135        55 061         207 985        218 162
  Other interest                                     2 871         5 311          18 386         22 321
  Allowance for borrowed funds used
    during construction                             (1 138)       (2 311)         (6 892)       (11 452)
  Preferred dividend requirements of
    subsidiaries                                     6 769         8 657          28 965         34 630
                                                    57 637        66 718         248 444        263 661

Net Income                                        $110 141      $101 610      $  355 713     $  193 398

Average Common Shares Outstanding                  157 675       155 682         157 113        149 873

Earnings Per Common Share                             $.70          $.65           $2.27          $1.27

Dividends Declared Per Common Share                   $.43          $.43           $1.72          $1.55

The accompanying notes as they relate to Cinergy are an integral part of these consolidated financial statements.

                                              CINERGY CORP.
                         CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                               (unaudited)

                                       Common       Paid-in          Retained       Total Common
                                       Stock        Capital          Earnings       Stock Equity
                                                      (dollars in thousands)
Quarter Ended March 31, 1996

Balance January 1, 1996                $1 577     $1 597 050        $ 950 216        $2 548 843
Net income                                                            110 141           110 141
Issuance of 8,988 shares of common
  stock - net                                            311                                311
Dividends on common stock (see page
  8 for per share amounts)                                            (67 799)          (67 799)
Other                                                 (1 926)                            (1 926)

Balance March 31, 1996                 $1 577     $1 595 435        $ 992 558        $2 589 570

Quarter Ended March 31, 1995

Balance January 1, 1995                $1 552     $1 535 658        $ 877 061        $2 414 271
Net income                                                            101 610           101 610
Issuance of 722,439 shares of
  common stock - net                        7         18 004                             18 011
Common stock issuance expenses                          (184)                              (184)
Dividends on common stock (see page
  8 for per share amounts)                                            (66 814)          (66 814)

Balance March 31, 1995                 $1 559     $1 553 478        $ 911 857        $2 466 894

Twelve Months Ended March 31, 1996

Balance April 1, 1995                  $1 559     $1 553 478        $ 911 857        $2 466 894
Net income                                                            355 713           355 713
Issuance of 1,758,652 shares of
  common stock - net                       18         42 650                             42 668
Common stock issuance expenses                           (45)                               (45)
Dividends on common stock (see page
  8 for per share amounts)                                           (269 836)         (269 836)
Other                                                   (648)          (5 176)           (5 824)

Balance March 31, 1996                 $1 577     $1 595 435        $ 992 558        $2 589 570

Twelve Months Ended March 31, 1995

Balance April 1, 1994                  $1 460     $1 329 588        $ 951 553        $2 282 601
Net income                                                            193 398           193 398
Issuance of 8,829,293 shares of
  common stock - net                       99        228 695                            228 794
Common stock issuance expenses                        (5 386)                            (5 386)
Dividends on common stock (see page
  8 for per share amounts)                                           (232 573)         (232 573)
Other                                                    581             (521)               60

Balance March 31, 1995                 $1 559     $1 553 478        $ 911 857        $2 466 894

The accompanying notes as they relate to Cinergy are an integral part of these consolidated financial statements.

                                                               CINERGY CORP.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (unaudited)

                                                              Year to Date                 Twelve Months Ended
                                                                March 31                        March 31
                                                           1996          1995              1996          1995
                                                                             (in thousands)

Operating Activities
  Net income                                           $ 110 141      $ 101 610        $  355 713      $ 193 398
  Items providing (using) cash currently
    Depreciation                                          70 195         73 456           276 498        295 650
    Deferred income taxes and investment tax
      credits - net                                       16 978          1 769            43 620         24 104
    Allowance for equity funds used during
      construction                                          (351)          (954)           (1 361)        (3 625)
    Regulatory assets - net                                9 961           (946)           11 933        (38 537)
    Changes in current assets and current
      liabilities
        Restricted deposits                                  (24)            15            (1 074)        10 105
        Accounts receivable, net of reserves on
          receivables sold                               143 778         20 251            51 886         84 990
        Materials, supplies, and fuel                     29 169         16 830            63 553        (48 944)
        Accounts payable                                  12 675        (80 462)           94 809        (25 056)
        Accrued taxes and interest                        (7 203)        37 224            12 208          7 998
    Other items - net                                    (16 003)        13 343           (17 210)        62 404
          Net cash provided by (used in)
            operating activities                         369 316        182 136           890 575        562 487

Financing Activities
  Issuance of common stock                                   311         17 827            42 623        223 408
  Issuance of long-term debt                                -              -              344 280         59 910
  Funds on deposit from issuance of long-
    term debt                                                973          5 729             5 231         24 449
  Retirement of preferred stock of subsidiaries               (5)          -              (93 471)       (40 422)
  Redemption of long-term debt                          (150 289)       (87 517)         (461 605)       (87 952)
  Change in short-term debt                              (69 500)         1 201          (133 801)       (16 668)
  Dividends on common stock                              (67 799)       (66 814)         (269 836)      (232 573)
          Net cash provided by (used in)
            financing activities                        (286 309)      (129 574)         (566 579)       (69 848)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)           (49 760)       (78 214)         (296 451)      (468 903)
  Deferred DSM costs - net                                  (737)        (8 949)          (17 061)       (48 375)
  Equity investment in Argentine utility                    -              -               19 799           -___
          Net cash provided by (used in)
            investing activities                         (50 497)       (87 163)         (293 713)      (517 278)

Net increase (decrease) in cash and
  temporary cash investments                              32 510        (34 601)           30 283        (24 639)

Cash and temporary cash investments at
  beginning of period                                     35 052         71 880            37 279         61 918

Cash and temporary cash investments at
  end of period                                        $  67 562      $  37 279         $  67 562      $  37 279

The accompanying notes as they relate to Cinergy are an integral part of these consolidated financial statements.

CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter and twelve months ended March 31, 1996. For information concerning the results of operations for each of the other registrants for the same quarter ended, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996

Kwh Sales

Kwh sales for the quarter ended March 31, 1996, increased 12.7% as compared to the same period last year. This increase was due to higher kwh sales to all customer classes. Increased residential and commercial sales reflected colder weather during the first quarter of 1996 and an increase in the average number of customers. Sales to industrial customers increased due to growth in the food products, primary metals, and chemicals sectors. Increased activity in Cinergy's power marketing operations led to higher non-firm power sales for resale.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1996 increased 12.7% as compared to the first quarter of 1995. Colder weather during the winter heating season and increases in the average number of customers led to higher gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes mainly reflects demand for gas transportation services in the primary metals and transportation equipment sectors and in both the non-electrical and electrical machinery sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended March 31, 1996, increased $53 million (8.3%) as compared to the same period last year. This increase primarily resulted from increased kwh sales, as previously discussed. In addition, PSI's 4.3% retail rate increase approved in the February 1995 Order and a 1.9% rate increase for carrying costs on CWIP property which was
approved by the IURC in March 1995 contributed to the increase.   These
increases were partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

An analysis of electric operating revenues is shown below:

                                                             Quarter
                                                          Ended March 31
                                                          (in millions)

Electric operating revenues - March 31, 1995                   $632
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                       (6)
    Sales for resale
      Firm power obligations                                     (5)
      Non-firm power transactions                                 4
  Total change in price per kwh                                  (7)

  Kwh sales
    Retail                                                       41
    Sales for resale
      Firm power obligations                                      5
      Non-firm power transactions                                14
  Total change in kwh sales                                      60

Electric operating revenues - March 31, 1996                   $685

Gas Operating Revenues

Gas operating revenues increased $24 million (13.7%) in the first quarter of 1996 when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes.

Operating Expenses

Purchased and Exchanged Power

Purchased and exchanged power increased $22 million for the quarter ended March 31, 1996, when compared to the same period last year, primarily reflecting increased power purchases utilized in connection with increased non-firm power sales for resale during the period.

Other Operation

Other operation expenses for the quarter ended March 31, 1996, increased $29 million (25.2%), as compared to the same period last year. This increase reflects the amortization of deferred DSM costs, an increase in the ongoing level of DSM expenses and higher administrative and general expenses as a result of a number of items including the recognition by PSI of postretirement benefit costs on an accrual basis and the amortization of deferred postretirement benefit costs and deferred Merger Costs, both of which are being recovered in revenues pursuant to the February 1995 Order.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

Phase-in deferred return and amortization of phase-in deferrals reflect a PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order. In the first three years of the rate phase-in plan, rates charged to customers did not fully recover depreciation expense and return on investment. This deficiency has been deferred and is being recovered over a seven-year period that began in May 1995.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $2 million (86.6%) for the first quarter of 1996, from the comparable period of 1995 as a result of PSI's discontinuing the accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order.

Interest and Other Charges

Interest on Long-term Debt and Other Interest

Interest charges decreased $8 million (13.9%) for the three months ended March 31, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt by CG&E and ULH&P during the period from March 1995 through November 1995 and the redemption of $151.5 million in the first quarter of 1996. Additionally, interest on short-term debt decreased as PSI and ULH&P borrowed funds through an internally funded Money Pool, reducing outside borrowings at higher interest rates.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $2 million (21.8%) for the quarter ended March 31, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MARCH 31, 1996

Kwh Sales

Kwh sales increased 8.4% for the twelve months ended March 31, 1996, from the comparable period of last year reflecting higher kwh sales to all customer classes. Significantly contributing to the higher kwh sales were increased sales to residential and commercial customers as a result of warmer weather during the 1995 summer cooling season and colder weather during the fourth quarter of 1995 and the first quarter of 1996. Additionally, the increase reflects a higher average number of residential and commercial customers, while industrial sales increased primarily due to growth in the primary metals, chemicals, and food products sectors. Increased activity in Cinergy's power marketing operations led to higher non-firm power sales for resale.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended March 31, 1996, increased 16.0% when compared to the twelve months ended March 31, 1995. Colder weather during the 1995 winter heating season led to increases in gas sales to residential and commercial customers. Industrial sales decreased as customers continued the previously mentioned shift in demand toward transportation services. This increase in Mcf transported of 17.3% was mainly reflective of continued growth in demand for gas transportation services in the primary metals, transportation equipment, and food products sectors.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the twelve months ended March 31, 1996, increased $206 million (8.4%), reflecting increased kwh sales and PSI's rate increases, as previously discussed and CG&E's electric rate increase which became effective in May 1994. The aforementioned operation of fuel adjustment clauses partially offset these increases.

An analysis of electric operating revenues is shown below:

                                                    Twelve Months
                                                   Ended March 31
                                                    (in millions)

Electric operating revenues - March 31, 1995            $2 459
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                  23
    Sales for resale
      Firm power obligations                               (10)
      Non-firm power transactions                           11
  Total change in price per kwh                             24

  Kwh sales
    Retail                                                 153
    Sales for resale
      Firm power obligations                                10
      Non-firm power transactions                           20
  Total change in kwh sales                                183

  Other                                                     (1)

Electric operating revenues - March 31, 1996            $2 665

Gas Operating Revenues

Gas operating revenues increased $46 million (11.9%) for the twelve months ended March 31, 1996, when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes and was partially offset by the operation of fuel adjustment clauses reflecting a decline in the average cost of gas purchased for the period. An increase in the relative volume of gas transported to gas sold, as previously discussed, also served to partially offset this increase.
Providing transportation services does not necessitate the recovery of gas purchased costs by CG&E. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Purchased and Exchanged Power

Purchased and exchanged power increased $35 million (99.1%) for the twelve months ended March 31, 1996, when compared to the same period of last year, reflecting increased power purchases utilized in connection with increased non-firm power sales for resale during the period.

Maintenance

The decrease in maintenance expense of $18 million (8.9%) for the twelve months ended March 31, 1996, as compared to the same period of last year, was primarily due to reduced maintenance on electric production and electric and gas distribution facilities.

Depreciation

Depreciation expense decreased $19 million (6.5%) for the twelve months ended March 31, 1996, as compared to the same period of last year. This decrease primarily reflects the adoption of lower depreciation rates by PSI effective in March 1995 pursuant to the February 1995 Order.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

As previously discussed, phase-in deferred return and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order.

Post-in-service Deferred Operating Expenses-Net

Post-in-service deferred operating expenses decreased $5 million (79.5%) for the twelve months ended March 31, 1996, from the comparable period of last year as a result of PSI's ceasing deferral of depreciation on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order.

Taxes Other than Income Taxes

Taxes other than income taxes increased $12 million (5.1%) over the same period of 1995 primarily due to increased property taxes resulting from a greater investment in taxable property and higher property tax rates.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $9 million (90.5%) for the twelve months ended March 31, 1996, from the comparable period of last year. This decrease is a result of PSI's discontinuing the accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order.

Other - net

Other - net increased $20 million (66.9%) for the twelve months ended March 31, 1996, reflecting $4 million of interest on an income tax refund related to prior years, a $10 million gain on the sale of Cinergy's investment in an Argentine utility, and charges of $17 million in 1994 for merger-related and other expenditures which cannot be recovered from customers. These items were partially offset by a number of factors, including charges associated with winding down certain non-utility activities during 1995.

Interest and Other Charges

Interest on Long-term Debt and Other Interest

Interest charges decreased $14 million (5.9%) for the twelve months ended March 31, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt by CG&E and ULH&P during the period from March 1995 through November 1995 and the redemption of $151.5 million in the first quarter of 1996. Additionally, interest on short-term debt decreased as PSI and ULH&P borrowed funds through an internally funded Money Pool, reducing outside borrowings at higher interest rates.

Preferred Dividend Requirements of Subsidiaries

The decrease in the preferred dividend requirements of subsidiaries of $6 million (16.4%) for the twelve months ended March 31, 1996, from the same period of 1995 was primarily due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

THE CINCINNATI GAS &
 ELECTRIC COMPANY
   AND SUBSIDIARY COMPANIES

                     THE CINCINNATI GAS & ELECTRIC COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

ASSETS

                                                      March 31     December 31
                                                        1996          1995
                                                      (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                         $4 584 216    $4 564 711
    Gas                                                 684 822       680 339
    Common                                              182 871       183 422
                                                      5 451 909     5 428 472
  Accumulated depreciation                            1 766 273     1 730 232
                                                      3 685 636     3 698 240

  CWIP                                                   74 017        77 661
      Total utility plant                             3 759 653     3 775 901

Current Assets
  Cash and temporary cash investments                    47 967         6 612
  Restricted deposits                                     1 168         1 144
  Notes receivable from affiliated companies             77 872        24 715
  Accounts receivable less accumulated provision
    of $10,481 at March 31, 1996, and $9,615 at
    December 31, 1995, for doubtful accounts            104 842       292 493
  Accounts receivable from affiliated companies          16 717        17 162
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                  30 145        40 395
    Gas stored for current use                            8 556        21 493
    Other materials and supplies                         57 610        55 388
  Property taxes applicable to subsequent year           87 617       116 822
  Prepayments and other                                  34 828        30 572
                                                        467 322       606 796

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes           390 783       397 155
    Post-in-service carrying costs and deferred
      operating expenses                                147 230       148 316
    Phase-in deferred return and depreciation            99 082       100 388
    Deferred DSM costs                                   23 426        19 158
    Deferred merger costs                                14 403        14 538
    Unamortized costs of reacquiring debt                40 687        39 428
    Other                                                36 124        41 025
  Other                                                  79 381        54 691
                                                        831 116       814 699

                                                     $5 058 091    $5 197 396

The accompanying notes as they relate to CG&E are an integral part of these consolidated financial statements.

                    THE CINCINNATI GAS & ELECTRIC COMPANY

CAPITALIZATION AND LIABILITIES

                                                       March 31    December 31
                                                         1996         1995
                                                       (dollars in thousands)

Common Stock Equity
  Common stock - $8.50 par value; authorized shares
    - 120,000,000; outstanding shares - 89,663,086
    at March 31, 1996, and December 31, 1995          $  762 136   $  762 136
  Paid-in capital                                        339 101      339 101
  Retained earnings                                      473 512      427 226
      Total common stock equity                        1 574 749    1 528 463

Cumulative Preferred Stock
  Not subject to mandatory redemption                     40 000       40 000
  Subject to mandatory redemption                        160 000      160 000

Long-term Debt                                         1 694 391    1 702 650
      Total capitalization                             3 469 140    3 431 113

Current Liabilities
  Long-term debt due within one year                      10 000      151 500
  Accounts payable                                       161 840      138 735
  Accounts payable to affiliated companies                 4 160       20 468
  Accrued taxes                                          226 206      250 189
  Accrued interest                                        30 149       31 299
  Other                                                   36 898       40 409
                                                         469 253      632 600

Other Liabilities
  Deferred income taxes                                  810 257      795 385
  Unamortized investment tax credits                     127 361      129 372
  Accrued pension and other postretirement benefit
    costs                                                122 863      117 641
  Other                                                   59 217       91 285
                                                       1 119 698    1 133 683

                                                      $5 058 091   $5 197 396

                    THE CINCINNATI GAS & ELECTRIC COMPANY

                      CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                                            Quarter Ended
                                                               March 31
                                                            1996      1995
                                                            (in thousands)

Operating Revenues
  Electric (including $12,348 and $6,949 from
    affiliated companies for 1996 and 1995,
    respectively)                                         $375 629   $349 956
  Gas                                                      199 155    175 211
                                                           574 784    525 167

Operating Expenses
  Fuel used in electric production                          97 107     84 073
  Gas purchased                                             93 225     94 493
  Purchased and exchanged power
    Non-affiliated companies                                 6 433        916
    Affiliated companies                                     6 736      9 589
  Other operation                                           79 580     68 922
  Maintenance                                               20 979     23 533
  Depreciation                                              39 987     39 537
  Amortization of phase-in deferrals                         3 400       -
  Amortization of post-in-service deferred operating
    expenses                                                   823        823
  Income taxes                                              54 890     43 346
  Taxes other than income taxes                             51 569     50 656
                                                           454 729    415 888

Operating Income                                           120 055    109 279

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                                        351        596
  Phase-in deferred return                                   2 093      2 134
  Income taxes                                               1 681      1 207
  Other - net                                                 (686)       965
                                                             3 439      4 902

Income Before Interest                                     123 494    114 181

Interest
  Interest on long-term debt                                32 100     37 111
  Other interest                                               462        826
  Allowance for borrowed funds used
    during construction                                       (823)      (980)
                                                            31 739     36 957


Net Income                                                  91 755     77 224

Preferred Dividend Requirement                               3 474      5 362

Net Income Applicable to Common Stock                     $ 88 281   $ 71 862

The accompanying notes as they relate to CG&E are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                          Year to Date
                                                            March 31
                                                       1996          1995
                                                         (in thousands)

Operating Activities
  Net income                                        $  91 755      $  77 224
  Items providing (using) cash currently
    Depreciation                                       39 987         39 537
    Deferred income taxes and investment
      tax credits - net                                19 368         (2 056)
    Allowance for equity funds used
      during construction                                (351)          (596)
    Regulatory assets - net                             7 165          3 007
    Changes in current assets and current
      liabilities
        Restricted deposits                               (24)            (1)
        Accounts and notes receivable, net of
          reserves on receivables sold                111 135         16 428
        Materials, supplies, and fuel                  20 965         18 867
        Accounts payable                                6 797        (30 544)
        Accrued taxes and interest                    (25 133)        27 362
    Other items - net                                  (6 590)        10 159
          Net cash provided by (used in)
            operating activities                      265 074        159 387

Financing Activities
  Redemption of long-term debt                       (150 289)       (87 462)
  Change in short-term debt                              -           (13 500)
  Dividends on preferred stock                         (3 474)        (5 362)
  Dividends on common stock                           (41 995)       (51 650)
          Net cash provided by (used in)
            financing activities                     (195 758)      (157 974)

Investing Activities
  Construction expenditures (less
    allowance for equity funds used
    during construction)                              (23 693)       (35 727)
  Deferred DSM costs - net                             (4 268)        (2 139)
          Net cash provided by (used in)
            investing activities                      (27 961)       (37 866)

Net increase (decrease) in cash and
  temporary cash investments                           41 355        (36 453)

Cash and temporary cash investments at
  beginning of period                                   6 612         52 516

Cash and temporary cash investments at
  end of period                                     $  47 967      $  16 063

The accompanying notes as they relate to CG&E are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996

Kwh Sales

Kwh sales for the quarter ended March 31, 1996, increased 13.7% over the same period of 1995, due in large part to higher non-firm power sales for resale to PSI. Also contributing to the total kwh sales levels were increased sales to all retail customer classes. Higher residential and commercial sales resulted from colder weather during the period and increases in the average number of customers. Increased industrial sales primarily reflect growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1996 increased 12.7% as compared to the first quarter of 1995. Colder weather during the winter heating season and increases in the average number of customers led to higher gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes mainly reflects demand for gas transportation services in the primary metals and transportation equipment sectors and in both the non-electrical and electrical machinery sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $26 million (7.3%) for the quarter ended March 31, 1996, over the comparable period of 1995. This increase primarily reflects the higher kwh sales discussed above.

An analysis of electric operating revenues is shown below:

                                                     Quarter
                                                  Ended March 31
                                                   (in millions)

Electric operating revenues - March 31, 1995           $350
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                               (1)
    Sales for resale
      Non-firm power transactions                        (7)
  Total change in price per kwh                          (8)

  Kwh sales
    Retail                                               21
    Sales for resale
      Non-firm power transactions                        13
  Total change in kwh sales                              34

Electric operating revenues - March 31, 1996           $376

Gas Operating Revenues

Gas operating revenues increased $24 million (13.7%) in the first quarter of 1996 when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $13 million (15.5%) for the quarter as compared to last year.

An analysis of these fuel costs is shown below:

                                                     Quarter
                                                  Ended March 31
                                                   (in millions)

Fuel expense - March 31, 1995                          $84
Increase due to change in:
  Price of fuel                                          5
  Kwh generation                                         8

Fuel expense - March 31, 1996                          $97

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended March 31, 1996, increased $3 million (25.4%) over the comparable period of 1995. This increase primarily reflects increased power purchases utilized in connection with increased non-firm power sales for resale.

Other Operation

For the three months ended March 31, 1996, other operation expenses increased $11 million (15.5%) due to a number of factors, including higher administrative and general expenses and increased gas distribution expenses. Decreased electric distribution expenses partially offset these increases.

Maintenance

The $3 million (10.9%) decrease in maintenance expense for the first quarter of 1996 as compared to the same period of 1995 is due to reduced maintenance on electric production and distribution facilities.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

Phase-in deferred return and amortization of phase-in deferrals reflect a PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order. In the first three years of the rate phase-in plan, rates charged to customers did not fully recover depreciation expense and return on investment. This deficiency has been deferred and is being recovered over a seven-year period that began in May 1995.

Interest

Interest charges decreased $5 million (14.1%) for the three months ended March 31, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt during the period from March 1995 through November 1995 and the redemption of $151.5 million in the first quarter of 1996.

Preferred Dividend Requirement

The decrease in the preferred dividend requirement of $2 million (35.2%) for the quarter ended March 31, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

PSI ENERGY, INC.
AND SUBSIDIARY COMPANIES

                             PSI ENERGY, INC.

                       CONSOLIDATED BALANCE SHEETS
                               (unaudited)

ASSETS
                                                       March 31    December 31
                                                         1996         1995
                                                       (dollars in thousands)

Electric Utility Plant - Original Cost
  In service                                         $4 061 780    $4 052 984
  Accumulated depreciation                            1 651 591     1 637 169
                                                      2 410 189     2 415 815

  CWIP                                                   60 924        58 191
      Total electric utility plant                    2 471 113     2 474 006

Current Assets
  Cash and temporary cash investments                     8 592        15 522
  Restricted deposits                                       214         1 187
  Accounts receivable less accumulated provision
    of $231 at March 31, 1996, and $468 at
    December 31, 1995, for doubtful accounts             79 841        73 419
  Accounts receivable from affiliated companies          10 027        20 568
  Materials, supplies, and fuel - at average cost
    Fuel                                                 71 135        82 014
    Other materials and supplies                         32 165        29 462
  Prepayments and other                                   2 291         1 234
                                                        204 265       223 406

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes            32 828        26 338
    Post-in-service carrying costs and deferred
      operating expenses                                 40 883        38 874
    Deferred DSM costs                                  106 711       110 242
    Deferred merger costs                                40 906        42 286
    Unamortized costs of reacquiring debt                33 845        34 476
    Other                                                30 461        33 886
  Other                                                 110 103        92 056
                                                        395 737       378 158

                                                     $3 071 115    $3 075 570

The accompanying notes as they relate to PSI are an integral part of these consolidated financial statements.

                              PSI ENERGY, INC.

CAPITALIZATION AND LIABILITIES

                                                    March 31      December 31
                                                      1996           1995
                                                     (dollars in thousands)

Common Stock Equity
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701 at
    March 31, 1996, and December 31, 1995          $      539     $      539
  Paid-in capital                                     403 259        403 253
  Accumulated earnings subsequent to November 30,
    1986, quasi-reorganization                        622 958        625 275
      Total common stock equity                     1 026 756      1 029 067

Cumulative Preferred Stock
  Not subject to mandatory redemption                 187 885        187 897

Long-term Debt                                        828 393        828 116
      Total capitalization                          2 043 034      2 045 080

Current Liabilities
  Long-term debt due within one year                   50 400         50 400
  Notes payable                                        92 900        165 800
  Notes payable to affiliated companies                73 865         32 731
  Accounts payable                                    110 424        116 817
  Accounts payable to affiliated companies              4 701           -
  Litigation settlement                                80 000         80 000
  Accrued taxes                                        97 489         65 851
  Accrued interest                                     11 652         24 696
  Other                                                16 155         16 000
                                                      537 586        552 295

Other Liabilities
  Deferred income taxes                               338 334        331 876
  Unamortized investment tax credits                   55 454         56 354
  Accrued pension and other postretirement
    benefit costs                                      60 409         54 130
  Other                                                36 298         35 835
                                                      490 495        478 195

                                                   $3 071 115     $3 075 570

                            PSI ENERGY, INC.

                   CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)

                                                          Quarter Ended
                                                             March 31
                                                          1996      1995
                                                          (in thousands)

Operating Revenues
  Revenues (including $6,736 and $9,589
    from affiliated companies for 1996 and 1995,
    respectively)                                       $328 295   $299 048

Operating Expenses
  Fuel                                                    94 345    101 836
  Purchased and exchanged power
    Non-affiliated companies                              21 188      4 750
    Affiliated companies                                  12 348      6 949
  Other operation                                         66 551     47 815
  Maintenance                                             22 663     20 789
  Depreciation                                            30 208     33 919
  Post-in-service deferred operating
    expenses - net                                        (1 666)    (2 827)
  Income taxes                                            18 883     19 173
  Taxes other than income taxes                           14 168     13 292
                                                         278 688    245 696

Operating Income                                          49 607     53 352

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                                     -           358
  Post-in-service carrying costs                             343      2 568
  Income taxes                                               760       (303)
  Other - net                                             (3 658)    (1 912)
                                                          (2 555)       711

Income Before Interest                                    47 052     54 063

Interest
  Interest on long-term debt                              17 035     17 950
  Other interest                                           3 468      3 977
  Allowance for borrowed funds used
    during construction                                     (315)    (1 331)
                                                          20 188     20 596

Net Income                                                26 864     33 467

Preferred Dividend Requirement                             3 295      3 295

Net Income Applicable to Common Stock                   $ 23 569   $ 30 172


The accompanying notes as they relate to PSI are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                             Year to Date
                                                               March 31
                                                          1996          1995
                                                            (in thousands)

Operating Activities
  Net income                                           $ 26 864      $ 33 467
  Items providing (using) cash currently
    Depreciation                                         30 208        33 919
    Deferred income taxes and investment
      tax credits - net                                  (1 926)        5 510
    Allowance for equity funds used
      during construction                                  -             (358)
    Regulatory assets - net                               2 796        (3 954)
    Changes in current assets and current
      liabilities
        Restricted deposits                                -               16
        Accounts receivable, net of reserves on
          receivables sold                               (7 674)        2 227
        Materials, supplies, and fuel                     8 176        (2 244)
        Accounts payable                                 (1 692)      (43 113)
        Accrued taxes and interest                       18 594        10 730
    Other items - net                                       239           650
          Net cash provided by (used in)
            operating activities                         75 585        36 850

Financing Activities
  Funds on deposit from issuance of long-
    term debt                                               973         5 729
  Retirement of preferred stock                              (5)         -
  Redemption of long-term debt                             -              (55)
  Change in short-term debt                             (31 766)       14 528
  Dividends on preferred stock                           (3 294)       (3 295)
  Dividends on common stock                             (25 887)         -___
          Net cash provided by (used in)
            financing activities                        (59 979)       16 907

Investing Activities
  Construction expenditures (less
    allowance for equity funds used
    during construction)                                (26 067)      (42 487)
  Deferred DSM costs - net                                3 531        (6 810)
          Net cash provided by (used in)
            investing activities                        (22 536)      (49 297)

Net increase (decrease) in cash and
  temporary cash investments                             (6 930)        4 460

Cash and temporary cash investments at
  beginning of period                                    15 522         6 341

Cash and temporary cash investments at
  end of period                                        $  8 592      $ 10 801

The accompanying notes as they relate to PSI are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
RESULT OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996

Kwh Sales

Kwh sales for the first quarter of 1996 increased 18.2% when compared to the same period last year. Increased activity in Cinergy's power marketing operations led to higher non-firm power sales for resale. This increase also reflects higher kwh sales to residential and commercial customers as a result of colder weather in the first quarter of 1996 and an increase in the number of residential and commercial customers. Growth in the food products, primary metals, and chemicals sectors of industrial sales also contributed to the increased kwh sales level.

Operating Revenues

Total operating revenues increased $29 million (9.8%) for the quarter ended March 31, 1996, over the same period last year, reflecting the increased kwh sales previously discussed. Also contributing to the increase was a 4.3% retail rate increase approved in the February 1995 Order and a 1.9% rate increase for carrying costs on CWIP property which was approved by the IURC in March 1995. Partially offsetting these increases were the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

An analysis of operating revenues is shown below:

                                                  Quarter
                                               Ended March 31
                                                (in millions)

Operating revenues - March 31, 1995                 $299
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                            (4)
    Sales for resale
      Firm power obligations                          (5)
      Non-firm power transactions                     (2)
  Total change in price per kwh                      (11)

  Kwh sales
    Retail                                            20
    Sales for resale
      Firm power obligations                           4
      Non-firm power transactions                     17
  Total change in kwh sales                           41

  Other                                               (1)

Operating revenues - March 31, 1996                 $328

Operating Expenses

Fuel

Fuel costs, PSI's largest operating expense, decreased $7 million (7.4%) for the first quarter of 1996 as compared to the same period last year, due to a decrease in the price of fuel. Kwh generation remained relatively unchanged during the period.
Purchased and Exchanged Power

For the quarter ended March 31, 1996, purchased and exchanged power increased $22 million, as compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to other utilities and increased purchases from CG&E as a result of the coordination of PSI's and CG&E's electric dispatch systems.

Other Operation

Other operation expenses for the quarter ended March 31, 1996, increased $19 million (39.2%), as compared to the same period last year. This increase was due to a number of factors, including the recognition of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs, deferred Merger Costs, and deferred DSM costs, all of which are being recovered in revenues pursuant to the February 1995 Order.

Maintenance

Maintenance expenses for the first quarter of 1996, as compared to the same period last year increased $2 million (9.0%) as a result of higher costs on distribution facilities.

Depreciation

Depreciation expense decreased $4 million (10.9%) for the quarter ended March 31, 1996, as compared to the first quarter of last year. This decrease primarily reflects the adoption of lower depreciation rates effective in March 1995 pursuant to the February 1995 Order.

Post-in-service Deferred Operating Expenses - Net

The change of $1 million (41.1%) in post-in-service deferred operating expenses - net for the quarter ended March 31, 1996, when compared to the same period last year as a result of ceasing deferral of depreciation on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $2 million (86.6%) for the first quarter of 1996, from the comparable period of 1995 as a result of discontinuing the accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order.

Interest

Allowance for Borrowed Funds Used During Construction

Allowance for borrowed funds used during construction decreased $1 million (76.3%) for the first quarter of 1996, over the comparable period of 1995, primarily as a result of the decrease in the average balance of CWIP due to the Clean Coal Project being placed in-service. Partially offsetting this decrease was an increase in the debt component of the AFUDC rate.

THE UNION LIGHT, HEAT AND POWER COMPANY

                    THE UNION LIGHT, HEAT AND POWER COMPANY

                                  BALANCE SHEETS
                                   (unaudited)

ASSETS
                                                     March 31      December 31
                                                       1996            1995
                                                      (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                          $190 238        $188 508
    Gas                                                141 930         140 604
    Common                                              19 067          19 068
                                                       351 235         348 180
  Accumulated depreciation                             115 405         112 812
                                                       235 830         235 368

  CWIP                                                   7 848           7 863
      Total utility plant                              243 678         243 231

Current Assets
  Cash and temporary cash investments                    8 989           1 750
  Accounts receivable less accumulated provision
    of $1,180 at March 31, 1996, and $1,035
    at December 31, 1995, for doubtful accounts         18 850          37 895
  Accounts receivable from affiliated companies             30            -
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                           2 253           4 513
    Other materials and supplies                         1 316           1 215
  Property taxes applicable to subsequent year           1 763           2 350
  Prepayments and other                                    306             485
                                                        33 507          48 208

Other Assets
  Regulatory assets
    Deferred merger costs                                1 785           1 785
    Unamortized costs of reacquiring debt                3 417           2 526
    Other                                                2 569           2 548
  Other                                                  4 338           1 499
                                                        12 109           8 358

                                                      $289 294        $299 797

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY

CAPITALIZATION AND LIABILITIES

                                                     March 31      December 31
                                                       1996            1995
                                                      (dollars in thousands)

Common Stock Equity
  Common stock - $15.00 par value; authorized
    shares - 1,000,000; outstanding shares -
    585,333 at March 31, 1996, and December 31,
    1995                                              $  8 780       $  8 780
  Paid-in capital                                       18 839         18 839
  Retained earnings                                     91 119         82 863
      Total common stock equity                        118 738        110 482

Long-term Debt                                          44 582         54 377
      Total capitalization                             163 320        164 859

Current Liabilities
  Long-term debt due within one year                    10 000         15 000
  Accounts payable                                      15 556         11 057
  Accounts payable to affiliated companies              32 834         44 708
  Accrued taxes                                          5 434          1 993
  Accrued interest                                       1 207          1 549
  Other                                                  4 537          5 505
                                                        69 568         79 812

Other Liabilities
  Deferred income taxes                                 26 330         23 728
  Unamortized investment tax credits                     5 009          5 079
  Accrued pension and other postretirement
    benefit costs                                       12 622         12 202
  Amounts due to customers - income taxes                4 867          4 717
  Other                                                  7 578          9 400
                                                        56 406         55 126

                                                      $289 294       $299 797

                    THE UNION LIGHT, HEAT AND POWER COMPANY

                            STATEMENTS OF INCOME
                                (unaudited)

                                                         Quarter Ended
                                                            March 31
                                                       1996          1995
                                                         (in thousands)

Operating Revenues
  Electric                                            $52 333      $39 559
  Gas                                                  34 058       30 503
                                                       86 391       70 062

Operating Expenses
  Electricity purchased from parent company
    for resale                                         37 600       30 039
  Gas purchased                                        18 998       17 560
  Other operation                                       9 247        7 795
  Maintenance                                           1 166        1 153
  Depreciation                                          2 907        2 775
  Income taxes                                          5 511        3 088
  Taxes other than income taxes                         1 071        1 008
                                                       76 500       63 418

Operating Income                                        9 891        6 644

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                                   (21)         (11)
  Income taxes                                             (4)          (4)
  Other - net                                            (219)          (4)
                                                         (244)         (19)

Income Before Interest                                  9 647        6 625

Interest
  Interest on long-term debt                            1 294        2 039
  Other interest                                          107          165
  Allowance for borrowed funds used
    during construction                                   (10)         (65)
                                                        1 391        2 139

Net Income                                            $ 8 256      $ 4 486


The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

                    THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF CASH FLOWS
(unaudited)

                                                            Year to Date
                                                              March 31
                                                         1996          1995
                                                           (in thousands)

Operating Activities
  Net income                                          $  8 256       $  4 486
  Items providing (using) cash currently
    Depreciation                                         2 907          2 775
    Deferred income taxes and investment
      tax credits - net                                  2 682           (848)
    Allowance for equity funds used
      during construction                                   21             11
    Regulatory assets - net                                (21)        (1 615)
    Changes in current assets and current
      liabilities
        Accounts receivable, net of reserves on
          receivables sold                              15 823          5 095
        Materials, supplies, and fuel                    2 159          3 475
        Accounts payable                                (7 375)        (4 008)
        Accrued taxes and interest                       3 099          3 793
    Other items - net                                     (643)         6 039
          Net cash provided by (used in)
            operating activities                        26 908         19 203

Financing Activities
  Redemption of long-term debt                         (16 032)          -
  Change in short-term debt                               -           (13 500)
          Net cash provided by (used in)
            financing activities                       (16 032)       (13 500)

Investing Activities
  Construction expenditures (less
    allowance for equity funds used
    during construction)                               (3 637)         (5 233)
          Net cash provided by (used in)
            investing activities                       (3 637)         (5 233)

Net increase (decrease) in cash and
  temporary cash investments                            7 239             470

Cash and temporary cash investments at
  beginning of period                                   1 750           1 071

Cash and temporary cash investments at
  end of period                                       $ 8 989        $  1 541

The accompanying notes as they relate to ULH&P are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996

Kwh Sales

Kwh sales for the quarter ended March 31, 1996, increased 28.7% from the same period of 1995, reflecting increased sales to all retail customer classes. Contributing significantly to this increase were higher residential and commercial sales due to colder weather during the winter heating season and increases in the average number of customers. Higher industrial sales reflect growth in the food products and printing and publishing sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1996 increased 15.3% as compared to the first quarter of 1995. Colder weather during the winter heating season led to increases in gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by ULH&P. The increase in transportation volumes was primarily a result of growth in the primary metals and food products sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $12.8 million (32.3%) for the quarter ended March 31, 1996, over the comparable period of 1995. This increase primarily reflects the previously discussed increase in kwh sales.

An analysis of electric operating revenues is shown below:

                                                     Quarter
                                                 Ended March 31
                                                 (in thousands)

Electric operating revenues - March 31, 1995         $39 559
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                             1 439
    Firm power sales for resale                            3
  Total change in price per kwh                        1 442

  Kwh sales
    Retail                                            11 256
    Firm power sales for resale                           41
  Total change in kwh sales                           11 297

  Other                                                   35

Electric operating revenues - March 31, 1996         $52 333

Gas Operating Revenues

Gas operating revenues increased $3.6 million (11.7%) in the first quarter of 1996 when compared to the same period of last year. This increase was primarily a result of the previously discussed changes in gas sales volumes.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, ULH&P's largest operating expense, increased $7.6 million (25.2%) for the quarter as compared to last year.

An analysis of electricity purchased expense is shown below:

                                                  Quarter
                                              Ended March 31
                                              (in thousands)

Electricity purchased expense - March 31, 1995    $30 039
Increase (Decrease) due to change in:
  Price of electricity                                423
  Kwh purchased                                     7 138

Electricity purchased expense - March 31, 1996    $37 600

Gas Purchased

Gas purchased for the quarter increased $1.4 million (8.2%) from the first quarter of last year reflecting a 13.6% increase in volumes purchased which was partially offset by a 4.8% decline in the average cost per Mcf purchased.

Other Operation

For the three months ended March 31, 1996, other operation expenses increased $1.5 million (18.6%) due to a number of factors, including higher administrative and general expenses and increased gas distribution expenses.

Depreciation

Depreciation expense increased $.1 million (4.8%) for the quarter ended March 31, 1996, over the comparable period of last year. The increase primarily reflects additions to gas and electric utility plant.

Interest

Interest charges decreased $.7 million (35.0%) for the three months ended March 31, 1996, from the same period of 1995 primarily due to the refinancing of $15 million and $20 million of long-term debt in June 1995 and September 1995, respectively, and the redemption of $15 million in the first quarter of 1996.

NOTES TO FINANCIAL STATEMENTS

Cinergy, CG&E, PSI, and ULH&P
1. These Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 1995 Form 10-K of the registrants. Certain amounts in the 1995 Financial Statements have been reclassified to conform to the 1996 presentation.

Cinergy, CG&E, and ULH&P
2. On May 1, 1996, ULH&P redeemed the entire $10 million principal amount of its 9 1/2% Series First Mortgage Bonds due December 1, 2008, at the redemption price of 104.35%.

Cinergy and PSI
3. As discussed in Cinergy's and PSI's 1995 Form 10-K, RUS requested a rehearing on the affirmation by the Seventh Circuit Court of Appeals of WVPA's plan of reorganization which has been approved by the United States Bankruptcy Court for the Southern District of Indiana and upheld by the United States District Court for the Southern District of Indiana. In April 1996, the Seventh Circuit Court of Appeals denied RUS' request for rehearing. RUS' remaining option is to appeal this decision to the U.S. Supreme Court within 90 days from the date of the Seventh Circuit Court of Appeal's latest decision. PSI cannot predict whether RUS will appeal this decision to the U.S. Supreme Court, and if appealed, the outcome of such appeal.

Cinergy, CG&E, PSI, and ULH&P
4. In March 1995, the FASB issued Statement 121, which became effective in January 1996 for Cinergy and its subsidiaries. Statement 121, which addresses the identification and measurement of asset impairments for all enterprises, is particularly relevant for electric utilities as a result of the potential for deregulation of the generation segment of the business. Statement 121 requires recognition of impairment losses on long-lived assets when book values exceed expected future cash flows.
Based on the regulatory environment in which Cinergy's utility subsidiaries currently operate, compliance with the provisions of Statement 121 has not had nor is it expected to have an adverse effect on their financial condition or results of operations. However, this conclusion may change in the future as competitive pressures and potential restructuring influence the electric utility industry.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Recent Developments

Cinergy
Joint Venture On May 7, 1996, Cinergy, GPU, and Midlands announced the terms of a recommended cash offer for Midlands to be made by Avon Energy. Cinergy and GPU each indirectly own 50% of Avon Energy. On May 13, 1996, Avon Energy commenced the offer to acquire all of the shares of Midlands on the terms and subject to conditions set out in an offering documents. As of May 14, 1996, Avon Energy owns or has agreed to acquire 114.9 million of Midlands shares, representing approximately 29% of the issued share capital of Midlands. The total acquisition cost of Midlands is expected to be approximately (Pound Sterling) 1.7 billion (or approximately $2.6 billion - U.S.)1 . It is currently anticipated that the offer transaction could be completed in the third quarter of 1996. Midlands, one of 12 regional electric companies in he United Kingdom, is headquartered in Birmingham, England. Midlands' principal business is the distribution of electricity to approximately 2.2 million customers. For further information, reference is made to Cinergy's Current Report on Form 8-K dated May 7, 1996.

Following the announcement of the potential acquisition of Midlands, three major credit rating agencies, Duff & Phelps Credit Rating Co., Fitch Investors Service, Inc., and Standard & Poor's, affirmed the current ratings of Cinergy's operating subsidiaries, after their consideration of the effects of the potential acquisition. The other major credit rating agency, Moody's placed the credit ratings of Cinergy's operating subsidiaries, CG&E, PSI, and ULH&P, under review for possible downgrade. Moody's indicated that its review will focus on the likelihood of the transaction being completed and will assess the operating strategies of the combined companies and the anticipated benefits of the transaction. It will also focus on the financial impact the transaction will have on Cinergy and its operating subsidiaries, including the credit implications. Cinergy cannot predict the outcome of this review.

Cinergy and PSI
Contract Negotiations The Labor Agreement between PSI and IBEW Local 1393 was scheduled to expire May 1, 1996. Union members voted to reject PSI's initial offer on May 3, 1996. Although this vote authorized a strike, the union agreed to continue working under terms of the existing contract pending the outcome of negotiations. PSI made a revised contract offer to the union on May 9, 1996, and the contract was extended to May 24, 1996, pending the result of the vote of union members on the revised offer. Neither Cinergy nor PSI can predict whether a work stoppage will occur if the revised offer is rejected, nor the duration of such stoppage if it occurs.
________________
1Assumes an average exchange ratio of 1.51 U.S. dollars to 1.00 British Pound Sterling for the shares purchased.
1
Regulatory Matters

Cinergy, CG&E, PSI, and ULH&P
Mega-NOPR On April 24, 1996, the FERC issued final orders relating to its previously issued mega-NOPR. The unanimously-passed final rules contain essentially the same provisions as the mega-NOPR. Additionally, the FERC concurrently issued a related NOPR which proposes to establish a new system for utilities to use in reserving capacity on their own and others' transmission lines.

The final rules provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the filed tariffs for their own bulk power transactions, establish an electronic bulletin board for transmission availability and pricing information, and establish a contract-based approach to recovering any potential stranded costs as a result of customer choice at the wholesale level. The FERC expects the rules to "accelerate competition and bring lower prices and more choices to energy customers". The final rules become effective in 60 days.

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P
New Accounting Standard See Note 4 of the "Notes to Financial Statements" in "Part I. Financial Information."

Capital Resources

Cinergy, CG&E, and ULH&P
Long-term Debt  For information regarding recent securities redemptions, see
Note 2 of the "Notes to Financial Statements" in "Part I.  Financial
Information."

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt The operating subsidiary companies of Cinergy have the following short-term debt authorizations and lines of credit:

                                                Committed           Unused
                              Authorized          Lines__            Lines
                                              (in millions)

    Cinergy & Subsidiaries       $838              $281              $215
    CG&E                          400                80                80
    PSI                           400               200               134
    ULH&P                          35                -                 -

Additionally, in connection with the tender offer to purchase Midlands, Cinergy has established a $600 million credit facility, which expires in May 2001, of which $216 million remained unused as of May 14, 1996. This new credit facility was established, in part, to fund the acquisition of Midlands ($460 million will be used for this purpose) with the remaining portion available for general corporate purposes. The prior $100 million credit facility, which would have expired in September 1997, has been terminated.

In addition, M.E. Holdings, Inc., a subsidiary of Investments, established to hold Cinergy's 50% investment in Avon Holdings, entered into a $40 million non-recourse credit agreement which will also be used to fund the acquisition of Midlands.

Cinergy, CG&E, PSI, and ULH&P
Sale of Accounts Receivable As discussed in each registrant's 1995 Form 10-K, in January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable. Under the agreement, the companies have the authority to sell up to an aggregate maximum of $350 million of which $237 million has been sold as of March 31, 1996.

Other Commitments

Cinergy and PSI
WVPA Litigation See Note 3 of the "Notes to Financial Statements" in "Part I. Financial Information."

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
Reference is made to "ITEM 1. FINANCIAL STATEMENTS" in "PART I. Financial Information."

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cinergy and PSI
WVPA Litigation  See Note 3 of the "Notes to Financial Statements" in "Part
I.  Financial Information."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cinergy
(a) The annual meeting of shareholders of Cinergy was held April 26, 1996, in Cincinnati, Ohio.

(c) At the meeting, six Class II directors were elected to serve three year terms, expiring in 1999, to the board of Cinergy, as set forth below:

                                Votes             Votes
Class II                         For             Withheld

Melvin Perelman Ph.D.        134,013,381        3,681,371
Thomas E. Petry              134,120,798        3,573,954
Jackson H. Randolph          133,871,653        3,823,099
Philip R. Sharp Ph.D.        133,272,214        4,422,538
Van P. Smith                 133,998,850        3,695,902
Dudley S. Taft               134,144,847        3,549,905

Additionally, the Plan was adopted. The Plan will provide Cinergy greater flexibility to design long-term compensation incentives for its officers and other key employees by rewarding long-term performance. Accordingly, certain key employees may be granted Stock Options, Stock Appreciation Rights, Restricted Stock, Cash Awards, Performance Shares, Performance Awards, Dividend Equivalents, and Other Stock-Based Awards as described in the Plan. There were 117,406,962 common shares voted for the proposal, 17,970,427 voted against the proposal, 2,316,163 abstentions, and 1,200 broker non-votes.

Also at the meeting, an amendment to the Cinergy Annual Incentive Plan was approved. The amendment changes the maximum dollar amount of compensation that can be paid to a "covered employee" under the plan to $1 million. The amendment also adds "total shareholder return" as an example of objective performance criteria which can constitute corporate goals under the plan. There were 128,219,715 common shares voted for the amendment, 6,874,985 voted against the amendment, 2,598,852 abstentions, and 1,200 broker non-votes.

CG&E
(a) In lieu of the annual meeting of shareholders of CG&E, resolutions were adopted via unanimous written consent of shareholders effective April 25, 1996.

(b) The Board of Directors as previously reported was re-elected in its entirety (see (c) below).

(c) The following members of the Board of Directors were unanimously re-elected at the annual meeting:

                           Jackson H. Randolph
                           James E. Rogers
                           William J. Grealis

Additionally, four amendments to CG&E's Regulations were adopted as follows:

1. The date for the annual meeting of shareholders may be the business day next preceding Cinergy's annual meeting of shareholders.
2. A new section is added allowing a written consent of shareholders in lieu of an annual meeting.
3. A new section is added allowing actions of the Board of Directors to be by written consent.
4. The requirement of an operations report to be submitted to the shareholders at the annual meeting is deleted.

PSI
(a) The annual meeting of shareholders of PSI was held in Cincinnati, Ohio on April 26, 1996.

(b) Proxies were not solicited for the annual meeting, at which the Board of Directors was re-elected in its entirety.

(c) The following members of the Board of Directors were unanimously re-elected at the annual meeting:

                          James K. Baker
                          Michael G. Browning
                          John A. Hillenbrand II
                          John M. Mutz
                          Jackson H. Randolph
                          James E. Rogers
                          Van P. Smith

ULH&P
Omitted pursuant to Instruction H(2)(b).

ITEM 5.  OTHER INFORMATION

Refer to the "Recent Developments" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" for information concerning contract negotiations between PSI and IBEW Local 1393 and the Cinergy Joint Venture.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  The following exhibits are filed herewith:

       Exhibit
     Designation                        Nature of Exhibit

CG&E
         3-a             Regulations of CG&E as amended, adopted April 25,
                         1996.

       Exhibit
     Designation                        Nature of Exhibit

ULH&P
         3-b             By-laws of ULH&P as amended, adopted May 8, 1996.

Cinergy, CG&E, PSI, and ULH&P
         27              Financial Data Schedules (included in
                         electronic submission only).

Cinergy
(b) The following report on Form 8-K was filed prior to the filing of this Form 10-Q for the quarter ended March 31, 1996:

    Date of Report                        Item Filed______________________

     May 7, 1996         Item 5.  Other Events

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

 CINERGY CORP.
                                      THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants




Date:  May 14, 1996                                J. Wayne Leonard
                                               Duly Authorized Officer


Date:  May 14, 1996                                Charles J. Winger
                                                Chief Accounting Officer