Form 10-K/A
period 1995-12-31
CINERGY CORP
filed 1996-06-27
CIK 899652

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



______________________________________________________________________________

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

  Exhibit
Designation		               Nature of Exhibit_______________

   3-a	*Certificate of Incorporation of Cinergy.
(Exhibit to Cinergy's 1993 Form 10-K in File
No. 1-11377.)

   3-b	*By-laws of Cinergy as amended January 25,
1996.  (Exhibit to Cinergy's Form U-1
Declaration filed February 23, 1996, in File
No. 70-8807.)

   4-a	*Original Indenture (First Mortgage Bonds)
dated September 1, 1939, between PSI and The
First National Bank of Chicago, as Trustee
(Exhibit A-Part 3 in File No. 70-258), and
LaSalle National Bank as Successor Trustee
(Supplemental Indenture dated March 30,
1984).

   4-b	*Nineteenth Supplemental Indenture between
PSI and The First National Bank of Chicago dated January 1, 1972. (Exhibit to File No.
2-42545.)

   4-c	*Twenty-third Supplemental Indenture between
PSI and The First National Bank of Chicago dated January 1, 1977. (Exhibit to File No.
2-57828.)

   4-d	*Twenty-fifth Supplemental Indenture between
PSI and The First National Bank of Chicago dated September 1, 1978. (Exhibit to File
No. 2-62543.)

  Exhibit
Designation		               Nature of Exhibit

   4-e	*Twenty-seventh Supplemental Indenture
between PSI and The First National Bank of
Chicago dated March 1, 1979.  (Exhibit to
File No. 2-63753.)

   4-f	*Thirty-fifth Supplemental Indenture between
PSI and The First National Bank of Chicago dated March 30, 1984. (Exhibit to PSI's
1984 Form 10-K in File No. 1-3543.)

   4-g	*Thirty-ninth Supplemental Indenture between
PSI and The First National Bank of Chicago dated March 15, 1987. (Exhibit to PSI's
1987 Form 10-K in File No. 1-3543.)

   4-h	*Forty-first Supplemental Indenture between
PSI and The First National Bank of Chicago dated June 15, 1988. (Exhibit to PSI's 1988
Form 10-K in File No. 1-3543.)

   4-i	*Forty-second Supplemental Indenture between
PSI and The First National Bank of Chicago dated August 1, 1988. (Exhibit to PSI's
1988 Form 10-K in File No. 1-3543.)

   4-j	*Forty-fourth Supplemental Indenture between
PSI and The First National Bank of Chicago dated March 15, 1990. (Exhibit to PSI's
1990 Form 10-K in File No. 1-3543.)

   4-k	*Forty-fifth Supplemental Indenture between
PSI and The First National Bank of Chicago dated March 15, 1990. (Exhibit to PSI's
1990 Form 10-K in File No. 1-3543.)

   4-l	*Forty-sixth Supplemental Indenture between
PSI and The First National Bank of Chicago dated June 1, 1990. (Exhibit to PSI's 1991
Form 10-K in File No. 1-3543.)

   4-m	*Forty-seventh Supplemental Indenture
between PSI and The First National Bank of
Chicago dated July 15, 1991.  (Exhibit to
PSI's 1991 Form 10-K in File No. 1-3543.)

   4-n	*Forty-eighth Supplemental Indenture between
PSI and The First National Bank of Chicago dated July 15, 1992. (Exhibit to PSI's 1992
Form 10-K in File No. 1-3543.)

   4-o	*Forty-ninth Supplemental Indenture between
PSI and The First National Bank of Chicago dated February 15, 1993. (Exhibit to PSI's
1992 Form 10-K in File No. 1-3543.)

  Exhibit
Designation	               Nature of Exhibit____________

   4-p	*Fiftieth Supplemental Indenture between PSI
and The First National Bank of Chicago dated
February 15, 1993.  (Exhibit to PSI's 1992
Form 10-K in File No. 1-3543.)

   4-q	*Fifty-first Supplemental Indenture between
PSI and The First National Bank of Chicago dated February 1, 1994. (Exhibit to PSI's
1993 Form 10-K in File No. 1-3543.)

   4-r	*Indenture (Secured Medium-term Notes,
Series A), dated July 15, 1991, between PSI and The First National Bank of Chicago, as
Trustee.  (Exhibit to PSI's Form 10-K/A,
Amendment No. 2, dated July 15, 1993, in
File No. 1-3543.)

   4-s	*Indenture (Secured Medium-term Notes,
Series B), dated July 15, 1992, between PSI and The First National Bank of Chicago, as
Trustee.  (Exhibit to PSI's Form 10-K/A,
Amendment No. 2, dated July 15, 1993, in
File No. 1-3543.)

   4-t	*Original Indenture (First Mortgage Bonds)
between CG&E and The Bank of New York (as
Trustee) dated as of August 1, 1936.
(Exhibit to CG&E's Registration Statement
No. 2-2374.)

   4-u	*Tenth Supplemental Indenture between CG&E
and The Bank of New York dated as of July 1,
1967.  (Exhibit to CG&E's Registration
Statement No. 2-26549.)

   4-v	*Eleventh Supplemental Indenture between
CG&E and The Bank of New York dated as of May 1, 1969. (Exhibit to CG&E's
Registration Statement No. 2-32063.)

   4-w	*Thirteenth Supplemental Indenture between
CG&E and The Bank of New York dated as of November 1, 1971. (Exhibit to CG&E's
Registration Statement No. 2-41974.)

   4-x	*Fourteenth Supplemental Indenture between
CG&E and The Bank of New York dated as of November 2, 1972. (Exhibit to CG&E's
Registration Statement No. 2-60961.)

   4-y	*Fifteenth Supplemental Indenture between
CG&E and The Bank of New York dated as of August 1, 1973. (Exhibit to CG&E's
Registration Statement No. 2-60961.)

  Exhibit
Designation	               Nature of Exhibit______________

   4-z	*Thirty-second Supplemental Indenture
between CG&E and The Bank of New York dated as of December 15, 1991. (Exhibit to CG&E's
Registration Statement No. 33-45115.)

   4-aa	*Thirty-third Supplemental Indenture between
CG&E and The Bank of New York dated as of September 1, 1992. (Exhibit to CG&E's
Registration Statement No. 33-53578.)

   4-bb	*Thirty-fourth Supplemental Indenture
between CG&E and The Bank of New York dated as of October 1, 1993. (Exhibit to CG&E's
September 30, 1993, Form 10-Q in File No. 1-
1232.)

   4-cc	*Thirty-fifth Supplemental Indenture between
CG&E and The Bank of New York dated as of January 1, 1994. (Exhibit to CG&E's
Registration Statement No. 33-52335.)

   4-dd	*Thirty-sixth Supplemental Indenture between
CG&E and The Bank of New York dated as of February 15, 1994. (Exhibit to CG&E's
Registration Statement No. 33-52335.)

   4-ee	*Loan Agreement between CG&E and County of
Boone, Kentucky dated as of February 1,
1985.  (Exhibit to CG&E's 1984 Form 10-K in
File No. 1-1232.)

   4-ff	*Loan Agreement between CG&E and State of
Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's
1985 Form 10-K in File No. 1-1232.)

   4-gg	*Loan Agreement between CG&E and State of
Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's
1985 Form 10-K in File No. 1-1232.)

   4-hh	*Repayment Agreement between CG&E and The
Dayton Power and Light Company dated as of December 23, 1992. (Exhibit to CG&E's 1992
Form 10-K in File No. 1-1232.)

   4-ii	*Loan Agreement between CG&E and State of
Ohio Water Development Authority dated as of
January 1, 1994.  (Exhibit to CG&E's 1993
Form 10-K in File No. 1-1232.)

  Exhibit
Designation	               Nature of Exhibit_______________

   4-jj	*Loan Agreement between CG&E and State of
Ohio Air Quality Development Authority dated as of January 1, 1994. (Exhibit to CG&E's
1993 Form 10-K in File No. 1-1232.)

   4-kk	*Loan Agreement between CG&E and County of
Boone, Kentucky dated as of January 1, 1994.
(Exhibit to CG&E's 1993 Form 10-K in File
No. 1-1232.)

   4-ll	*Original Indenture (Unsecured Debt
Securities) between CG&E and The Fifth Third
Bank dated as of May 15, 1995.  (Exhibit to
CG&E's Form 8-A dated July 24, 1995, in File
No. 1-1232.)

   4-mm	*First Supplemental Indenture between CG&E
and The Fifth Third Bank dated as of June 1,
1995.  (Exhibit to CG&E's June 30, 1995,
Form 10-Q in File No. 1-1232.)

   4-nn	*Second Supplemental Indenture between CG&E
and The Fifth Third Bank dated as of June
30, 1995.  (Exhibit to CG&E's Form 8-A dated
July 24, 1995, in File No. 1-1232.)

   4-oo	*Loan Agreement between CG&E and the State
of Ohio Air Quality Development Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File
No. 1-1232.)

   4-pp	*Loan Agreement between CG&E and the State of
                 Ohio Air Quality Development Authority dated as of September 13, 1995. (Exhibit to CG&E's
                 September 30, 1995, Form 10-Q in File No.
                 1-1232.)

   4-qq	*Original Indenture (First Mortgage Bonds)
between ULH&P and The Bank of New York dated as of February 1, 1949. (Exhibit to ULH&P's
Registration Statement No. 2-7793.)

   4-rr	*Fifth Supplemental Indenture between ULH&P
and The Bank of New York dated as of January
1, 1967.  (Exhibit to CG&E's Registration
Statement No. 2-60961.)

  Exhibit
Designation	              Nature of Exhibit

   4-ss	*Seventh Supplemental Indenture between
ULH&P and The Bank of New York dated as of October 1, 1973. (Exhibit to CG&E's
Registration Statement No. 2-60961.)

   4-tt	*Eighth Supplemental Indenture between ULH&P
and The Bank of New York dated as of
December 1, 1978.  (Exhibit to CG&E's
Registration Statement No. 2-63591.)

   4-uu	*Thirteenth Supplemental Indenture between
ULH&P and The Bank of New York dated as of August 1, 1992. (Exhibit to ULH&P's 1992
Form 10-K in File No. 2-7793.)

   4-vv	*Original Indenture (Unsecured Debt
Securities) between ULH&P and the Fifth
Third Bank dated as of July 1, 1995.
(Exhibit to ULH&P's June 30, 1995, Form
10-Q in File No. 2-7793.)

   4-ww	*First Supplemental Indenture between
ULH&P and The Fifth Third Bank dated as
of July 15, (Exhibit to ULH&P's June 30,
1995, Form 10-Q in File No. 2-7793.)

   10-a	*+Amended and Restated Employment Agreement
dated October 24, 1994, among CG&E, Cinergy
Corp. (an Ohio corporation), Cinergy (a
Delaware corporation), PSI Resources, Inc.,
PSI, and Jackson H. Randolph.  (Exhibit to
Cinergy's 1994 Form 10-K in File No. 1-
11377.)

   10-b	*+Amended and Restated Employment Agreement
dated July 2, 1993, among PSI Resources,
Inc., PSI, CG&E, Cinergy, Cinergy Sub, Inc., and James E. Rogers, Jr. (Exhibit to
Cinergy's Amendment No. 3 to Form S-4, filed
October 8, 1993.)

   10-c	**+First Amendment to Amended and Restated
Employment Agreement dated December 12,
1995, retroactively effective to October 24, 1994, amended and restated July 2, 1993, among Cinergy, Services, CG&E, PSI, and
James E. Rogers.

  Exhibit
Designation	               Nature of Exhibit________________

   10-d	*+Employment Agreement dated January 1,
1995, among Cinergy, CG&E, Services,
Investments, PSI, and William J. Grealis.
(Exhibit to Cinergy's 1994 Form 10-K in File
No. 1-11377.)

    10-e	**+Employment Agreement dated October 24,
1994, among Cinergy, Services, CG&E, PSI, and
Larry E. Thomas.

    10-f	**+First Amendment to Employment Agreement
dated October 24, 1994, among Cinergy,
Services, CG&E, PSI, and Larry E. Thomas.

    10-g	**+Employment Agreement dated October 24,
1994, among Cinergy, Services, CG&E, PSI, and
J. Wayne Leonard.

    10-h	**+First Amendment to Employment Agreement
dated October 24, 1994, among Cinergy,
Services, CG&E, PSI, and J. Wayne Leonard.

    10-i	**+Employment Agreement dated October 24,
1994, among Cinergy, Services, CG&E, PSI, and
Cheryl M. Foley.

    10-j	**+First Amendment to Employment Agreement
dated October 24, 1994, among Cinergy,
Services, CG&E, PSI, and Cheryl M. Foley.

   10-k	**First Amendment to the PSI Union
Employees' 401(k) Savings Plan, dated
December 31, 1995.

   10-l	**First Amendment to the PSI Employees'
401(k) Savings Plan, dated December 31,
1995.

   10-m	*+Employment Agreement dated October 4,
1993, among Cinergy, PSI, and John M. Mutz.
(Exhibit to PSI Resources, Inc.'s September
30, 1993, Form 10-Q, File No. 1-9941.)

   10-n	*+Deferred Compensation Agreement, effective
as of January 1, 1992, between Cinergy and James E. Rogers, Jr. (Exhibit to PSI's Form
10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

  Exhibit
Designation	               Nature of Exhibit____________

   10-o	*+Split Dollar Life Insurance Agreement,
effective as of January 1, 1992, between Cinergy and James E. Rogers, Jr. (Exhibit to PSI's Form 10-K/A in File No. 1-3543,
Amendment No. 1, dated April 29, 1993.)

   10-p	*+First Amendment to Split Dollar Life
Insurance Agreement between Cinergy and
James E. Rogers, Jr. dated December 11,
1992.  (Exhibit to PSI's Form 10-K/A in File
No. 1-3543, Amendment No. 1, dated April 29,
1993.)

   10-q	*+PSI Supplemental Retirement Plan amended
and restated December 16, 1992,
retroactively effective January 1, 1989.
(Exhibit to PSI's 1992 Form 10-K in File No.
1-3543.)

   10-r	*+PSI Excess Benefit Plan, formerly named
the Supplemental Pension Plan, amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to
PSI's 1992 Form 10-K in File No. 1-3543.)

   10-s	*CG&E Deferred Compensation and Investment
Plan, as amended, effective January 1, 1989.
(Exhibit to Cinergy's Form S-8, filed August
30, 1994.)

   10-t	*CG&E Savings Incentive Plan, as amended,
effective January 1, 1989.  (Exhibit to
Cinergy's Form S-8, filed August 30, 1994.)

   10-u	*+Deferred Compensation Agreement between
Jackson H. Randolph and Cinergy dated
January 1, 1992.  (Exhibit to CG&E's 1992
Form 10-K in File No. 1-1232.)

   10-v	*+Supplemental Executive Retirement Income
Plan between CG&E and certain executive
officers. (Exhibit to CG&E's 1988 Form 10-K in File No. 1-1232.)

   10-w	*+Amendment to Supplemental Executive
Retirement Income Plan between CG&E and
certain executive officers.  (Exhibit to
CG&E's 1992 Form 10-K in File No 1-1232.)

  Exhibit
Designation	               Nature of Exhibit

   10-x	**+Amended and Restated Supplemental
Retirement Income Plan between CG&E and
Jackson H. Randolph.

   10-y	*+Amendment to Executive Severance Agreement
between CG&E and certain executive officers.
(Exhibit to CG&E's 1992 Form 10-K in File
No. 1-1232.)

   10-z 	*+Executive Severance Agreement between CG&E
and certain executive officers. (Exhibit to CG&E's 1989 Form 10-K in File No. 1-1232.)

   10-aa	*+Cinergy Stock Option Plan, adopted October
18, 1994, effective October 24, 1994.
(Exhibit to Cinergy's Form S-8, filed
October 19, 1994.)

   10-bb	*+Cinergy Performance Shares Plan, adopted
October 18, 1994, effective October 24,
1994.  (Exhibit to Cinergy's Form S-8, filed
October 19, 1994.)

   10-cc	*+Cinergy Annual Incentive Plan, adopted
October 18, 1994, effective October 24,
1994. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-dd	*Cinergy Employee Stock Purchase and Savings
Plan, adopted October 18, 1994, effective
October 24, 1994.  (Exhibit to Cinergy's
Form S-8, filed October 19, 1994.)

   10-ee	*Amendment to Cinergy Employee Stock
Purchase and Savings Plan, adopted January
25, 1995, retroactively effective January 1,
1995. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-ff	*+Cinergy Directors' Deferred Compensation
Plan, adopted October 18, 1994, effective
October 24, 1994.  (Exhibit to Cinergy's
Form S-8, filed October 19, 1994.)

   10-gg	*+Cinergy Retirement Plan for Directors,
adopted October 18, 1994, effective October
24, 1994.  (Exhibit to Cinergy's 1994 Form
10-K in File No. 1-11377.)

  Exhibit
Designation	               Nature of Exhibit

   10-hh	*+Cinergy Executive Supplemental Life
Insurance Program adopted October 18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation
Agreement, Executive Supplemental Life
Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance
Program Split Dollar Agreement II. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-
11377.)

   10-ii	*+Split Dollar Insurance Agreement,
effective as of May 1, 1993, between Cinergy and Jackson H. Randolph. (Exhibit to
Cinergy's 1994 Form 10-K in File No. 1-
11377.)

   10-jj	*PSI Union Employees' 401(k) Savings Plan,
amended and restated October 24, 1994,
effective January 1, 1992.  (Exhibit to
Cinergy's Form S-8, filed October 18, 1994.)

   10-kk	*PSI Employees' 401(k) Savings Plan, amended
and restated October 24, 1994, effective
January 1, 1992.  (Exhibit to Cinergy's Form
S-8, filed October 18, 1994.)

   21	**Subsidiaries of Cinergy

   23	**Consent of Independent Public Accountants.

   24	**Power of Attorney.

   27	**Financial Data Schedules (included in
electronic submission only).

   99-a	**1995 Form 11-K Annual Report of Cinergy
Directors' Deferred Compensation Plan.

   99-b	**1995 Form 11-K Annual Report of Cinergy
Employee Stock Purchase and Savings Plan.

   99-c	1995 Form 11-K Annual Report of PSI Union Employees' 401(k)
Savings Plan.

   99-d	1995 Form 11-K Annual Report of PSI Employees' 401(k) Savings
Plan.

   99-e	1995 Form 11-K Annual Report of CG&E Deferred Compensation
and Investment Plan.

   99-f	1995 Form 11-K Annual Report of CG&E Savings Incentive Plan.

+ Management contract, compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cinergy Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CINERGY CORP.
                                                   Registrant

Dated:  June 27, 1996

                                    By          Charles J. Winger___________
                                                   Comptroller
                                          Duly Authorized Representative