Form 10-Q/A
period 1996-06-30
CINERGY CORP
filed 1996-08-15
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                FORM 10-Q/A


AMENDMENT NO. 1 TO THE QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 1996



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

As of July 31, 1996, 157,679,129 shares of Common Stock, par value $.01 per share, were outstanding.

                                TABLE OF CONTENTS


 Item                                                               Page
Number                                                             Number

       Glossary of Terms . . . . . . . . . . . . . . . . . . .        3

                         PART I.  FINANCIAL INFORMATION


  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .        5

GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this amended Form 10-Q are defined below:

    TERM                                   DEFINITION

1995 Form         Combined 1995 Annual Report on Form 10-K filed separately by
  10-K              Cinergy, as amended, CG&E, PSI, and ULH&P

Avon Energy       Avon Energy Partners Holdings, an Unlimited Liability
                    Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company

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

D&P               Duff & Phelps Credit Rating Co.

DSM               Demand-side management

February 1995     An IURC order issued in February 1995
  Order

FERC              Federal Energy Regulatory Commission

FERC Order 888    FERC order which opens wholesale power sales to competition

FERC Order 889    FERC order requiring utilities to establish an electronic
                    system for sharing information on available transmission capacity

Fitch             Fitch Investors Service, Inc.

GPU               General Public Utilities Corporation

IBEW              International Brotherhood of Electrical Workers

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

IURC              Indiana Utility Regulatory Commission

kwh               Kilowatt-hour

May 1992 Order    A PUCO order issued in May 1992

Mcf               Thousand cubic feet

    TERM                                   DEFINITION

M.E. Holdings     M.E. Holdings, Inc. (a subsidiary of Investments) which
                    holds Cinergy's 50% investment in Avon Energy

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

Order 636         FERC order regarding gas purchases and transportation

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUCO              Public Utilities Commission of Ohio

S&P               Standard & Poor's

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

WVPA              Wabash Valley Power Association, Inc.

Zimmer            William H. Zimmer Generating Station

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Recent Developments

Cinergy
Joint Venture In May 1996, Cinergy, GPU, and Midlands announced the terms of a recommended cash offer for Midlands to be made by Avon Energy. Midlands, one of 12 regional electric companies in the United Kingdom, is headquartered in Birmingham, England. Midlands' principal business is the distribution of electricity to approximately 2.2 million customers. For further information, reference is made to Cinergy's Current Reports on Form 8-K dated May 7, 1996, and June 6, 1996, as amended. Cinergy and GPU each own 50% of Avon Energy. Avon Energy commenced the offer to acquire all of the shares of Midlands on the terms and subject to conditions set out in an offering document. On June 6, 1996, Cinergy and GPU announced that Avon Energy declared the cash offer wholly unconditional in all respects and thereby is committed to purchase all outstanding shares of Midlands. As of August 13, 1996, Avon Energy owns 381.3 million of Midlands' shares, representing approximately 97.1% of the issued share capital of Midlands. The remaining shares are expected to be acquired during the third quarter of 1996. The total acquisition cost of Midlands is expected to be approximately (Pound Sterling) 1.7 billion (or approximately $2.6 billion - U.S.).

See Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information" for pro forma financial information relating to the acquisition of Midlands.

Cinergy, CG&E, PSI, and ULH&P
Securities Ratings Following the announcement of the potential acquisition of Midlands, major credit rating agencies, D&P, Fitch, and S&P, affirmed the current ratings of Cinergy's operating subsidiaries, after their consideration of the effects of the potential acquisition. The other major credit rating agency, Moody's, placed the credit ratings of Cinergy's operating subsidiaries, CG&E, PSI, and ULH&P, under review for possible downgrade. Moody's indicated that its review will focus on the likelihood of the transaction being completed and will assess the operating strategies of the combined companies and the anticipated benefits of the transaction. It will also focus on the financial impact the transaction will have on Cinergy and its operating subsidiaries, including the credit implications. Cinergy cannot predict the outcome of this review.

Cinergy, CG&E, PSI, and ULH&P
Competitive Pressures As discussed in the 1995 Form 10-K, the primary factor influencing the future profitability of Cinergy is the changing competitive environment for energy services, including the impact of emerging technologies, and the related commoditization of electric power markets. Changes in the industry include increased competition in wholesale power markets and ongoing pressure for "customer choice" by large industrial customers, and ultimately, by all retail customers. Cinergy supports increased competition in the electric utility industry and has chosen to take a leadership role in state and Federal debates on industry reform.

As the electric utility industry moves toward a competitive environment, Cinergy is reassessing its corporate structure, including the issue of whether to remain vertically integrated. As a first step toward "unbundling" the business for a competitive environment, Cinergy announced its intention to reorganize into strategic business units. This functional reorganization will separate Cinergy's utility businesses into an energy services business unit, an energy delivery business unit, and an energy commodities business unit.
The design of these new organizations is expected to be completed by the end of the year. Cinergy continues to analyze what benefits, if any, may exist in the future for its various stakeholders of separating the business units into different corporations.

Cinergy and PSI
Contract Negotiations As previously reported, the Labor Agreement between PSI and IBEW Local No. 1393 was scheduled to expire May 1, 1996. On May 24, 1996, union members ratified a new labor agreement effective May 24, 1996, and expiring April 30, 1999.

Regulatory Matters

Cinergy, CG&E, PSI, and ULH&P
FERC Orders 888 and 889 In April 1996, the FERC issued final orders relating to its previously issued mega-NOPR (FERC Orders 888 and 889). The unanimously-passed final rules, contain essentially the same provisions as the mega-NOPR. Additionally, the FERC concurrently issued a related NOPR which establishes a new system for utilities to use in reserving capacity on their own and others' transmission lines. Cinergy is currently evaluating its position with respect to the related NOPR and the potential effects upon the Company if adopted.

The final rules provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the filed tariffs for their own bulk power transactions, establish an electronic bulletin board for transmission availability and pricing information, and establish a contract-based approach to recovering any potential stranded costs as a result of customer choice at the wholesale level. The FERC expects the rules to "accelerate competition and bring lower prices and more choices to energy customers". The final rules became effective on July 9, 1996. CG&E, PSI, and ULH&P have made compliance filings with the FERC and are now operating under open access/comparability tariffs.

Cinergy and CG&E
Legislation On June 18, 1996, House Bill 476 (HB 476) was signed into law by the Governor of Ohio. HB 476 addresses regulatory reform of the natural gas industry at the state level and thus is an extension of Order 636 for local distribution companies. The Ohio law, among other things, provides that natural gas commodity sales services may be exempted from PUCO regulation and that the PUCO allow alternative ratemaking methodologies in connection with other regulated services. The PUCO has initiated a rulemaking proceeding to promulgate administrative rules necessary to implement the law.

Cinergy and PSI
PSI's Retail Rate Proceeding See Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy and CG&E
CG&E's Gas Rate Proceeding See Note 8 of the "Notes to Financial Statements" in "Part I. Financial Information."

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P
New Accounting Standard See Note 4 of the "Notes to Financial Statements" in "Part I. Financial Information."
CAPITAL REQUIREMENTS

Cinergy and CG&E
Proposed Proxy Solicitation See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information."

Other Commitments

Cinergy and PSI
WVPA Litigation See Note 3 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, PSI, and ULH&P
1996 Voluntary Workforce Reduction Program See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

CAPITAL RESOURCES

Cinergy, CG&E, PSI, and ULH&P
Long-term Debt and Preferred Stock For information regarding recent securities redemptions, see Note 2 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt The operating subsidiary companies of Cinergy have the following short-term debt authorizations and lines of credit:

                                                Committed           Unused
                              Authorized          Lines__            Lines
                                              (in millions)

    Cinergy & Subsidiaries       $838              $281              $202
    CG&E                          400                80                80
    PSI                           400               200               121
    ULH&P                          35                -                 -

Additionally, in connection with the tender offer to purchase Midlands, Cinergy has established a $600 million credit facility, which expires in May 2001, of which $121 million remained unused as of August 12, 1996. This new credit facility was established, in part, to fund the acquisition of Midlands through Avon Energy ($500 million has been designated for this purpose) with the remaining portion available for general corporate purposes. The prior $100 million credit facility, which would have expired in September 1997, has been terminated.

In addition, M.E. Holdings, entered into a $40 million non-recourse credit agreement which will also be used to fund the acquisition of Midlands. Cinergy expects to borrow approximately $500 million under the two agreements to fund its equity investment in Avon Energy.

Cinergy, CG&E, PSI, and ULH&P
Sales of Accounts Receivables As discussed in each registrant's 1995 Form 10-K, in January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivables. Under the agreement, the companies have the authority to sell up to an aggregate maximum of $350 million of which $257 million has been sold as of July 31, 1996.

                                CINERGY CORP.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996

Kwh Sales

Kwh sales increased 11.2% for the quarter ended June 30, 1996, from the comparable period of last year partially reflecting increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Higher sales to residential and commercial customers reflected cooler than normal weather early in the second quarter and an increase in the average number of customers. Sales to industrial customers increased due to growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the second quarter of 1996 increased 17.3% as compared to the same period in 1995. Cooler than normal weather during the second quarter of 1996 and increases in the average number of customers led to higher gas sales to retail customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes, which more than offset the decline in industrial sales, mainly reflects demand for gas transportation services in the primary metals and chemicals sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended June 30, 1996, increased $42 million (6.8%) as compared to the same period last year primarily as a result of the higher kwh sales previously discussed. This increase was partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

An analysis of electric operating revenues is shown below:

                                                              Quarter
                                                           Ended June 30
                                                           (in millions)

Electric operating revenues - June 30, 1995                    $609
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                       (8)
    Sales for resale
      Firm power obligations                                      4
      Non-firm power transactions                                (1)
  Total change in price per kwh                                  (5)

  Kwh sales
    Retail                                                       28
    Sales for resale
      Firm power obligations                                      4
      Non-firm power transactions                                15
  Total change in kwh sales                                      47

Electric operating revenues - June 30, 1996                    $651

Gas Operating Revenues

Gas operating revenues increased $9 million (16.1%) in the second quarter of 1996 when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes and the operation of fuel adjustment clauses reflecting a higher average cost of gas purchased for the period.

Operating Expenses

Gas Purchased

Gas purchased for the quarter ended June 30, 1996, increased $17 million (76.9%) when compared to the same period last year reflecting a higher average cost per Mcf of gas purchased and an increase in volumes purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $19 million for the quarter ended June 30, 1996, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations.

Other Operation

Other operation expenses for the quarter ended June 30, 1996, increased $25 million (20.1%) as compared to the same period last year. This increase is due to a number of factors, including higher administrative and general expenses reflecting, in part, charges of $17.4 million for early retirement and severance program costs.

Maintenance

The $5 million (10.3%) increase in maintenance expense for the second quarter of 1996 as compared to the same period of 1995 is primarily due to increased maintenance on CG&E's electric production facilities. The commercial operation of the Clean Coal Project in November 1995 also contributed to the increased maintenance expenses.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

Phase-in deferred return and amortization of phase-in deferrals reflect a PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order. In the first three years of the rate phase-in plan, rates charged to customers did not fully recover depreciation expense and return on investment. This deficiency was deferred and is being recovered over a seven-year period that began in May 1995.

Interest and Other Charges

Interest on Long-term Debt and Other Interest

Interest charges decreased $4 million (6.8%) for the three months ended June 30, 1996, from the same period of 1995 primarily due to the redemption of $161.5 million of long-term debt by CG&E and ULH&P during the period from January 1996 through May 1996. Additionally, interest on short-term debt decreased as PSI and ULH&P borrowed funds through an internally funded Money Pool, reducing outside borrowings at higher interest rates.

Preferred Dividend Requirements of Subsidiaries

The decrease in the preferred dividend requirement of $2 million (22.9%) for the quarter ended June 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

Kwh Sales

Kwh sales increased 12.0% for the six months ended June 30, 1996, from the comparable period of last year partially reflecting increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels were increased sales to residential and commercial customers as a result of colder weather in the first quarter of 1996 and cooler than normal weather early in the second quarter of 1996. Additionally, the increase reflects a higher average number of residential and commercial customers, while industrial sales increased primarily due to growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first six months of 1996 increased 14.0% as compared to the same period in 1995. Colder weather during the first quarter of 1996, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers led to higher gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes, which more than offset the decline in industrial sales, mainly reflects demand for gas transportation services in the primary metals and chemicals sectors.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the six months ended June 30, 1996, increased $95 million (7.6%) reflecting the increased kwh sales, as previously discussed. In addition, PSI's 4.3% retail rate increase approved in the February 1995 Order and a 1.9% increase for carrying costs on CWIP property which was approved by the IURC in March 1995 contributed to the increase. The aforementioned operation of fuel adjustment clauses partially offset these increases.

An analysis of electric operating revenues is shown below:

                                                     Six Months
                                                    Ended June 30
                                                    (in millions)

Electric operating revenues - June 30, 1995             $1 241
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                 (14)
    Sales for resale
      Firm power obligations                                (1)
      Non-firm power transactions                            3
  Total change in price per kwh                            (12)

  Kwh sales
    Retail                                                  70
    Sales for resale
      Firm power obligations                                 8
      Non-firm power transactions                           29
  Total change in kwh sales                                107

Electric operating revenues - June 30, 1996             $1 336

Gas Operating Revenues

Gas operating revenues increased $33 million (14.3%) in the first six months of 1996 when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes. Also contributing to the increase was the operation of fuel adjustment clauses reflecting a higher cost of gas purchased for the period.

Operating Expenses

Gas Purchased

Gas purchased for the six months ended June 30, 1996, increased $16 million (13.8%) when compared to the same period last year. This increase was attributable to an increase in volumes purchased and a higher average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $41 million for the six months ended June 30, 1996, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations.

Other Operation

Other operation expenses for the six months ended June 30, 1996, increased $54 million (22.5%), as compared to the same period last year. This increase is due to a number of factors, including higher administrative and general expenses reflecting, in part, charges of $17.4 million for early retirement and severance programs. Other factors include the recognition by PSI of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs and deferred DSM costs, which are being recovered in revenues pursuant to the February 1995 Order.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

As previously discussed, phase-in deferred return and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service deferred operating expenses - net reflects the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered.

Other - net

The $8 million change in other - net is due, in part, to expenses associated with CG&E's and ULH&P's sales of accounts receivables. These expenses were partially offset by Cinergy's equity in the earnings of Avon Energy.

Interest and Other Charges

Interest on Long-term Debt and Other Interest

Interest charges decreased $12 million (10.4%) for the six months ended June 30, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt during the period from March 1995 through November 1995 and the redemption of $161.5 million during the period from January 1996 through May 1996. Additionally, interest on short-term debt decreased as PSI and ULH&P borrowed funds through an internally funded Money Pool, reducing outside borrowings at higher interest rates.

Preferred Dividend Requirements of Subsidiaries

The decrease in the preferred dividend requirement of $4 million (22.3%) for the six months ended June 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1996

Kwh Sales

Kwh sales increased 11.8% for the twelve months ended June 30, 1996, from the comparable period of last year partially reflecting increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels were increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, colder weather during the fourth quarter of 1995 and the first quarter of 1996, and cooler than normal weather during the second quarter of 1996. Additionally, the increase reflects a higher average number of residential and commercial customers, while industrial sales increased primarily due to growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended June 30, 1996, increased 17.4% as compared to the same period in 1995. Colder weather during the winter heating season and increases in the average number of customers led to higher gas sales to retail customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes, which more than offset the decline in industrial sales, mainly reflects demand for gas transportation services in the primary metals sector.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the twelve months ended June 30, 1996, increased $238 million (9.6%), reflecting increased kwh sales and PSI's rate increases, as previously discussed. The aforementioned operation of fuel adjustment clauses partially offset these increases.

An analysis of electric operating revenues is shown below:

                                                    Twelve Months
                                                    Ended June 30
                                                    (in millions)

Electric operating revenues - June 30, 1995             $2 469
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                  (3)
    Sales for resale
      Firm power obligations                                (6)
      Non-firm power transactions                           11
  Total change in price per kwh                              2

  Kwh sales
    Retail                                                 181
    Sales for resale
      Firm power obligations                                15
      Non-firm power transactions                           40
  Total change in kwh sales                                236

Electric operating revenues - June 30, 1996             $2 707

Gas Operating Revenues

Gas operating revenues increased $60 million (15.6%) for the twelve months ended June 30, 1996, when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes.

Operating Expenses

Gas Purchased

Gas purchased for the twelve months ended June 30, 1996, increased $30 million (15.6%) when compared to the same period last year. This increase was attributed to an increase in volumes purchased which was partially offset by a lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $58 million for the twelve months ended June 30, 1996, when compared to the same period of last year, primarily reflecting increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

As previously discussed, phase-in deferred return and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order.

Post-in-service Deferred Operating Expenses - Net

Post-in-service deferred operating expenses - net reflects, in large part, the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered.

Taxes Other than Income Taxes

Taxes other than income taxes increased $14 million (5.5%) over the same period of 1995 primarily due to increased property taxes resulting from a greater investment in taxable property and higher property tax rates.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $7 million (82.1%) for the twelve months ended June 30, 1996, from the comparable period of last year. This decrease is a result of PSI's discontinuing the accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order. Partially offsetting the decrease is the accrual of the aforementioned costs on the Clean Coal Project which began commercial operation in November 1995.

Other - net

Other - net increased $17 million (60.0%) for the twelve months ended June 30, 1996, from the comparable period of 1995, reflecting $4 million of interest on an income tax refund related to prior years, a $10 million gain on the sale of an Argentine utility, Cinergy's equity in the earnings of Avon Energy, and charges of $14 million in 1994 for merger-related and other expenditures which cannot be recovered from customers. These items were partially offset by a number of factors, including charges associated with winding-down certain non-utility activities during 1995 and expenses associated with CG&E's and ULH&P's sales of accounts receivables.

Interest and Other Charges

Interest on Long-term Debt and Other Interest

Interest charges decreased $17 million (7.1%) for the twelve months ended June 30, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt by CG&E and ULH&P during the period from March 1995 through November 1995 and the redemption of $161.5 million during the period from January 1996 through May 1996. Additionally, interest on short-term debt decreased as PSI and ULH&P borrowed funds through an internally funded Money Pool, reducing outside borrowings at higher interest rates.

Preferred Dividend Requirements of Subsidiaries

The decrease in the preferred dividend requirement of $8 million (22.1%) for the twelve months ended June 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by an officer and the chief accounting officer on its behalf by the undersigned thereunto duly authorized.

             CINERGY CORP.
                                                     Registrant




Date:  August 15, 1996                             Charles J. Winger        __
                                               Chief Accounting Officer