Form 10-Q
period 1997-06-30
CINERGY CORP
filed 1997-08-13
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549


 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

As of July 31, 1997, shares of Common Stock outstanding for each registrant were as listed:

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

PART II.  OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .
  4    Submission of Matters to a Vote of Security Holders . .
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .
       Signature . . . . . . . . . . . . . . . . . . . . . . .

GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION_________________________

1996 Form         Combined 1996 Annual Report on Form 10-K filed separately by
  10-K              Cinergy, CG&E, PSI, and ULH&P

AEP               American Electric Power Company, Inc.

Avon Energy       Avon Energy Partners Holdings, an Unlimited Liability
                    Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company

Beckjord          CG&E's W. C. Beckjord Station

CAC               Citizens Action Coalition of Indiana, Inc.

Capital &         Cinergy Capital & Trading, Inc., an affiliate of Cinergy
  Trading

CERCLA            Comprehensive Environmental Response, Compensation and
                    Liability Act

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

Cinergy, CIN,     Cinergy Corp.
   or Company

Cinergy UK        Cinergy UK, Inc. (a subsidiary of Investments)
                    which holds Cinergy's 50% investment in Avon Energy

Clean Coal        A joint arrangement by PSI and Destec Energy, Inc. for a
  Project 262-megawatt clean coal power generating facility located at Wabash River Generating Station

Coal Supply       An agreement to purchase coal from Eagle Coal Company
  Agreement

D&P               Duff & Phelps Credit Rating Co.

December 1996     A PUCO order issued in December 1996 on CG&E's gas rate
  Order             proceeding

December 1996     An IURC order issued in December 1996 on PSI's DSM
  DSM Order         proceeding

DSM               Demand-side management

EPA               U.S. Environmental Protection Agency

FASB              Financial Accounting Standards Board

FERC              Federal Energy Regulatory Commission

Fitch             Fitch Investors Service, Inc.

GEP               Greenwich Energy Partners L.P.

Gibson            PSI's Gibson Generating Station

    TERM                                   DEFINITION_________________________

IGC               Indiana Gas Company, Inc.

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

IURC              Indiana Utility Regulatory Commission

KPSC              Kentucky Public Service Commission

kwh               Kilowatt-hour

M&R Fund          Maintenance and Replacement Fund

Mcf               Thousand cubic feet

Merger Order      The FERC's order approving the merger of CG&E and PSI
                    Resources, Inc. to form Cinergy

MGP               Manufactured Gas Plant

Miami Fort        CG&E's Miami Fort Generating Station

Midlands          Midlands Electricity plc

Moody's           Moody's Investors Service

NAAQS             National Ambient Air Quality Standards

NIPSCO            Northern Indiana Public Service Company

NOx               Nitrogen Oxide

Opinion 15        Accounting Principles Board Opinion 15, Earnings Per Share

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUCO              Public Utilities Commission of Ohio

PUHCA             Public Utility Holding Company Act of 1935

S&P               Standard & Poor's

SEC               Securities and Exchange Commission

September 1996    An IURC order issued in September 1996 on PSI's retail rate
  Order             proceeding

SIP               State Implementation Plan

Statement 128     Statement of Financial Accounting Standards No. 128,
                    Earnings Per Share

UCC               The Indiana Office of the Utility Consumer Counselor

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

Zimmer            CG&E's William H. Zimmer Generating Station

CINERGY CORP.
AND SUBSIDIARY COMPANIES

CINERGY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)


ASSETS
                                                          June 30     December 31
                                                           1997          1996
                                                          (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                             $8,901,932   $8,809,786
    Gas                                                     729,805      713,829
    Common                                                  185,177      185,255
                                                          9,816,914    9,708,870
  Accumulated depreciation                                3,698,764    3,591,858
                                                          6,118,150    6,117,012
  Construction work in progress                             161,279      172,614
      Total utility plant                                 6,279,429    6,289,626

Current Assets
  Cash and temporary cash investments                        26,364       19,327
  Restricted deposits                                         1,945        1,721
  Notes receivable                                              204          321
  Accounts receivable less accumulated provision
    for doubtful accounts of $11,965 at June 30, 1997,
    and $10,618 at December 31, 1996                        171,574      199,040
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                      62,508       71,730
    Gas stored for current use                               24,989       32,951
    Other materials and supplies                             76,496       80,292
  Property taxes applicable to subsequent year               61,790      123,580
  Prepayments and other                                      50,135       37,049
                                                            476,005      566,011

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes               372,240      377,194
    Post-in-service carrying costs and deferred
      operating expenses                                    182,450      186,396
    Coal contract buyout costs                              128,943      138,171
    Deferred merger costs                                    93,193       93,999
    Deferred demand-side management costs                   121,544      134,742
    Phase-in deferred return and depreciation                92,426       95,163
    Unamortized costs of reacquiring debt                    69,336       70,518
    Other                                                    63,268       72,483
  Investment in unconsolidated subsidiary                   615,736      592,660
  Other                                                     268,760      231,551
                                                          2,007,896    1,992,877

                                                         $8,763,330   $8,848,514

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.


CAPITALIZATION AND LIABILITIES
                                                             June 30     December 31
                                                               1997         1996
                                                            (dollars in thousands)
Common Stock Equity
  Common stock - $.01 par value; authorized
    shares - 600,000,000; outstanding shares -
    157,679,129 at June 30, 1997, and
    December 31, 1996                                      $    1,577     $    1,577
  Paid-in capital                                           1,570,533      1,590,735
  Retained earnings                                         1,019,957        992,273
  Cumulative foreign currency translation adjustment             (720)          (131)
      Total common stock equity                             2,591,347      2,584,454

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption                         194,048        194,232

Long-term Debt                                              2,133,475      2,326,378
      Total capitalization                                  4,918,870      5,105,064

Current Liabilities
  Long-term debt due within one year                          130,000        140,000
  Notes payable and other short-term obligations            1,104,859        922,217
  Accounts payable                                            312,445        305,420
  Accrued taxes                                               268,322        323,059
  Accrued interest                                             58,085         55,590
  Other                                                        87,361        114,653
                                                            1,961,072      1,860,939

Other Liabilities
  Deferred income taxes                                     1,152,896      1,146,263
  Unamortized investment tax credits                          171,106        175,935
  Accrued pension and other postretirement
    benefit costs                                             280,149        263,319
  Other                                                       279,237        296,994
                                                            1,883,388      1,882,511

                                                           $8,763,330     $8,848,514

CINERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)


                                              Quarter Ended                 Year to Date              Twelve Months Ended
                                                 June 30                      June 30                       June 30
                                           1997           1996          1997           1996           1997           1996
                                                             (in thousands, except per share amounts)

Operating Revenues
  Electric                               $790,576       $650,714     $1,608,490     $1,335,554     $3,041,642     $2,706,643
  Gas                                      74,757         66,120        287,023        265,275        495,782        443,941
                                          865,333        716,834      1,895,513      1,600,829      3,537,424      3,150,584

Operating Expenses
  Fuel used in electric production        134,602        163,805        310,348        355,257        668,341        716,908
  Gas purchased                            35,826         39,955        159,794        133,180        275,730        222,350
  Purchased and exchanged power           195,364         30,802        355,956         58,423        456,371         88,748
  Other operation                         158,488        148,626        321,900        294,760        625,574        574,820
  Maintenance                              51,201         48,164         97,055         91,806        199,157        186,003
  Depreciation                             72,171         70,597        143,727        140,792        285,698        278,880
  Amortization of phase-in deferrals        3,370          3,399          6,741          6,799         13,540         13,617
  Amortization of post-in-service
    deferred operating expenses             1,090           (864)         2,181         (1,707)         2,379         (2,138)
  Income taxes                             39,937         33,020        103,856        107,003        215,122        225,214
  Taxes other than income taxes            67,841         66,809        136,213        132,546        261,482        260,393
                                          759,890        604,313      1,637,771      1,318,859      3,003,394      2,564,795

Operating Income                          105,443        112,521        257,742        281,970        534,030        585,789

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                       180            497            371            848            748            927
  Post-in-service carrying costs             -               494           -               837            386          1,442
  Phase-in deferred return                  2,002          2,093          4,004          4,186          8,190          8,455
  Equity in earnings of
    unconsolidated subsidiary              12,180          2,433         38,680          2,433         61,677          2,433
  Income taxes                              3,653          2,329          4,444          5,547         18,433          9,321
  Other - net                              (8,080)        (5,950)       (10,707)       (13,626)       (37,545)       (13,746)
                                            9,935          1,896         36,792            225         51,889          8,832

Income Before Interest and Other
  Charges                                 115,378        114,417        294,534        282,195        585,919        594,621

Interest and Other Charges
  Interest on long-term debt               44,977         48,021         94,252         97,156        187,713        204,567
  Other interest                           13,430          5,321         27,297          8,192         50,274         17,890
  Allowance for borrowed funds used
    during construction                    (1,754)        (1,642)        (3,096)        (2,780)        (6,499)        (6,548)
  Preferred dividend requirements
    of subsidiaries                         3,236          6,677          6,475         13,446         16,209         26,985
                                           59,889         58,377        124,928        116,014        247,697        242,894

Net Income                               $ 55,489       $ 56,040     $  169,606     $  166,181     $  338,222     $  351,727
Costs of Reacquisition of Preferred
  Stock of Subsidiary                        -              -              -              -           (18,391)          -___
Net Income Applicable to Common Stock    $ 55,489       $ 56,040     $  169,606     $  166,181     $  319,831     $  351,727

Average Common Shares Outstanding         157,679        157,679        157,679        157,677        157,679        157,448

Earnings Per Common Share
  Net income                             $   0.35       $   0.35     $     1.07     $     1.05     $     2.14     $     2.23
  Costs of reacquisition of preferred
    stock of subsidiary                      -              -              -              -             (0.12)          -___
  Net income applicable to common
    stock                                $   0.35       $   0.35     $     1.07     $     1.05     $     2.02     $     2.23

Dividends Declared Per Common Share      $   0.45       $   0.43     $     0.90     $     0.86     $     1.78     $     1.72

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(unaudited)
                                                                                     Cumulative
                                                                                      Foreign
                                                                                      Currency
                                       Common         Paid-in         Retained       Translation    Total Common
                                       Stock          Capital         Earnings       Adjustment     Stock Equity
                                                                (dollars in thousands)
Quarter Ended June 30, 1997

Balance April 1, 1997                  $1,577       $1,579,934       $1,035,390       $(1,166)       $2,615,735
Net income                                                               55,489                          55,489
Dividends on common stock (See page
  8 for per share amounts)                                              (70,910)                        (70,910)
Translation adjustments                                                                   446               446
Other                                                   (9,401)             (12)                         (9,413)

Balance June 30, 1997                  $1,577       $1,570,533       $1,019,957       $  (720)       $2,591,347

Quarter Ended June 30, 1996

Balance April 1, 1996                  $1,577       $1,595,435       $  992,558       $   -          $2,589,570
Net income                                                               56,040                          56,040
Dividends on common stock (See page
  8 for per share amounts)                                              (67,801)                        (67,801)
Translation adjustments                                                                  (567)             (567)
Other                                                     (515)             206                            (309)

Balance June 30, 1996                  $1,577       $1,594,920       $  981,003       $  (567)       $2,576,933

Six Months Ended June 30, 1997

Balance January 1, 1997                $1,577       $1,590,735       $  992,273       $  (131)       $2,584,454
Net income                                                              169,606                         169,606
Dividends on common stock (See page
  8 for per share amounts)                                             (141,910)                       (141,910)
Translation adjustments                                                                  (589)             (589)
Other                                                  (20,202)             (12)                        (20,214)

Balance June 30, 1997                  $1,577       $1,570,533       $1,019,957       $  (720)       $2,591,347

Six Months Ended June 30, 1996

Balance January 1, 1996                $1,577       $1,597,050       $  950,216       $   -          $2,548,843
Net income                                                              166,181                         166,181
Issuance of 8,988 shares of common
  stock - net                                              311                                              311
Dividends on common stock (See page
  8 for per share amounts)                                             (135,600)                       (135,600)
Translation adjustments                                                                  (567)             (567)
Other                                                   (2,441)             206                          (2,235)

Balance June 30, 1996                  $1,577       $1,594,920       $  981,003       $  (567)       $2,576,933

Twelve Months Ended June 30, 1997

Balance July 1, 1996                   $1,577       $1,594,920       $  981,003       $  (567)       $2,576,933
Net income                                                              338,222                         338,222
Dividends on common stock (See page
  8 for per share amounts)                                             (280,668)                       (280,668)
Translation adjustments                                                                  (153)             (153)
Costs of reacquisition of preferred
  stock of subsidiary                                                   (18,391)                        (18,391)
Other                                                  (24,387)            (209)                        (24,596)

Balance June 30, 1997                  $1,577       $1,570,533       $1,019,957       $  (720)       $2,591,347

Twelve Months Ended June 30, 1996

Balance July 1, 1995                   $1,566       $1,570,873       $  900,094       $   -          $2,472,533
Net income                                                              351,727                         351,727
Issuance of 1,111,798 shares of common
  stock - net                              11           26,517                                           26,528
Common stock issuance expenses                             (40)                                             (40)
Dividends on common stock (See page
  8 for per share amounts)                                             (270,559)                       (270,559)
Translation adjustments                                                                  (567)             (567)
Other                                                   (2,430)            (259)                         (2,689)

Balance June 30, 1996                  $1,577       $1,594,920       $  981,003       $  (567)       $2,576,933


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                          Year to Date          Twelve Months Ended
                                                             June 30                   June 30
                                                        1997         1996         1997         1996
                                                                      (in thousands)
Operating Activities
  Net income                                         $ 169,606    $ 166,181    $ 338,222    $ 351,727
  Items providing (using) cash currently:
    Depreciation                                       143,727      140,792      285,698      278,880
    Deferred income taxes and investment tax
      credits - net                                      8,146       32,783       23,275       72,778
    Equity in unconsolidated subsidiary                (38,680)      (2,433)     (61,677)      (2,433)
    Allowance for equity funds used during
      construction                                        (371)        (848)        (748)        (927)
    Regulatory assets - net                             38,881       21,019       57,144       43,086
    Changes in current assets and current
      liabilities
        Restricted deposits                               (224)        (312)        (270)      (1,361)
        Accounts and notes receivable, net of
          reserves on receivables sold                  25,529      195,707      (37,429)      76,445
        Materials, supplies, and fuel                   20,980       12,182       52,803       58,476
        Accounts payable                                 7,025      (10,187)      54,493       73,552
        Litigation settlement                             -            -         (80,000)        -
        Accrued taxes and interest                     (52,242)     (70,160)      23,387      (15,507)
    Other items - net                                   (5,491)      44,389      (12,034)      45,139
          Net cash provided by operating
            activities                                 316,886      529,113      642,864      979,855

Financing Activities
  Issuance of common stock                                -             311         -          26,488
  Issuance of long-term debt                              -            -         150,217      111,255
  Funds on deposit from issuance of long-term debt        -             973         -           4,332
  Retirement of preferred stock of subsidiaries           (114)     (15,114)    (197,487)    (108,573)
  Redemption of long-term debt                        (206,312)    (161,120)    (282,375)    (342,702)
  Change in short-term debt                            182,642      407,700      347,359      413,500
  Dividends on common stock                           (141,910)    (135,600)    (280,668)    (270,559)
          Net cash provided by (used in)
            financing activities                      (165,694)      97,150     (262,954)    (166,259)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)        (133,372)    (125,785)    (330,600)    (290,126)
  Deferred demand-side management costs                (10,783)     (17,206)     (37,921)     (50,151)
  Investment in unconsolidated subsidiary                 -        (456,998)     (46,351)    (456,998)
  Sale of investment in Argentine utility                 -            -            -          19,799
          Net cash used in investing activities       (144,155)    (599,989)    (414,872)    (777,476)

Net increase (decrease) in cash and
  temporary cash investments                             7,037       26,274      (34,962)      36,120

Cash and temporary cash investments at
  beginning of period                                   19,327       35,052       61,326       25,206

Cash and temporary cash investments at
  end of period                                      $  26,364    $  61,326    $  26,364    $  61,326

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter, six months, and twelve months ended June 30, 1997. For information concerning the results of operations for each of the other registrants for the same quarter and six months ended, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

Kwh Sales

Kwh sales increased 65.5% for the quarter ended June 30, 1997, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels was an increase in industrial sales primarily reflecting growth in the food products and primary metals sectors. These increases were partially offset by decreased residential and commercial sales for the quarter ended June 30, 1997, as compared to the same period last year, as a result of mild weather.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended June 30, 1997, increased $140 million (21%), as compared to the same period last year, primarily as a result of the increased activity in Cinergy's power marketing and trading operations previously discussed. Also contributing to the increase were the effects of the December 1996 DSM Order and a 7.6% ($76 million annually) retail rate increase approved in the September 1996 Order. These increases were partially offset by declines in kwh sales to residential and commercial customers as a result of mild weather and the operation of CG&E's fuel adjustment clauses reflecting a lower average cost per kwh.

An analysis of electric operating revenues is shown below:

                                                             Quarter
                                                          Ended June 30
                                                          (in millions)

Electric operating revenues - June 30, 1996                    $651
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                        3
    Sales for resale
      Firm power obligations                                     (9)
      Non-firm power transactions                               (15)
  Total change in price per kwh                                 (21)

  Kwh sales
    Retail                                                      (18)
    Sales for resale
      Firm power obligations                                      1
      Non-firm power transactions                               178
  Total change in kwh sales                                     161

Electric operating revenues - June 30, 1997                    $791


Gas Operating Revenues

The increasing trend of industrial customers purchasing gas directly from producers and utilizing Cinergy facilities to transport the gas continues to put downward pressure on gas operating revenues. When Cinergy sells gas, the sales price reflects the cost of gas purchased by Cinergy to support the sale plus the costs to deliver the gas. When gas is transported, Cinergy does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues increased $9 million (13%) in the second quarter of 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased. These increases were partially offset by the aforementioned trend toward increased transportation services.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs decreased $29 million (18%), as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                 Quarter
                                              Ended June 30
                                              (in millions)

Fuel expense - June 30, 1996                      $164
Decrease due to change in:
  Price of fuel                                     (1)
  Deferred fuel cost                               (27)
  Kwh generation                                    (1)

Fuel expense - June 30, 1997                      $135

Purchased and Exchanged Power

Purchased and exchanged power increased $165 million for the quarter ended June 30, 1997, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Other Operation

Other operation expenses for the quarter ended June 30, 1997, increased $10 million (7%), as compared to the same period of 1996. This increase is due to expenses of approximately $19 million for PSI, primarily associated with the Clean Coal Project, amortization of deferred DSM expenses, deferred merger costs, and deferred postretirement benefit costs, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order. This increase was partially offset by a decrease in CG&E's other operation expenses of approximately $9 million. This decline is due to charges in the second quarter of 1996 for early retirement and severance programs.

Maintenance

For the quarter ended June 30, 1997, maintenance expenses increased $3 million (6%), when compared to the quarter ended June 30, 1996. This increase is primarily due to scheduled outages at Gibson.

Amortization of Post-in-service Deferred Operating Expenses

Amortization of post-in-service deferred operating expenses reflects the amortization and related recovery in rates of various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant was reflected in retail rates.

Other Income and Expenses - Net

Equity in Earnings of Unconsolidated Subsidiary

The increase in equity in earnings of unconsolidated subsidiary of $10 million for the quarter ended June 30, 1997, represents the effect of the investment in Midlands for a full quarter in 1997. Midlands was purchased during the second quarter of 1996.

Other - net

The change in other - net of $2 million (36%) for the three months ended June 30, 1997, from the same period of 1996, is primarily due to a higher level of expenses associated with CG&E's and ULH&P's sales of accounts receivables during the second quarter of 1997.

Interest and Other Charges

Interest on Long-term Debt

Interest on long-term debt decreased $3 million (6%) for the quarter ended June 30, 1997, as compared to the same period last year, primarily reflecting the net redemption of approximately $80 million of long-term debt by CG&E, PSI, and ULH&P during the period from May 1996 through April 1997.

Other Interest

Other interest increased $8 million for the quarter ended June 30, 1997, as compared to the same period last year, primarily reflecting interest expense on short-term borrowings used to fund Cinergy's investment in Avon Energy. (See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information.")

Preferred Dividend Requirements of Subsidiaries

Preferred dividend requirements of subsidiaries decreased $3 million (52%) for the quarter ended June 30, 1997, as compared to the same period of 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer during the third quarter of 1996.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

Kwh Sales

Kwh sales increased 50.1% for the six months ended June 30, 1997, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels was an increase in industrial sales primarily reflecting growth in the food products and primary metals sectors. These increases were partially offset by decreased residential and commercial sales for the first six months of 1997, as compared to the same period last year, as a result of mild weather.

Mcf Sales and Transportation

Mcf gas sales for the six months ended June 30, 1997, decreased 12.2%, while Mcf transportation volumes increased 7.6%, when compared to the same period in 1996. Decreased Mcf sales reflect, in part, cold weather during the first quarter of 1996, as compared to the mild weather during the same period of 1997, and were partially offset by an increase in residential and commercial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by Cinergy.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the six months ended June 30, 1997, increased $272 million (20%), as compared to the same period last year, primarily as a result of the increased activity in Cinergy's power marketing and trading operations previously discussed. Also contributing to the increase were the effects of the December 1996 DSM Order and a 7.6% ($76 million annually) retail rate increase approved in the September 1996 Order. These increases were partially offset by declines in kwh sales to residential and commercial customers as previously discussed, and the operation of CG&E's fuel adjustment clauses.

An analysis of electric operating revenues is shown below:

                                                            Six Months
                                                          Ended June 30
                                                          (in millions)

Electric operating revenues - June 30, 1996                   $1 336
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                         5
    Sales for resale
      Firm power obligations                                      (7)
  Total change in price per kwh                                   (2)

  Kwh sales
    Retail                                                       (23)
    Sales for resale
      Firm power obligations                                       1
      Non-firm power transactions                                296
  Total change in kwh sales                                      274

Electric operating revenues - June 30, 1997                   $1 608

Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for Cinergy in "Results of Operations for the Quarter Ended June 30, 1997."

Gas operating revenues increased $22 million (8%) for the six months ended June 30, 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased. These increases were partially offset by the previously discussed changes in gas sales volumes.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs decreased $45 million (13%), as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                               Six Months
                                              Ended June 30
                                              (in millions)

Fuel expense - June 30, 1996                       $355
Decrease due to change in:
  Price of fuel                                      (6)
  Deferred fuel cost                                (37)
  Kwh generation                                     (2)

Fuel expense - June 30, 1997                       $310

Gas Purchased

Gas purchased for the six months ended June 30, 1997, increased $27 million (20%) when compared to the same period last year, reflecting an increase in the average cost per Mcf purchased which was partially offset by a decrease in volume.

Purchased and Exchanged Power

Purchased and exchanged power increased $298 million for the six months ended June 30, 1997, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Other Operation

Other operation expenses for the first six months of 1997 increased by $27 million (9%), as compared to the same period of 1996. This increase is primarily due to higher other operation expenses of PSI relating to the Clean Coal Project, amortization of deferred DSM expenses, deferred merger costs, and deferred postretirement benefit costs, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order. This increase was partially offset by a decrease in CG&E's other operation expenses of approximately $10 million. This decline is due to charges in the second quarter of 1996 for early retirement and severance programs.

Maintenance

For the six months ended June 30, 1997, maintenance expenses increased $5 million (6%), when compared to the six months ended June 30, 1996. This increase is primarily due to scheduled outages at Gibson, Beckjord, and Miami Fort and a forced outage at Zimmer.

Amortization of Post-in-service Deferred Operating Expenses

Amortization of post-in-service deferred operating expenses reflects the amortization and related recovery in rates of various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant was reflected in retail rates.

Other Income and Expenses - Net

Equity in Earnings of Unconsolidated Subsidiary

The increase in equity in earnings of unconsolidated subsidiary of $36 million for the six months ended June 30, 1997, represents the effect of the investment in Midlands for a full six months in 1997. Midlands was purchased during the second quarter of 1996.

Other - net

The change in other - net of $3 million (21%) for the six months ended June 30, 1997, from the same period of 1996, is primarily due to an increase in carrying costs related to the Coal Supply Agreement, Clean Coal Project, and PSI's deferred DSM costs. These increases were partially offset by a higher level of expenses associated with CG&E's and ULH&P's sales of accounts receivables during the first six months of 1997.

Interest and Other Charges

Other Interest

Other interest increased $19 million for the first six months of 1997, as compared to the same period last year, primarily reflecting interest expense on short-term borrowings used to fund Cinergy's investment in Avon Energy. (See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information.")

Preferred Dividend Requirements of Subsidiaries

Preferred dividend requirements of subsidiaries decreased $7 million (52%) for the six months ended June 30, 1997, as compared to the same period of 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer during the third quarter of 1996.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1997

Kwh Sales

Kwh sales increased 30.2% for the twelve months ended June 30, 1997, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels was an increase in industrial sales primarily reflecting growth in the food products and primary metals sectors. These increases were partially offset by declines in residential and commercial sales attributable to a return to more normal weather in the third quarter of 1996 as compared to 1995, and mild weather for the first six months of 1997, as compared to the same period last year, offset slightly by increases in the average number of residential and commercial customers.

Mcf Sales and Transportation

Mcf gas sales for the twelve months ended June 30, 1997, decreased 10.5% while Mcf transportation volumes increased 11.6%, when compared to the same period in 1996. Decreased Mcf sales reflect, in part, cold weather during the first quarter of 1996, as compared to the same period of 1997, and were partially offset by an increase in residential and commercial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by Cinergy.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the twelve months ended June 30, 1997, increased $335 million (12%), reflecting increased kwh sales and the effects of the December 1996 DSM Order and the 7.6% retail rate increase approved in the September 1996 Order. This increase was partially offset by the operation of CG&E's fuel adjustment clauses reflecting a lower average cost of fuel used in electric production and a decrease in ULH&P's electric rates reflecting a reduction in the cost of electricity purchased from CG&E.

An analysis of electric operating revenues is shown below:

                                                   Twelve Months
                                                   Ended June 30
                                                   (in millions)

Electric operating revenues - June 30, 1996            $2 707
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                 17
    Sales for resale
      Firm power obligations                              (10)
      Non-firm power transactions                         (11)
  Total change in price per kwh                            (4)

  Kwh sales
    Retail                                                (36)
    Sales for resale
      Firm power obligations                                2
      Non-firm power transactions                         369
  Total change in kwh sales                               335

  Other                                                     4

Electric operating revenues - June 30, 1997            $3 042


Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for Cinergy in "Results of Operations for the Quarter Ended June 30, 1997."

Gas operating revenues increased $52 million (12%) for the twelve months ended June 30, 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased. These increases were partially offset by the previously discussed changes in gas sales volumes.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs decreased $49 million (7%), as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                              Twelve Months
                                              Ended June 30
                                              (in millions)

Fuel expense - June 30, 1996                       $717
Increase (Decrease) due to change in:
  Price of fuel                                     (39)
  Deferred fuel cost                                  4
  Kwh generation                                    (14)

Fuel expense - June 30, 1997                       $668

Gas Purchased

Gas purchased for the twelve months ended June 30, 1997, increased $53 million (24%) when compared to the same period last year, reflecting an increase in the average cost per Mcf purchased which was partially offset by a decrease in volume.

Purchased and Exchanged Power

Purchased and exchanged power increased $368 million for the twelve months ended June 30, 1997, when compared to the same period of last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Other Operation

Other operation increased $51 million (9%) for the twelve months ended June 30, 1997, as compared to the same period last year, primarily due to expenses associated with the Clean Coal Project and increases related to the amortization of DSM deferred expenses, which are being recovered in revenues pursuant to the September 1996 Order and the December 1996 DSM Order. In addition, charges for disallowances associated with the December 1996 Order contributed to the increased level of expenses.

Maintenance

Maintenance increased $13 million (7%) for the twelve months ended June 30, 1997, as compared to the twelve months ended June 30, 1996, primarily due to planned outages at Gibson, Zimmer, Beckjord, and Miami Fort and a forced outage at Gibson.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO ordered phase-in plan for Zimmer.

Amortization of Post-in-service Deferred Operating Expenses

Amortization of post-in-service deferred operating expenses reflects the amortization and related recovery in rates of various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant was reflected in retail rates.

Other Income and Expenses - Net

Equity in Earnings of Unconsolidated Subsidiary

The increase in equity in earnings of unconsolidated subsidiary of $59 million for the twelve months ended June 30, 1997, represents the effect of the investment in Midlands for a full twelve months in 1997. Midlands was purchased during the second quarter of 1996.

Other - net

The change in other - net of $24 million for the twelve months ended June 30, 1997, as compared to the same period last year is primarily due to charges of $14 million associated with the December 1996 Order and increased expenses associated with the sales of accounts receivable for PSI, CG&E, and ULH&P, partially offset by an increase in carrying costs related to the Coal Supply Agreement, Clean Coal Project, and PSI's deferred DSM costs.

Interest and Other Charges

Interest on Long-term Debt

Interest on long-term debt decreased $17 million (8%) for the twelve months ended June 30, 1997, from the same period of 1996, primarily due to net redemption of approximately $245 million long-term debt by CG&E, PSI, and ULH&P during the period from October 1995 through April 1997.

Other Interest

Other interest increased $32 million for the twelve months ended June 30, 1997, as compared to the same period last year, primarily reflecting interest expense on short-term borrowings used to fund Cinergy's investment in Avon Energy. (See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information.")

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $11 million (40%) for the twelve months ended June 30, 1997, from the same period of 1996, is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer during the third quarter of 1996.

Costs of Reacquisition of Preferred Stock of Subsidiary

Costs of reacquisition of preferred stock of subsidiary represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September of 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares.

THE CINCINNATI GAS &
 ELECTRIC COMPANY
   AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)


ASSETS
                                                   June 30        December 31
                                                     1997            1996
                                                    (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                      $4,678,491       $4,631,605
    Gas                                              729,805          713,829
    Common                                           185,177          185,255
                                                   5,593,473        5,530,689
  Accumulated depreciation                         1,941,506        1,868,579
                                                   3,651,967        3,662,110
  Construction work in progress                       92,613           95,984
        Total utility plant                        3,744,580        3,758,094

Current Assets
  Cash and temporary cash investments                  9,709            5,120
  Restricted deposits                                  1,173            1,171
  Notes receivable from affiliated companies           7,217           31,740
  Accounts receivable less accumulated
    provision for doubtful accounts of $10,517
    at June 30, 1997, and $9,178 at
    December 31, 1996                                 71,150          117,912
  Accounts receivable from affiliated
    companies                                         26,823            2,453
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production               31,178           29,865
    Gas stored for current use                        24,989           32,951
    Other materials and supplies                      48,243           52,023
  Property taxes applicable to subsequent year        61,790          123,580
  Prepayments and other                               44,093           32,433
                                                     326,365          429,248

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes        337,444          344,126
    Post-in-service carrying costs and
      deferred operating expenses                    138,081          141,492
    Deferred merger costs                             17,209           17,709
    Deferred demand-side management costs             35,842           33,534
    Phase-in deferred return and depreciation         92,426           95,163
    Unamortized costs of reacquiring debt             38,393           38,439
    Other                                             11,817           19,545
  Other                                               98,302           89,908
                                                     769,514          779,916

                                                  $4,840,459       $4,967,258

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY


CAPITALIZATION AND LIABILITIES
                                                  June 30        December 31
                                                   1997             1996
                                                   (dollars in thousands)
Common Stock Equity
  Common stock - $8.50 par value; authorized
    shares - 120,000,000; outstanding shares
    - 89,663,086 at June 30, 1997, and
    December 31, 1996                           $  762,136       $  762,136
  Paid-in capital                                  534,588          536,276
  Retained earnings                                265,912          247,403
      Total common stock equity                  1,562,636        1,545,815

Cumulative Preferred Stock
  Not subject to mandatory redemption               20,975           21,146

Long-term Debt                                   1,222,606        1,381,108
      Total capitalization                       2,806,217        2,948,069

Current Liabilities
  Long-term debt due within one year               130,000          130,000
  Notes payable and other short-term
    obligations                                    288,100          214,488
  Notes payable to affiliated companies             13,889              103
  Accounts payable                                 165,286          166,064
  Accounts payable to affiliated companies           9,151           12,726
  Accrued taxes                                    202,956          267,841
  Accrued interest                                  30,863           30,570
  Other                                             24,832           32,191
                                                   865,077          853,983

Other Liabilities
  Deferred income taxes                            777,185          767,085
  Unamortized investment tax credits               120,086          123,185
  Accrued pension and other postretirement
    benefit costs                                  173,003          165,282
  Other                                             98,891          109,654
                                                 1,169,165        1,165,206

                                                $4,840,459       $4,967,258


THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                          Quarter Ended                 Year to Date
                                             June 30                      June 30
                                        1997        1996            1997          1996
                                                       (in thousands)
Operating Revenues
  Electric
    Non-affiliated companies          $404,117    $363,238       $  799,742    $  726,582
    Affiliated companies                 7,785       7,970           13,860        20,255
  Gas
    Non-affiliated companies            74,757      66,120          287,023       265,275
    Affiliated companies                     1           1                2             1
                                       486,660     437,329        1,100,627     1,012,113

Operating Expenses
  Fuel used in electric production      60,358      87,451          130,597       184,558
  Gas purchased                         35,826      39,955          159,794       133,180
  Purchased and exchanged power
    Non-affiliated companies            93,909       7,233          164,771        13,666
    Affiliated companies                 3,065       2,019            4,637         8,755
  Other operation                       79,897      89,147          159,172       168,727
  Maintenance                           23,957      24,922           51,293        45,901
  Depreciation                          40,878      40,248           81,282        80,235
  Amortization of phase-in deferrals     3,370       3,399            6,741         6,799
  Amortization of post-in-service
    deferred operating expenses            822         822            1,645         1,645
  Income taxes                          27,037      19,337           70,837        74,227
  Taxes other than income taxes         52,507      53,344          106,021       104,913
                                       421,626     367,877          936,790       822,606

Operating Income                        65,034      69,452          163,837       189,507

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                     87         497              206           848
  Phase-in deferred return               2,002       2,093            4,004         4,186
  Income taxes                           3,730       1,799            6,736         3,480
  Other - net                           (4,261)     (3,904)          (9,036)       (4,590)
                                         1,558         485            1,910         3,924

Income Before Interest                  66,592      69,937          165,747       193,431

Interest
  Interest on long-term debt            27,831      30,988           57,876        63,088
  Other interest                         2,562         482            4,258           944
  Allowance for borrowed funds
    used during construction            (1,231)       (962)          (2,140)       (1,785)
                                        29,162      30,508           59,994        62,247

Net Income                            $ 37,430    $ 39,429       $  105,753    $  131,184

Preferred Dividend Requirement             217       3,474              436         6,948

Net Income Applicable to Common
  Stock                               $ 37,213    $ 35,955       $  105,317    $  124,236

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

                                                      Year to Date
                                                         June 30
                                                    1997         1996
                                                      (in thousands)

Operating Activities
  Net income                                     $ 105,753    $ 131,184
  Items providing (using) cash currently:
    Depreciation                                    81,282       80,235
    Deferred income taxes and investment tax
      credits - net                                 15,055       29,939
    Allowance for equity funds used during
      construction                                    (206)        (848)
    Regulatory assets - net                         15,011       15,351
    Changes in current assets and current
      liabilities
        Restricted deposits                             (2)         (26)
        Accounts and notes receivable, net of
          reserves on receivables sold              45,703      117,341
        Materials, supplies, and fuel               10,429       11,008
        Accounts payable                            (4,353)     (11,742)
        Accrued taxes and interest                 (64,592)     (69,325)
    Other items - net                               32,145       44,276
          Net cash provided by operating
            activities                             236,225      347,393

Financing Activities
  Retirement of preferred stock                       (113)        -
  Redemption of long-term debt                    (160,612)    (161,120)
  Change in short-term debt                         87,398         -
  Dividends on preferred stock                        (438)      (6,948)
  Dividends on common stock                        (85,200)     (87,111)
          Net cash used in financing
            activities                            (158,965)    (255,179)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)     (67,963)     (58,465)
  Deferred demand-side management costs             (4,708)      (8,506)
          Net cash used in investing
            activities                             (72,671)     (66,971)

Net increase in cash and temporary cash
  investments                                        4,589       25,243

Cash and temporary cash investments at
  beginning of period                                5,120        6,612

Cash and temporary cash investments at
  end of period                                  $   9,709    $  31,855

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

Kwh Sales

Kwh sales for the quarter ended June 30, 1997, increased 60.5%, as compared to the second quarter of 1996, primarily due to higher non-firm power sales for resale resulting from increased activity in Cinergy's power marketing and trading operations. Mild weather during the second quarter of 1997 resulted in decreased residential and commercial sales. These decreases were partially offset by an increase in the number of residential and commercial customers and increased industrial sales primarily reflecting growth in the food products sector.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $41 million (11%) for the quarter ended June 30, 1997, from the comparable period of 1996. This increase, primarily a result of the increased activity in Cinergy's power marketing and trading operations, was offset, in part, by lower residential and commercial sales, as previously discussed, and the operation of fuel adjustment clauses reflecting a lower average cost per kwh.

An analysis of electric operating revenues is shown below:

                                                       Quarter
                                                    Ended June 30
                                                    (in millions)

Electric operating revenues - June 30, 1996              $371
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                (19)
    Sales for resale
      Non-firm power transactions                           6
  Total change in price per kwh                           (13)

  Kwh sales
    Retail                                                (20)
    Sales for resale
      Non-firm power transactions                          74
  Total change in kwh sales                                54

Electric operating revenues - June 30, 1997              $412

Gas Operating Revenues

The increasing trend of industrial customers purchasing gas directly from producers and utilizing CG&E facilities to transport the gas continues to put downward pressure on gas operating revenues. When CG&E sells gas, the sales price reflects the cost of gas purchased by CG&E to support the sale plus the costs to deliver the gas. When gas is transported, CG&E does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues increased $9 million (13%) in the second quarter of 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased. These increases were partially offset by the aforementioned trend toward increased transportation services.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs decreased $27 million (31%) for the quarter ended June 30, 1997, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                    Quarter
                                                 Ended June 30
                                                 (in millions)

Fuel expense - June 30, 1996                          $87
Increase (Decrease) due to change in:
  Price of fuel                                         3
  Deferred fuel cost                                  (28)
  Kwh generation                                       (2)

Fuel expense - June 30, 1997                          $60

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended June 30, 1997, increased $88 million over the comparable period of 1996, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Other Operation

Other operation expenses decreased $9 million (10%) for the quarter ended June 30, 1997, as compared to the same period of 1996. This decrease is primarily due to charges in the second quarter of 1996 for early retirement and severance programs.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased $3 million (10%) for the quarter ended June 30, 1997, as compared to the same period of 1996, primarily due to the redemption of $170 million of long-term debt during the period from May 1996 through April 1997.

Other Interest

The $2 million increase in other interest for the second quarter of 1997, as compared to the second quarter of 1996, is primarily due to increased interest expense on short-term borrowings used to fund the acquisition of approximately 90% of the outstanding preferred stock of CG&E during the third quarter of 1996 and the redemption of first mortgage bonds.

Preferred Dividend Requirement

The preferred dividend requirement decreased $3 million for the second quarter of 1997, as compared to the same period in 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer during the third quarter of 1996.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

Kwh Sales

Kwh sales for the six months ended June 30, 1997, increased 45.5%, as compared to the six months ended June 30, 1996, primarily due to higher non-firm power sales for resale resulting from increased activity in Cinergy's power marketing and trading operations. Mild weather during the six months ended June 30, 1997 resulted in decreased residential and commercial sales. These decreases were partially offset by an increase in the number of residential and commercial customers and increased industrial sales primarily reflecting growth in the food products and primary metals sectors.

Mcf Sales and Transportation

Mcf gas sales for the six months ended June 30, 1997, decreased 12.2%, while Mcf transportation volumes increased 7.6%, when compared to the same period in 1996. Decreased Mcf sales reflect, in part, cold weather during the first quarter of 1996, as compared to the mild weather during the same period of 1997, and were partially offset by an increase in residential and commercial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $67 million (9%) for the six months ended June 30, 1997, from the comparable period of 1996. This increase, primarily a result of the increased activity in Cinergy's power marketing and trading operations, was offset, in part, by lower residential and commercial sales, as previously discussed, and the operation of fuel adjustment clauses reflecting a lower average cost per kwh.


An analysis of electric operating revenues is shown below:

                                                     Six Months
                                                    Ended June 30
                                                    (in millions)

Electric operating revenues - June 30, 1996              $747
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                (40)
    Sales for resale
      Non-firm power transactions                          11
  Total change in price per kwh                           (29)

  Kwh sales
    Retail                                                (29)
    Sales for resale
      Non-firm power transactions                         125
  Total change in kwh sales                                96

Electric operating revenues - June 30, 1997              $814

Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for CG&E in "Results of Operations for the Quarter Ended June 30, 1997."

Gas operating revenues increased $22 million (8%) for the six months ended June 30, 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased. These increases were partially offset by the previously discussed changes in gas sales volumes.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs decreased $54 million (29%) for the six months ended June 30, 1997, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                  Six Months
                                                 Ended June 30
                                                 (in millions)

Fuel expense - June 30, 1996                         $185
Decrease due to change in:
  Deferred fuel cost                                  (48)
  Kwh generation                                       (6)

Fuel expense - June 30, 1997                         $131

Gas Purchased

Gas purchased for the six months ended June 30, 1997, increased $27 million (20%) when compared to the same period last year, reflecting an increase in the average cost per Mcf purchased which was partially offset by a decrease in volume.

Purchased and Exchanged Power

Purchased and exchanged power for the six months ended June 30, 1997, increased $147 million over the comparable period of 1996, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Other Operation

Other operation expenses decreased $10 million (6%) for the six months ended June 30, 1997, as compared to the same period of 1996, due to charges in the second quarter of 1996 for early retirement and severance programs.

Maintenance

The $5 million (12%) increase in maintenance expenses for the six months ended June 30, 1997, as compared to the same period of 1996, is primarily due to scheduled outages at Beckjord and Miami Fort and a forced outage at Zimmer.

Other Income and Expenses - Net

Other - net

The change in other - net of $4 million in the first half of 1997, as compared to the same period of 1996, is due, in part, to a higher level of expenses associated with CG&E's and ULH&P's sales of accounts receivables and a decrease in interest revenue related to a decrease in the balance of short-term loans to affiliated companies through Cinergy's money pool arrangement.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased $5 million (8%) for the six months ended June 30, 1997, as compared to the same period of 1996, primarily due to the redemption of $301.5 million of long-term debt during the period from February 1996 through April 1997.

Other Interest

The $3 million increase in other interest for the first half of 1997, as compared to the first half of 1996, is primarily due to increased interest expense on short-term borrowings used to fund the acquisition of approximately 90% of the outstanding preferred stock of CG&E during the third quarter of 1996 and the redemption of first mortgage bonds.

Preferred Dividend Requirement

The preferred dividend requirement decreased $7 million for the first half of 1997, as compared to the same period in 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer during the third quarter of 1996.

PSI ENERGY, INC.
AND SUBSIDIARY COMPANIES

PSI ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)


ASSETS
                                                    June 30           December 31
                                                     1997                1996
                                                      (dollars in thousands)
Electric Utility Plant - Original Cost
  In service                                      $4,223,441           $4,178,181
  Accumulated depreciation                         1,757,258            1,723,279
                                                   2,466,183            2,454,902
  Construction work in progress                       68,666               76,630
      Total electric utility plant                 2,534,849            2,531,532

Current Assets
  Cash and temporary cash investments                  9,243                2,911
  Restricted deposits                                    772                  550
  Notes receivable                                       180                  299
  Notes receivable from affiliated companies          27,509                    3
  Accounts receivable less accumulated
    provision for doubtful accounts of $1,227
    at June 30, 1997, and $1,269 at
    December 31, 1996                                 95,521               73,990
  Accounts receivable from affiliated companies        8,168                4,016
  Materials, supplies, and fuel - at average cost
    Fuel                                              31,329               41,865
    Other materials and supplies                      28,252               28,268
  Prepayments and other                                5,246                3,184
                                                     206,220              155,086

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes         34,796               33,068
    Post-in-service carrying costs and
      deferred operating expenses                     44,369               44,904
    Coal contract buyout costs                       128,943              138,171
    Deferred merger costs                             75,984               76,290
    Deferred demand-side management costs             85,702              101,208
    Unamortized costs of reacquiring debt             30,943               32,079
    Other                                             51,451               52,938
  Other                                              135,495              129,667
                                                     587,683              608,325

                                                  $3,328,752           $3,294,943

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.


CAPITALIZATION AND LIABILITIES
                                                     June 30             December 31
                                                       1997                 1996
                                                        (dollars in thousands)
Common Stock Equity
  Common stock - without par value; $0.01
    stated value; authorized shares -
    60,000,000; outstanding shares - 53,913,701
    at June 30, 1997, and December 31, 1996         $      539           $      539
  Paid-in capital                                      401,013              402,947
  Retained earnings                                    619,278              626,089
      Total common stock equity                      1,020,830            1,029,575

Cumulative Preferred Stock
  Not subject to mandatory redemption                  173,073              173,086

Long-term Debt                                         910,869              945,270
      Total capitalization                           2,104,772            2,147,931

Current Liabilities
  Long-term debt due within one year                      -                  10,000
  Notes payable and other short-term obligations       258,759              171,729
  Notes payable to affiliated companies                   -                  13,186
  Accounts payable                                     133,226              114,330
  Accounts payable to affiliated companies              26,199               12,850
  Accrued taxes                                         59,678               73,206
  Accrued interest                                      26,238               24,045
  Other                                                 12,454               17,107
                                                       516,554              436,453

Other Liabilities
  Deferred income taxes                                369,538              372,997
  Unamortized investment tax credits                    51,020               52,750
  Accrued pension and other postretirement
    benefit costs                                      107,146               98,037
  Other                                                179,722              186,775
                                                       707,426              710,559

                                                    $3,328,752           $3,294,943


PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                        Quarter Ended                 Year to Date
                                           June 30                       June 30
                                     1997            1996          1997           1996
                                                       (in thousands)
Operating Revenues
  Non-affiliated companies         $386,459        $287,476      $808,748       $608,972
  Affiliated companies                3,079           2,036         4,645          8,835
                                    389,538         289,512       813,393        617,807

Operating Expenses
  Fuel                               74,244          76,354       179,751        170,699
  Purchased and exchanged power
    Non-affiliated companies        101,455          23,569       191,185         44,757
    Affiliated companies              7,799           7,987        13,868         20,335
  Other operation                    78,078          59,458       161,787        126,009
  Maintenance                        27,244          23,242        45,762         45,905
  Depreciation                       31,293          30,349        62,445         60,557
  Amortization of post-in-service
    deferred operating expenses         268          (1,686)          536         (3,352)
  Income taxes                       13,067          13,269        33,292         32,152
  Taxes other than income taxes      15,323          13,464        30,180         27,632
                                    348,771         246,006       718,806        524,694

Operating Income                     40,767          43,506        94,587         93,113

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                  93            -              165           -
  Post-in-service carrying costs       -                494          -               837
  Income taxes                         (241)         (1,654)         (844)          (894)
  Other - net                           810           1,798         4,073         (1,860)
                                        662             638         3,394         (1,917)

Income Before Interest               41,429          44,144        97,981         91,196

Interest
  Interest on long-term debt         17,146          17,033        36,376         34,068
  Other interest                      2,075           3,128         6,532          6,596
  Allowance for borrowed funds
    used during construction           (523)           (680)         (956)          (995)
                                     18,698          19,481        41,952         39,669

Net Income                         $ 22,731        $ 24,663      $ 56,029       $ 51,527

Preferred Dividend Requirement        3,019           3,203         6,039          6,498

Net Income Applicable to Common
  Stock                            $ 19,712        $ 21,460      $ 49,990       $ 45,029

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                          Year to Date
                                                             June 30
                                                        1997         1996
                                                          (in thousands)
Operating Activities
  Net income                                         $  56,029     $ 51,527
  Items providing (using) cash currently:
    Depreciation                                        62,445       60,557
    Deferred income taxes and investment tax
      credits - net                                     (6,916)       4,078
    Allowance for equity funds used during
      construction                                        (165)        -
    Regulatory assets - net                             23,870        5,668
    Changes in current assets and current
      liabilities
        Restricted deposits                               (222)        (291)
        Accounts and notes receivable, net of
          reserves on receivables sold                 (53,912)      19,775
        Materials, supplies, and fuel                   10,552        1,181
        Accounts payable                                32,245        5,553
        Accrued taxes and interest                     (11,335)        (783)
    Other items - net                                   (5,168)       4,647
          Net cash provided by operating
            activities                                 107,423      151,912

Financing Activities
  Funds on deposit from issuance of long-term debt        -             973
  Retirement of preferred stock                             (1)     (15,114)
  Redemption of long-term debt                         (45,700)        -
  Change in short-term debt                             73,844      (10,624)
  Dividends on preferred stock                          (6,039)      (6,589)
  Dividends on common stock                            (56,800)     (54,052)
          Net cash used in financing activities        (34,696)     (85,406)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)         (60,320)     (66,830)
  Deferred demand-side management costs                 (6,075)      (8,700)
          Net cash used in investing activities        (66,395)     (75,530)

Net increase (decrease) in cash and
  temporary cash investments                             6,332       (9,024)

Cash and temporary cash investments at
  beginning of period                                    2,911       15,522

Cash and temporary cash investments at
  end of period                                      $   9,243     $  6,498

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

Kwh Sales

Kwh sales for the second quarter of 1997 increased 55.1%, as compared to the same period last year, primarily due to higher non-firm power sales for resale resulting from increased activity in Cinergy's power marketing and trading operations. Also contributing to the higher kwh sales levels was an increase in industrial sales primarily reflecting growth in the primary metals sector. Partially offsetting these increases were the effects of mild weather during the second quarter of 1997.

Operating Revenues

Operating revenues increased $100 million (35%) for the quarter ended June 30, 1997, when compared to the same period last year, reflecting, in part, increased activity in Cinergy's power marketing and trading operations previously discussed. Also contributing to the increase were the effects of the December 1996 DSM Order and a 7.6% ($76 million annually) retail rate increase approved in the September 1996 Order. Partially offsetting these increases were the previously mentioned effects of weather.

An analysis of operating revenues is shown below:

                                                  Quarter
                                               Ended June 30
                                               (in millions)

Operating revenues - June 30, 1996                  $290
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                            25
    Sales for resale
      Firm power obligations                          (9)
      Non-firm power transactions                     14
  Total change in price per kwh                       30

  Kwh sales
    Retail                                            (1)
    Sales for resale
      Firm power obligations                           1
      Non-firm power transactions                     69
  Total change in kwh sales                           69

  Other                                                1

Operating revenues - June 30, 1997                  $390

Operating Expenses

Fuel

Fuel costs decreased $2 million (3%) for the second quarter of 1997, as compared to the same period last year.


An analysis of fuel costs is shown below:

                                                 Quarter
                                              Ended June 30
                                              (in millions)

Fuel expense - June 30, 1996                       $76
Increase (Decrease) due to change in:
  Price of fuel                                     (3)
  Kwh generation                                     1

Fuel expense - June 30, 1997                       $74

Purchased and Exchanged Power

For the quarter ended June 30, 1997, purchased and exchanged power increased $78 million, as compared to the same period last year, due primarily to increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Other Operation

Other operation expenses increased $19 million (31%) for the quarter ended June 30, 1997, as compared to the same period last year. This increase is primarily due to increased production expenses associated with the Clean Coal Project and increases related to the amortization of deferred DSM expenses, deferred merger costs, and deferred postretirement benefit costs, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order.

Maintenance

The $4 million (17%) increase in maintenance expenses for the second quarter of 1997, as compared to the same period of 1996, is primarily due to scheduled outages at Gibson.

Amortization of Post-in-service Deferred Operating Expenses

Amortization of post-in-service deferred operating expenses reflects the amortization and related recovery in rates of depreciation deferred on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates.

Taxes Other Than Income Taxes

The $2 million (14%) increase in taxes other than income taxes for the second quarter of 1997, as compared to the same period last year, is primarily due to an increase in the Indiana gross revenues tax.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

Kwh Sales

For the six months ended June 30, 1997, kwh sales increased 43.0% when compared to the same period last year primarily due to increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales was an increase in industrial sales primarily reflecting growth in the primary metals sector. Partially offsetting these increases were the effects of mild weather during the period.
Operating Revenues

Total operating revenues increased $195 million (32%) for the six months ended June 30, 1997, when compared to the same period last year. This increase primarily reflects the increase in kwh sales previously discussed. Also contributing to the increase were the effects of the December 1996 DSM Order and a 7.6% ($76 million annually) retail rate increase approved in the September 1996 Order. Partially offsetting these increases were the previously mentioned effects of weather.

An analysis of operating revenues is shown below:

                                                              Six Months
                                                             Ended June 30
                                                             (in millions)

Operating revenues - June 30, 1996                                $618
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                          49
    Sales for resale
      Firm power obligations                                        (7)
      Non-firm power transactions                                   18
  Total change in price per kwh                                     60

  Kwh sales
    Retail                                                           1
    Sales for resale
      Firm power obligations                                         1
      Non-firm power transactions                                  132
  Total change in kwh sales                                        134

  Other                                                              1

Operating revenues - June 30, 1997                                $813

Operating Expenses

Fuel

Fuel costs for the six months ended June 30, 1997, increased $9 million (5%) when compared to the same period last year.

An analysis of fuel costs is shown below:

                                                            Six Months
                                                           Ended June 30
                                                           (in millions)


Fuel expense - June 30, 1996                                    $171
Increase (Decrease) due to change in:
  Price of fuel                                                   (6)
  Deferred fuel cost                                              11
  Kwh generation                                                   4

Fuel expense - June 30, 1997                                    $180


Purchased and Exchanged Power

For the six months ended June 30, 1997, purchased and exchanged power increased $140 million, as compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Other Operation

Other operation expenses increased $36 million (28%) for the six months ended June 30, 1997, as compared to the same period last year. This increase was primarily due to increased production expenses associated with the Clean Coal Project and increases related to the amortization of deferred DSM expenses, deferred merger costs, and deferred postretirement benefit costs, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order.

Amortization of Post-in-service Deferred Operating Expenses

Amortization of post-in-service deferred operating expenses reflects the amortization and related recovery in rates of depreciation deferred on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates.

Taxes Other Than Income Taxes

The $3 million (9%) increase in taxes other than income taxes for the six months ended June 30, 1997, as compared to the same period last year, is primarily due to an increase in the Indiana gross revenues tax.

Other Income and Expenses - Net

Other - net

The change of $6 million for other - net for the six months ended June 30, 1997, as compared to the same period of 1996, is primarily attributable to an increase in carrying costs related to the Coal Supply Agreement, Clean Coal Project, and deferred DSM costs.

Interest

Interest on Long-term Debt

Interest on long-term debt increased $2 million (7%) for the six month period ended June 30, 1997, as compared to the same period of 1996. The increase was primarily due to net issuance of approximately $100 million of long-term debt during the third and fourth quarters of 1996.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT & POWER COMPANY
BALANCE SHEETS
(unaudited)


ASSETS
                                                     June 30          December 31
                                                       1997              1996
                                                       (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                         $200,505          $195,053
    Gas                                               150,775           148,203
    Common                                             19,233            19,285
                                                      370,513           362,541
  Accumulated depreciation                            128,072           122,310
                                                      242,441           240,231

  Construction work in progress                         8,742             9,050
      Total utility plant                             251,183           249,281

Current Assets
  Cash and temporary cash investments                   4,544             1,197
  Notes receivable from affiliated companies             -                  100
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,314 at
    June 30, 1997, and $1,024 at December 31, 1996      6,320            12,763
  Accounts receivable from affiliated companies           375               620
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                          4,773             6,351
    Other materials and supplies                          690               716
  Property taxes applicable to subsequent year          1,300             2,600
  Prepayments and other                                   493               370
                                                       18,495            24,717

Other Assets
  Regulatory assets
    Deferred merger costs                               5,218             5,218
    Unamortized costs of reacquiring debt               3,673             3,764
    Other                                               2,425             2,357
  Other                                                 6,238             5,146
                                                       17,554            16,485

                                                     $287,232          $290,483

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT & POWER COMPANY


CAPITALIZATION AND LIABILITIES
                                                         June 30         December 31
                                                           1997             1996
                                                           (dollars in thousands)
Common Stock Equity
  Common stock - $15.00 par value; authorized
    shares - 1,000,000; outstanding shares -
    585,333 at June 30, 1997, and December 31, 1996      $  8,780         $  8,780
  Paid-in capital                                          18,683           18,839
  Retained earnings                                        94,787           92,484
      Total common stock equity                           122,250          120,103

Long-term Debt                                             44,643           44,617
      Total capitalization                                166,893          164,720

Current Liabilities
  Notes payable to affiliated companies                    20,928           30,649
  Accounts payable                                          6,419           12,018
  Accounts payable to affiliated companies                 20,493           16,771
  Accrued taxes                                             3,078            1,014
  Accrued interest                                          1,341            1,284
  Other                                                     3,964            5,248
                                                           56,223           66,984

Other Liabilities
  Deferred income taxes                                    32,674           33,463
  Unamortized investment tax credits                        4,657            4,797
  Accrued pension and other postretirement benefit
    costs                                                  13,522           12,983
  Amounts due to customers - income taxes                   6,488            5,121
  Other                                                     6,775            2,415
                                                           64,116           58,779

                                                         $287,232         $290,483

THE UNION LIGHT, HEAT & POWER COMPANY
STATEMENTS OF INCOME
(unaudited)


                                          Quarter Ended                Year to Date
                                             June 30                      June 30
                                       1997           1996          1997           1996
                                                        (in thousands)
Operating Revenues
  Electric                            $47,314        $42,933      $ 95,894       $ 95,266
  Gas
    Non-affiliated companies           10,825         11,061        44,788         45,067
    Affiliated companies                   69             15           190             67
                                       58,208         54,009       140,872        140,400

Operating Expenses
  Electricity purchased from parent
    company for resale                 34,626         31,887        69,755         69,487
  Gas purchased                         6,555          5,125        27,004         24,123
  Other operation                       8,203          7,149        16,737         16,396
  Maintenance                           1,496          1,186         3,059          2,352
  Depreciation                          3,111          2,967         6,181          5,874
  Income taxes                            903          1,246         5,645          6,757
  Taxes other than income taxes         1,115          1,035         2,214          2,106
                                       56,009         50,595       130,595        127,095

Operating Income                        2,199          3,414        10,277         13,305

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                    27           -               23            (21)
  Income taxes                            206             31           298             27
  Other - net                            (514)          (424)         (961)          (643)
                                         (281)          (393)         (640)          (637)

Income Before Interest                  1,918          3,021         9,637         12,668

Interest
  Interest on long-term debt              881            960         1,762          2,254
  Other interest                          333            159           634            266
  Allowance for borrowed funds
    used during construction               (7)           (54)          (37)           (64)
                                        1,207          1,065         2,359          2,456

Net Income                            $   711        $ 1,956      $  7,278       $ 10,212

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF CASH FLOWS
 (unaudited)


                                                     Year to Date
                                                        June 30
                                                   1997        1996
                                                    (in thousands)
Operating Activities
  Net income                                     $  7,278    $ 10,212
  Items providing (using) cash currently:
    Depreciation                                    6,181       5,874
    Deferred income taxes and investment tax
      credits - net                                   438       6,782
    Allowance for equity funds used during
      construction                                    (23)         21
    Regulatory assets - net                           (68)         22
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net of
          reserves on receivables sold              6,513      30,029
        Materials, supplies, and fuel               1,604        (301)
        Accounts payable                           (1,877)    (24,344)
        Accrued taxes and interest                  2,121         210
    Other items - net                               4,634        (302)
          Net cash provided by operating
            activities                             26,801      28,203

Financing Activities
  Redemption of long-term debt                       -        (26,863)
  Change in short-term debt                        (9,721)      5,558
  Dividends on common stock                        (4,975)       -___
          Net cash used in financing
            activities                            (14,696)    (21,305)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)     (8,758)     (7,960)
          Net cash used in investing
            activities                             (8,758)     (7,960)

Net increase (decrease) in cash and
  temporary cash investment                         3,347      (1,062)

Cash and temporary cash investments at
  beginning of period                               1,197       1,750

Cash and temporary cash investments at
  end of period                                  $  4,544    $    688

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $4.4 million (10.2%) for the quarter ended June 30, 1997, from the comparable period of 1996. This increase is partially attributable to the accrual in June 1996 of the retroactive portion of an order issued by the KPSC authorizing a decrease in electric rates to reflect a reduction in the cost of electricity purchased from CG&E.

Gas Operating Revenues

The increasing trend of industrial customers purchasing gas directly from producers and utilizing ULH&P facilities to transport the gas continues to put downward pressure on gas operating revenues. When ULH&P sells gas, the sales price reflects the cost of gas purchased by ULH&P to support the sale plus the costs to deliver the gas. When gas is transported, ULH&P does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues remained relatively constant during the second quarter of 1997, when compared to the same period of last year. Decreases primarily attributable to the aforementioned trend toward increased transportation services were substantially offset by the operation of a gas cost recovery mechanism, reflecting an increase in the average cost per Mcf of gas purchased.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased increased $2.7 million (8.6%) for the quarter ended June 30, 1997, as compared to the same period last year. This increase is primarily attributable to the accrual in June 1996 of the retroactive portion of an order issued by the KPSC as previously discussed.

Gas Purchased

Gas purchased for the quarter ended June 30, 1997, increased $1.4 million (27.9%) from the second quarter of last year, reflecting an increase in the average cost per Mcf purchased which was partially offset by a decrease in volume.

Other Operation

The $1.1 million (14.7%) increase in other operation expenses for the second quarter of 1997, as compared to the same period of 1996, is primarily due to higher administrative and general expenses. Partially offsetting this increase were lower electric and gas distribution expenses.

Maintenance

The $.3 million (26.1%) increase in maintenance expenses for the second quarter of 1997, as compared to the same period of 1996, is primarily due to increased maintenance expenses associated with gas and electric distribution facilities.

Other Income and Expenses - Net

Other - net

The change in other - net of $.1 million for the quarter ended June 30, 1997, as compared to the same period of 1996, is partially attributable to a higher level of expenses associated with the sales of accounts receivables.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased $.1 million (8.2%) for the quarter ended June 30, 1997, as compared to the same period of 1996, primarily due to the redemption of $10 million of long-term debt in May 1996.

Other Interest

Other interest charges increased $.2 million for the quarter ended June 30, 1997, as compared to the same period of 1996, primarily due to increased short-term borrowings. This increase was partially offset by interest charges recorded in 1996 on customer rate refunds.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

Kwh Sales

Kwh sales for the six months ended June 30, 1997, remained relatively constant, as compared to the six months ended June 30, 1996. Mild weather during the six months ended June 30, 1997, resulted in decreased residential and commercial sales. These decreases were partially offset by an increase in the number of residential and commercial customers.

Mcf Sales and Transportation

For the six months ended June 30, 1997, Mcf gas sales volumes decreased 14.2% while Mcf transportation volumes increased 23.3%, as compared to the same period in 1996. Decreased Mcf sales reflect, in part, cold weather during the first quarter of 1996, as compared to the mild weather during the same period of 1997, and were slightly offset by an increase in the number of residential customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by ULH&P.

Operating Revenues

Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for ULH&P in "Results of Operations for the Quarter Ended June 30, 1997."

Gas operating revenues remained relatively constant for the six months ended June 30, 1997, when compared to the same period of last year. Increases primarily attributable to the operation of a gas cost recovery mechanism, reflecting an increase in the average cost per Mcf of gas purchased, were offset by the effect of the aforementioned trend toward increased transportation services and the weather-related decrease in Mcf sales volumes.

Operating Expenses

Gas Purchased

Gas purchased for the six months ended June 30, 1997, increased $2.9 million (11.9%), as compared to the same period in 1996. This increase reflects an increase in the average cost per Mcf purchased, partially offset by a decrease in volume.

Maintenance

The $.7 million (30.1%) increase in maintenance expenses for the six months ended June 30, 1997, as compared to the same period of 1996, is primarily due to increased maintenance expenses associated with gas and electric distribution facilities.

Depreciation

Depreciation expense increased $.3 million (5.2%) for the six months ended June 30, 1997, over the comparable period of last year. The increase primarily reflects additions to gas and electric utility plant.

Other Income and Expenses - Net

Other - net

The change of $.3 million for other - net for the six months ended June 30, 1997, as compared to the same period of 1996, is primarily attributed to a higher level of expenses associated with the sales of accounts receivables.

Interest

Interest on Long-Term Debt

Interest charges decreased $.5 million (21.8%) for the six months ended June 30, 1997, from the same period of 1996, primarily due to the redemption of $25 million of long-term debt during the period from February 1996 to May 1996.

Other Interest

Other interest charges increased $.4 million for the six months ended June 30, 1997, as compared to the same period of 1996, primarily due to increased short-term borrowings. This increase was partially offset by interest charges recorded in 1996 on customer rate refunds.

NOTES TO FINANCIAL STATEMENTS

Cinergy, CG&E, PSI, and ULH&P
1. These Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 1996 Form 10-K of the registrants. Certain amounts in the 1996 Financial Statements have been reclassified to conform to the 1997 presentation.

Cinergy and CG&E
2. In March 1997, CG&E retired $16 million principal amount of its 8.95% Series First Mortgage Bonds, due December 15, 2021. In April 1997,
      CG&E redeemed the remaining $84 million principal amount of such bonds at a price of 100% through the M&R Fund provisions of its first mortgage bond indenture. CG&E also redeemed, in April 1997, the entire $60 million principal amount of its 8 1/8% Series First Mortgage Bonds, due August 1, 2003, at a redemption price of 100.72% through the M&R Fund.

Cinergy and PSI
      On July 31, 1997, PSI gave notice of its intention to redeem on September 1, 1997, all outstanding shares of its 7.15% Series Cumulative Preferred Stock at a redemption price of $101 per share.

Cinergy and PSI
3. In February 1997, the City of Princeton, Indiana, loaned the proceeds from the sale of its $35 million Pollution Control Revenue Refunding
Bonds, 1997 Series, to PSI. Proceeds from the issuance were used to refund, in March 1997, the outstanding $35 million City of Princeton, Indiana, 7.60% Pollution Control Refunding Revenue Bonds, 1987 Series, which previously refunded the City of Princeton, Indiana, 12.75%
Pollution Control Revenue Bonds 1982 Series B, which were issued to finance PSI's portion of the costs of acquiring and constructing PSI's undivided interest in certain pollution control and solid waste disposal facilities at Gibson.

      The 1997 Series bonds were issued in an initial daily rate mode and will mature April 1, 2022, subject to redemption prior to maturity. Pursuant to the loan agreement between PSI and Princeton, PSI will make loan payments sufficient to pay, when due, principal and interest on the 1997 Series bonds.

Holders of the 1997 Series and the 1996 Series bonds have the right to put their bonds on any business day. Accordingly, these issuances are reflected in the Consolidated Balance Sheets as "Notes payable and other short-term obligations".

Cinergy, CG&E, PSI, and ULH&P
4. In February 1997, the FASB issued Statement 128, which is effective December 31, 1997, for Cinergy. Statement 128 replaces the calculation and disclosure of primary and fully diluted earnings per share under Opinion 15 with basic and diluted earnings per share. Statement 128 also requires certain disclosures regarding the determination of earnings per share amounts presented in the accompanying income statements that were not previously required under Opinion 15. Earnings per share presented in the accompanying income statements has been computed in accordance with the provisions of Opinion 15. Earnings per share for the quarter, year to date, and twelve months ended June 30, 1997, determined in accordance with the provisions of Statement 128, would not have been significantly different from amounts shown.

Cinergy
5. Cinergy accounts for its 50% investment in Avon Energy, which owns 100% of Midlands, using the equity method of accounting. Avon Energy acquired Midlands during the second and third quarters of 1996, with substantially all of the Midlands' common stock being acquired during the second quarter. Accordingly, Midlands' results are fully reflected in the quarter, year to date, and twelve months ended June 30, 1997.

      On July 2, 1997, the government in the United Kingdom announced a windfall profits tax to be levied against a limited number of British companies, including Midlands. The tax was enacted into law during the third quarter and as a result, Midlands will record a charge of 134 million pounds sterling (of which Cinergy's share, based on the exchange rate in effect at the time of enactment is $109 million or $.69 per share) in the third quarter of 1997.

Cinergy and CG&E
6. As discussed in the 1996 Form 10-K, the PUCO issued its December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9.3 million annually). The PUCO disallowed certain of CG&E's requests, including the requested working capital allowance, recovery of certain capitalized information systems development costs, and certain merger-related costs. These disallowances resulted in a pretax charge to earnings during the fourth quarter of $20 million ($15 million net of taxes or $.10 per share). CG&E's request for a rehearing on the disallowed information systems costs and other aspects of the order was denied.

On April 14, 1997, CG&E filed a notice of appeal with the Supreme Court of Ohio challenging the disallowance of information systems costs and the exclusion of certain imputed revenues. Cinergy and CG&E cannot predict what action the Supreme Court of Ohio may take with respect to this appeal.

Cinergy, CG&E, and PSI
7. Cinergy and its subsidiaries use derivative financial instruments to hedge exposures to foreign currency exchange rates, lower funding costs and reduce exposures to fluctuations in interest rates. Instruments used as hedges must be designated as a hedge at the inception of the contract and must be effective at reducing the risk associated with the exposure being hedged. Accordingly, changes in market values of designated hedge instruments must be highly correlated with changes in market values of the underlying hedged items at inception of the hedge and over the life of the hedge contract.

Cinergy uses a currency swap to hedge exposures to fluctuations in foreign currency exchange rates. The currency swap is accounted for as a hedge of Cinergy's pound sterling denominated net investment in Avon Energy. Accordingly, any translation gains or losses on the currency swap are recorded in the cumulative foreign currency translation adjustment which is a separate component of common stock equity and the estimated fair value of the currency swap is reflected in "Other Liabilities - Other" in the Consolidated Balance Sheets.

Cinergy and its subsidiaries enter into interest rate swap agreements to lower funding costs and manage exposures to fluctuations in interest rates. Interest rate swaps are accounted for under the accrual method. Accordingly, gains and losses based on any interest differential between fixed-rate and floating-rate interest amounts, calculated on agreed upon notional principal amounts are recognized in the Consolidated Statements of Income as a component of interest expense as realized over the life of the agreement.

Cinergy actively markets and trades physical contracts for the purchase and sale of electricity. The majority of these physical contracts are fixed-price forward purchase and sales contracts, which require physical delivery of electricity. Therefore, the revenues, costs, and the associated receivables and payables are recognized on the accrual basis of accounting in the Consolidated Financial Statements. Cinergy also enters into option contracts which, to the extent options are exercised, are also settled via physical delivery of electricity. Option premiums are deferred and included in the Consolidated Balance Sheets and amortized to "Operating Revenues - Electric" or "Purchased and exchanged power" in the Consolidated Statements of Income over the term of the option contract. The use of these types of derivative commodity instruments allows Cinergy to manage and hedge its contractual commitments, reduce its exposure relative to the volatility of cash market prices, and take advantage of selected arbitrage opportunities. Option contracts and derivative commodity instruments requiring settlement in cash are used on a limited basis and the impacts of such instruments are not significant to Cinergy's Consolidated Financial Statements.

During June 1997, Capital & Trading acquired the assets of GEP. Capital & Trading specializes in energy risk management, marketing, and proprietary arbitrage trading. Capital & Trading actively trades derivative commodity instruments including futures, forwards, swaps, and options. Capital & Trading accounts for these derivatives at fair value with unrealized gains and losses reflected in its statement of operations. At June 30, 1997, the operations of Capital & Trading were not significant to the Consolidated Financial Statements of Cinergy.

Cinergy, CG&E, PSI, and ULH&P
8. As discussed in the 1996 Form 10-K, in March 1997, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P and other Cinergy system companies, which participate in the money pooling arrangement, filed an application with the SEC under the PUHCA requesting authorization of the money pool through December 31, 2002. In May 1997, the SEC issued an order authorizing Cinergy's utility subsidiaries and other Cinergy system companies continued use of the money pool and granting other financing transactions for which the companies requested approval, in each case, through December 31, 2002.

Cinergy and PSI
9. As discussed in the 1996 Form 10-K, the UCC and the CAC filed a Joint Petition for the Reconsideration and Rehearing of the September 1996 Order with the IURC in October of 1996.

      A settlement agreement was filed May 27, 1997, with the IURC regarding the petition for rehearing and/or reconsideration filed by the UCC and the CAC in PSI's latest rate order dated October 2, 1996.
      The settlement agreement reduces the original rate increase by $2.1 million (.2%). Major provisions of the settlement agreement include PSI increasing annual amortization of certain regulatory assets by $4.1 million, the reflection of an August 31, 1995 cut-off date for costs to achieve merger savings with amounts subsequent to that date and prior to October 31, 1996 being deferred for subsequent recovery (reduces rates
$.9 million annually), and PSI reducing its jurisdictional revenues by $1 million annually in addition to the $.9 million reduction related to costs to achieve merger savings. The settlement agreement was received into evidence by the IURC at a hearing held on August 12, 1997. No party at the hearing opposed the settlement agreement. Cinergy and PSI cannot predict what action the IURC may take with respect to the settlement agreement.

Cinergy, CG&E, and ULH&P
10. As discussed in the 1996 Form 10-K, under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of its gas operations for a period of three years. Recently, under substantially similar circumstances, the SEC issued an order permitting another electric registered holding company to retain gas operations comparable in size to those of CG&E. Cinergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval.

Cinergy and PSI
11. As discussed in the 1996 Form 10-K, IGC and PSI had entered into negotiations regarding IGC's claim that PSI should contribute to IGC's response costs related to investigating and remediating contamination at 18 of the 19 MGP sites which PSI sold to IGC.

In August 1997, PSI reached an agreement with IGC settling IGC's claims against PSI pursuant to CERCLA and other laws for contribution to IGC's past and future response costs involving 13 MGP sites conveyed by PSI to IGC in 1945. The agreement with IGC calls for sharing past and future response costs equally (50/50) at the 13 sites. Further, the parties must jointly approve future management of the sites and the decisions to spend additional funds. The settlement does not address five sites PSI acquired from NIPSCO and subsequently sold to IGC (including the Lafayette site). Resolution of liability on these five sites will require further negotiations among all three companies. Moreover, the agreement does not address NIPSCO's claims against PSI relative to two other MGP sites. Based on information received to date, PSI's potential exposure to probable and reasonably estimable liabilities associated with various MGP sites, including the 13 sites which are the subject of the agreement with IGC, would not be material to its financial condition or results of operations. However, further investigation and remediation activities at these sites may indicate that the potential liability for MGP sites could be material.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Recent Developments

Cinergy
Securities Ratings During the second quarter of 1997, S&P, D&P, and Fitch assigned a BBB+ rating to Cinergy and Moody's assigned a Baa2 rating to Cinergy. These ratings are not assigned to specific issues of long-term debt, rather they are indicative corporate ratings. In assigning the rating, Fitch stated, "The ratings primarily reflect the credit strength and favorable competitive position of CIN's two domestic operating companies, which are the principal source of the parent company's cash flow."

Cinergy, CG&E, PSI and ULH&P
Ambient Air Standards The EPA has recently revised the NAAQS for ozone and fine particulate matter. The new ozone standard is more stringent than the existing standard and will cause more areas across the nation to be classified as non-attainment. The standards are expected to force significant reductions in NOx emissions from many sources. The EPA has specifically stated that electric utility generating facilities are targeted for NOx reductions. The total level of NOx reductions will depend upon the outcome of the SIP revision process for meeting the new ozone NAAQS, and other EPA NOx reduction initiatives. Cinergy estimates that the capital costs for additional NOx controls at its facilities could be as high as $400 million over the next ten years depending upon the level of reductions.

The impact of the particulate standards cannot be determined at this time.
The EPA estimates it will take up to five years to collect sufficient ambient air monitoring data. The states will then determine the sources of these particulates and develop a reduction strategy. The ultimate effect of the new standard could be requirements for newer and cleaner technologies and additional controls on conventional particulates and/or reductions in sulfur dioxide and NOx emissions from utility sources. Since these studies and determinations have not been made, Cinergy cannot predict the outcome or effect of the new particulate standards on its operations.

Regulatory Matters

Cinergy and CG&E
CG&E's Gas Rate Proceeding See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy and CG&E
CG&E's Customer Choice Pilot On July 2, 1997, the PUCO approved implementation of a pilot program which will allow residential customers to choose their gas supplier and have CG&E transport the gas for them effective November 1, 1997. The pilot extends to residential customers the choice that has been available for several years to large volume commercial and industrial customers.

Cinergy, CG&E, and ULH&P
Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of its gas operations for a period of three years. Recently, under substantially similar circumstances, the SEC issued an order permitting another electric registered holding company to retain gas operations comparable in size to those of CG&E. Cinergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval.

Cinergy and PSI
PSI's Retail Rate Proceeding See Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information."

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P
New Accounting Standards See Note 4 of the "Notes to Financial Statements" in "Part I. Financial Information."

CAPITAL RESOURCES

Cinergy, CG&E, PSI, and ULH&P
Long-term Debt For information regarding recent securities issuances and redemptions, see Notes 2 and 3 of the "Notes to Financial Statements" in "Part
I.  Financial Information."

On June 19, 1997, CG&E received from the PUCO authorization through June 1998 to, among other things: 1) issue and sell up to $400 million of debt securities; and 2) enter into $200 million of capital lease obligations.

In addition, on June 17, 1997, the KPSC authorized ULH&P to, among other things, issue and sell through September 1999, up to $50 million of long-term debt.

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt The operating subsidiary companies of Cinergy have the following short-term debt authorizations and lines of credit:

                                                Committed           Unused
                              Authorized          Lines__            Lines
                                              (in millions)

    Cinergy & Subsidiaries       $853              $280               $175
    CG&E & Subsidiaries           453                80                 45
    PSI                           400               200                130
    ULH&P                          50                 -                  -

Additionally, during the second quarter, Cinergy amended its $600 million credit facility. The original credit facility was comprised of two components, a $100 million general commitment and a $500 million acquisition commitment. The $100 million commitment was replaced with a new $200 million revolving credit agreement and the $500 million acquisition agreement was amended. Both components of the facility expire in May 2001, and have $157 million unused as of June 30, 1997.

Cinergy UK's $40 million non-recourse credit agreement has $15 million outstanding as of June 30, 1997.

Lastly, as discussed in Note 5 of the "Notes to Financial Statements" in "Part
I. Financial Information," a windfall profits tax is to be levied against Midlands. This tax will be paid in two equal installments due December 1, 1997 and 1998. Cinergy anticipates that Midlands and/or Avon Energy will borrow the funds to finance the tax payments.


RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
Reference is made to "ITEM 1. FINANCIAL STATEMENTS" in "PART I. FINANCIAL INFORMATION."

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI
Merger Litigation In March 1997, the United States Court of Appeals for the District of Columbia Circuit denied AEP's petition for review of the FERC's Merger Order. AEP had objected to the Merger Order alleging that, among other things, the post-merger operations of Cinergy would require the use of AEP's transmission facilities on a continuous basis without compensation. AEP has elected not to pursue an appeal of the lower court decision to the United States Supreme Court.

Additionally, see Notes 6 and 9 of the "Notes to Financial Statements" in "Part I. Financial Information."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

       Exhibit
     Designation                        Nature of Exhibit


Cinergy, CG&E, PSI, and ULH&P
         27              Financial Data Schedules (included in
                         electronic submission only).

Cinergy, CG&E, PSI, and ULH&P
  (b)  No reports on Form 8-K were filed during the quarter.



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

 CINERGY CORP.
                                      THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants






Date:  August 13, 1997                              John P. Steffen         __
                                              Duly Authorized Officer
                                                        and
                                              Chief Accounting Officer