Form 10-Q
period 1997-09-30
CINERGY CORP
filed 1997-11-14
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
   WASHINGTON, D.C. 20549


   FORM 10-Q

  (Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1997

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

  As of October 31, 1997, shares of Common Stock outstanding for each registrant were as listed:

               Company                                              Shares
  Cinergy Corp., par value $.01 per share                        157,679,129
  The Cincinnati Gas & Electric Company, par value
   $8.50 per share                                                89,663,086
  PSI Energy, Inc., without par value, stated value
   $.01 per share                                                 53,913,701
  The Union Light, Heat and Power Company, par value
   $15.00 per share                                                  585,333

  TABLE OF CONTENTS


   Item                                                               Page
  Number                                                             Number

         Glossary of Terms . . . . . . . . . . . . . . . . . . .       3

                           PART I.  FINANCIAL INFORMATION

    1    Financial Statements
         Cinergy Corp.
           Consolidated Balance Sheets . . . . . . . . . . . . .       7
           Consolidated Statements of Income . . . . . . . . . .       9
           Consolidated Statements of Changes in Common
             Stock Equity. . . . . . . . . . . . . . . . . . . .      10
           Consolidated Statements of Cash Flows . . . . . . . .      11
           Results of Operations . . . . . . . . . . . . . . . .      12
         The Cincinnati Gas & Electric Company
           Consolidated Balance Sheets . . . . . . . . . . . . .      23
           Consolidated Statements of Income . . . . . . . . . .      25
           Consolidated Statements of Cash Flows . . . . . . . .      26
           Results of Operations . . . . . . . . . . . . . . . .      27
         PSI Energy, Inc.
           Consolidated Balance Sheets . . . . . . . . . . . . .      34
           Consolidated Statements of Income . . . . . . . . . .      36
           Consolidated Statements of Cash Flows . . . . . . . .      37
           Results of Operations . . . . . . . . . . . . . . . .      38
         The Union Light, Heat and Power Company
           Balance Sheets. . . . . . . . . . . . . . . . . . . .      44
           Statements of Income. . . . . . . . . . . . . . . . .      46
           Statements of Cash Flows. . . . . . . . . . . . . . .      47
           Results of Operations . . . . . . . . . . . . . . . .      48
         Notes to Financial Statements . . . . . . . . . . . . .      51
    2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .      57

  PART II.  OTHER INFORMATION

    1    Legal Proceedings . . . . . . . . . . . . . . . . . . .      61
    6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .      61
         Signature . . . . . . . . . . . . . . . . . . . . . . .      62

  GLOSSARY OF TERMS

  The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

      TERM                                   DEFINITION_________________________

  1996 Form         Combined 1996 Annual Report on Form 10-K filed separately by
    10-K              Cinergy, CG&E, PSI, and ULH&P

  August 1997       An IURC order issued in August 1997
    Order

  Avon Energy       Avon Energy Partners Holdings, an Unlimited Liability
                      Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company

  Beckjord          CG&E's W. C. Beckjord Station

  Btu               British thermal unit

  CAC               Citizens Action Coalition of Indiana, Inc.

  Cadence\tab        Cadence Network LLC
   \tab
  Capital &         Cinergy Capital & Trading, Inc. (a subsidiary of
    Trading           Investments)

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

      TERM                                   DEFINITION_________________________

  Fitch             Fitch Investors Service, Inc.

  GEP               Greenwich Energy Partners L.P.

  Gibson            PSI's Gibson Generating Station

  IGC               Indiana Gas Company, Inc.

  Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

  IURC              Indiana Utility Regulatory Commission

  KPSC              Kentucky Public Service Commission

  kwh               Kilowatt-hour

  LANCEs            Debentures in the form of Liquid Asset Notes with Coupon
                      Exchange

  LIBOR             London Interbank Offered Rate

  M&R Fund          Maintenance and Replacement Fund

  Mcf               Thousand cubic feet

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

  PUHCA             Public Utility Holding Company Act of 1935

  S&P               Standard & Poor's

  SEC               Securities and Exchange Commission

  September 1996    An IURC order issued in September 1996 on PSI's retail rate
    Order             proceeding

  SIP               State Implementation Plan

  Statement 14      Statement of Financial Accounting Standards No. 14,
                      Financial Reporting for Segments of a Business Enterprise

      TERM                                   DEFINITION_________________________

  Statement 128     Statement of Financial Accounting Standards No. 128,
                      Earnings Per Share

  Statement 130     Statement of Financial Accounting Standards No. 130,
                      Reporting Comprehensive Income

  Statement 131     Statement of Financial Accounting Standards No. 131,
                      Disclosures about Segments of an Enterprise and Related Information

  UCC               The Indiana Office of the Utility Consumer Counselor

  ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                      subsidiary of CG&E)

  UK                United Kingdom

  Zimmer            CG&E's William H. Zimmer Generating Station

  CINERGY CORP.
  AND SUBSIDIARY COMPANIES

  CINERGY CORP.
  CONSOLIDATED BALANCE SHEETS
  (unaudited)


  ASSETS
                            September 30 December 31
                                    1997 1996
                             (dollars in thousands)
  Utility Plant - Original Cost
    In service
      Electric                                             $8,944,741   $8,809,786
      Gas                                                     737,681      713,829
      Common                                                  187,733      185,255
                                                            9,870,155    9,708,870
    Accumulated depreciation                                3,758,974    3,591,858
                                                            6,111,181    6,117,012
    Construction work in progress                             169,689      172,614
        Total utility plant                                 6,280,870    6,289,626

  Current Assets
    Cash and temporary cash investments                        58,234       19,327
    Restricted deposits                                         1,950        1,721
    Notes receivable                                              163          321
    Accounts receivable less accumulated provision
      for doubtful accounts of $11,401 at September 30,
      1997, and $10,618 at December 31, 1996                  378,164      199,040
    Materials, supplies, and fuel - at average cost
      Fuel for use in electric production                      57,771       71,730
      Gas stored for current use                               37,680       32,951
      Other materials and supplies                             79,651       80,292
    Property taxes applicable to subsequent year               30,895      123,580
    Prepayments and other                                      28,438       37,049
                                                              672,946      566,011

  Other Assets
    Regulatory assets
      Amounts due from customers - income taxes               368,338      377,194
      Post-in-service carrying costs and deferred
        operating expenses                                    180,477      186,396
      Coal contract buyout costs                              125,029      138,171
      Deferred merger costs                                    91,862       93,999
      Deferred demand-side management costs                   115,731      134,742
      Phase-in deferred return and depreciation                91,057       95,163
      Unamortized costs of reacquiring debt                    67,777       70,518
      Other                                                    57,120       72,483
    Investments in unconsolidated subsidiaries                469,420      592,660
    Other                                                     262,595      231,551
                                                            1,829,406    1,992,877

                                                           $8,783,222   $8,848,514

  The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


  CINERGY CORP.


  CAPITALIZATION AND LIABILITIES
                                                            September 30    December 31
                                                                1997           1996
                                                              (dollars in thousands)
  Common Stock Equity
    Common stock - $.01 par value; authorized shares - 600,000,000;  outstanding shares - 157,679,129 at September 30, 1997, and
      December 31, 1996                                      $    1,577     $    1,577
    Paid-in capital                                           1,571,527      1,590,735
    Retained earnings                                           922,209        992,273
    Cumulative foreign currency translation adjustment           (1,234)          (131)
        Total common stock equity                             2,494,079      2,584,454

  Cumulative Preferred Stock of Subsidiaries
    Not subject to mandatory redemption                         178,116        194,232

  Long-term Debt                                              2,098,619      2,326,378
        Total capitalization                                  4,770,814      5,105,064

  Current Liabilities
    Long-term debt due within one year                           35,000        140,000
    Notes payable and other short-term obligations            1,245,345        922,217
    Accounts payable                                            480,585        305,420
    Accrued taxes                                               266,480        323,059
    Accrued interest                                             42,203         55,590
    Other                                                        65,465        114,653
                                                              2,135,078      1,860,939

  Other Liabilities
    Deferred income taxes                                     1,147,148      1,146,263
    Unamortized investment tax credits                          168,694        175,935
    Accrued pension and other postretirement
      benefit costs                                             287,353        263,319
    Other                                                       274,135        296,994
                                                              1,877,330      1,882,511

                                                             $8,783,222     $8,848,514

  CINERGY CORP.
  CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)


                                                Quarter Ended                 Year to Date              Twelve Months Ended
                                                 September 30                 September 30                  September 30
                                             1997           1996          1997           1996           1997           1996
                                                               (in thousands, except per share amounts)
  Operating Revenues
    Electric                              $1,315,165       $724,917     $2,923,655     $2,060,471     $3,631,890     $2,699,657
    Gas                                       39,941         40,787        326,964        306,062        494,936        451,137
                                           1,355,106        765,704      3,250,619      2,366,533      4,126,826      3,150,794

  Operating Expenses
    Fuel used in electric production         197,116        184,093        507,464        539,350        681,364        710,556
    Gas purchased                             15,622         17,133        175,416        150,313        274,219        226,328
    Purchased and exchanged power            607,281         37,020        963,237         95,443      1,026,632        110,083
    Other operation                          157,089        129,009        478,989        423,769        653,654        572,376
    Maintenance                               42,498         45,903        139,553        137,709        195,752        192,055
    Depreciation                              72,385         70,811        216,112        211,603        287,272        281,011
    Amortization of phase-in deferrals         3,371          3,399         10,112         10,198         13,512         13,607
    Amortization of post-in-service
      deferred operating expenses              1,091           (930)         3,272         (2,637)         4,400         (2,997)
    Income taxes                              52,172         65,456        156,028        172,459        201,838        220,718
    Taxes other than income taxes             67,002         63,549        203,215        196,095        264,935        259,562
                                           1,215,627        615,443      2,853,398      1,934,302      3,603,578      2,583,299

  Operating Income                           139,479        150,261        397,221        432,231        523,248        567,495

  Other Income and Expenses - Net
    Allowance for equity funds used
      during construction                       (182)           358            189          1,206            208          2,444
    Post-in-service carrying costs              -               391           -             1,228             (5)         1,231
    Phase-in deferred return                   2,002          2,093          6,006          6,279          8,099          8,413
    Equity in earnings of
      unconsolidated subsidiary                3,782          8,014         42,462         10,447         57,445         10,447
    Income taxes                               3,211          3,538          7,655          9,085         18,106         10,493
    Other - net                               (4,172)        (4,758)       (14,879)       (18,384)       (36,959)       (19,211)
                                               4,641          9,636         41,433          9,861         46,894         13,817

  Income Before Interest and Other
    Charges                                  144,120        159,897        438,654        442,092        570,142        581,312

  Interest and Other Charges
    Interest on long-term debt                43,525         46,522        137,777        143,678        184,716        196,935
    Other interest                            16,542         10,305         43,839         18,497         56,511         22,803
    Allowance for borrowed funds used
      during construction                     (1,623)        (1,455)        (4,719)        (4,235)        (6,667)        (5,976)
    Preferred dividend requirements
      of subsidiaries                          3,142          6,495          9,617         19,941         12,856         26,710
                                              61,586         61,867        186,514        177,881        247,416        240,472

  Net Income Before Extraordinary Item    $   82,534       $ 98,030     $  252,140     $  264,211     $  322,726     $  340,840
  Extraordinary Item - Equity Share of
    Windfall Profits Tax (less applicable
    income taxes of $0) (Note 5)            (109,400)          -          (109,400)          -          (109,400)          -
  Net Income (Loss)                       $  (26,866)      $ 98,030     $  142,740     $  264,211     $  213,326     $  340,840
  Costs of Reacquisition of Preferred
    Stock of Subsidiary                         -           (18,175)          -           (18,175)          (216)       (18,175)
  Net Income (Loss) Applicable to
    Common Stock                          $  (26,866)      $ 79,855     $  142,740     $  246,036     $  213,110     $  322,665

  Average Common Shares Outstanding          157,679        157,679        157,679        157,678        157,679        157,633

  Earnings Per Common Share
    Net income before extraordinary item  $     0.53       $   0.63     $     1.60     $     1.68     $     2.04     $     2.17
    Extraordinary item                         (0.69)           -            (0.69)           -            (0.69)           -
    Net income (loss)                     $    (0.16)      $   0.63     $     0.91     $     1.68     $     1.35     $     2.17
    Costs of reacquisition of preferred
      stock of subsidiary                        -            (0.12)           -            (0.12)           -            (0.12)
    Net income (loss) applicable to
      common stock                        $    (0.16)      $   0.51     $     0.91     $     1.56     $     1.35     $     2.05

  Dividends Declared Per Common Share     $     0.45       $   0.43     $     1.35     $     1.29     $     1.80     $     1.72

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

  CINERGY CORP.
  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
  (unaudited)

                                                                                       Cumulative
                                                                                        Foreign
                                                                                        Currency
                                         Common         Paid-in         Retained       Translation    Total Common
                                         Stock          Capital         Earnings       Adjustment     Stock Equity
                                                                  (dollars in thousands)

  Quarter Ended September 30, 1997

  Balance July 1, 1997                   $1,577       $1,570,533       $1,019,957       $  (720)       $2,591,347
  Net loss                                                                (26,866)                        (26,866)
  Dividends on common stock (See page
    9 for per share amounts)                                              (71,000)                        (71,000)
  Translation adjustments                                                                  (514)             (514)
  Other                                                      994              118                           1,112

  Balance September 30, 1997             $1,577       $1,571,527       $  922,209       $(1,234)       $2,494,079

  Quarter Ended September 30, 1996

  Balance July 1, 1996                   $1,577       $1,594,920       $  981,003       $  (567)       $2,576,933
  Net income                                                               98,030                          98,030
  Dividends on common stock (See page
    9 for per share amounts)                                              (67,802)                        (67,802)
  Translation adjustments                                                                   (17)              (17)
  Costs of reacquisition of preferred
    stock of subsidiary                                                   (18,175)                        (18,175)
  Other                                                   (2,527)             (17)                         (2,544)

  Balance September 30, 1996             $1,577       $1,592,393       $  993,039       $  (584)       $2,586,425

  Nine Months Ended September 30, 1997

  Balance January 1, 1997                $1,577       $1,590,735       $  992,273       $  (131)       $2,584,454
  Net income                                                              142,740                         142,740
  Dividends on common stock (See page
    9 for per share amounts)                                             (212,910)                       (212,910)
  Translation adjustments                                                                (1,103)           (1,103)
  Other                                                  (19,208)             106                         (19,102)

  Balance September 30, 1997             $1,577       $1,571,527       $  922,209       $(1,234)       $2,494,079

  Nine Months Ended September 30, 1996

  Balance January 1, 1996                $1,577       $1,597,050       $  950,216       $   -          $2,548,843
  Net income                                                              264,211                         264,211
  Issuance of 8,988 shares of common
    stock - net                                              311                                              311
  Dividends on common stock (See page
    9 for per share amounts)                                             (203,402)                       (203,402)
  Translation adjustments                                                                  (584)             (584)
  Costs of reacquisition of preferred
    stock of subsidiary                                                   (18,175)                        (18,175)
  Other                                                   (4,968)             189                          (4,779)

  Balance September 30, 1996             $1,577       $1,592,393       $  993,039       $  (584)       $2,586,425

  Twelve Months Ended September 30, 1997

  Balance October 1, 1996                $1,577       $1,592,393       $  993,039       $  (584)       $2,586,425
  Net income                                                              213,326                         213,326
  Dividends on common stock (See page
    9 for per share amounts)                                             (283,866)                       (283,866)
  Translation adjustments                                                                  (650)             (650)
  Costs of reacquisition of preferred
    stock of subsidiary                                                      (216)                           (216)
  Other                                                  (20,866)             (74)                        (20,940)

  Balance September 30, 1997             $1,577       $1,571,527       $  922,209       $(1,234)       $2,494,079

  Twelve Months Ended September 30, 1996

  Balance October 1, 1995                $1,572       $1,585,470       $  941,652       $  -           $2,528,694
  Net income                                                              340,840                         340,840
  Issuance of 539,343 shares of common
    stock - net                               5           11,920                                           11,925
  Common stock issuance expenses                             (38)                                             (38)
  Dividends on common stock (See page
    9 for per share amounts)                                             (271,002)                       (271,002)
  Translation adjustments                                                                  (584)             (584)
  Costs of reacquisition of preferred
    stock of subsidiary                                                   (18,175)                        (18,175)
  Other                                                   (4,959)            (276)                         (5,235)

  Balance September 30, 1996             $1,577       $1,592,393       $  993,039       $  (584)       $2,586,425

  The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

  CINERGY CORP.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (unaudited)

                                                            Year to Date          Twelve Months Ended
                                                            September 30              September 30
                                                          1997         1996         1997         1996
                                                                        (in thousands)
  Operating Activities
    Net income                                         $ 142,740   $ 264,211     $ 213,326    $ 340,840
    Items providing (using) cash currently:
      Depreciation                                       216,112     211,603       287,272      281,011
      Deferred income taxes and investment tax
        credits - net                                      4,698      34,061        18,549       34,636
      Equity in unconsolidated subsidiary                (17,309)    (10,447)      (32,292)     (10,447)
      Extraordinary item - equity share of windfall
        profits tax                                      109,400        -          109,400         -
      Allowance for equity funds used during
        construction                                        (189)     (1,206)         (208)      (2,444)
      Regulatory assets - net                             57,316        (450)       97,048        9,845
      Changes in current assets and current
        liabilities
          Restricted deposits                               (229)       (357)         (230)      (1,400)
          Accounts and notes receivable, net of
            reserves on receivables sold                (180,916)    227,237      (275,404)     123,562
          Materials, supplies, and fuel                    9,871      23,525        30,351       48,522
          Accounts payable                               175,165      (5,959)      218,405       89,126
          Litigation settlement                             -           -          (80,000)        -
          Accrued taxes and interest                      22,719      (8,734)       36,922       19,678
      Other items - net                                  (25,845)    (32,556)       44,557       (4,889)
            Net cash provided by operating
              activities                                 513,533     700,928       667,696      928,040

  Financing Activities
    Issuance of common stock                                -            311          -          11,887
    Issuance of long-term debt                              -           -          150,217         -
    Funds on deposit from issuance of long-term debt        -            973          -          86,276
    Retirement of preferred stock of subsidiaries        (16,182)   (209,559)      (19,110)    (209,567)
    Redemption of long-term debt                        (336,312)   (207,583)     (365,912)    (307,863)
    Change in short-term debt                            323,128     651,654       243,891      533,454
    Dividends on common stock                           (212,910)   (203,402)     (283,866)    (271,002)
            Net cash provided by (used in)
              financing activities                      (242,276)     32,394      (274,780)    (156,815)

  Investing Activities
    Construction expenditures (less allowance
      for equity funds used during construction)        (215,389)   (203,977)     (334,425)    (296,939)
    Deferred demand-side management costs                (16,961)    (32,426)      (28,879)     (49,557)
    Investment in unconsolidated subsidiary                 -       (503,349)         -        (503,349)
    Sale of investment in Argentine utility                 -           -             -          19,799
            Net cash used in investing activities       (232,350)   (739,752)     (363,304)    (830,046)

  Net increase (decrease) in cash and
    temporary cash investments                            38,907      (6,430)       29,612      (58,821)

  Cash and temporary cash investments at
    beginning of period                                   19,327      35,052        28,622       87,443

  Cash and temporary cash investments at
    end of period                                      $  58,234   $  28,622     $  58,234    $  28,622

  The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

  CINERGY CORP.

  Below is information concerning the consolidated results of operations for Cinergy for the quarter, nine months, and twelve months ended September 30, 1997. For information concerning the results of operations for each of the other registrants for the same quarter and nine months ended, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each company.

  RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997

  Kwh Sales

  Kwh sales increased 165.9% for the quarter ended September 30, 1997, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels were increased industrial and commercial sales, primarily reflecting growth in the primary metals sector and an increase in the number of commercial customers, respectively. These increases were partially offset by decreased residential sales for the quarter ended September 30, 1997, as compared to the same period last year, as a result of mild weather.

  Mcf Sales and Transportation

  Mcf gas sales for the quarter ended September 30, 1997, decreased 1.5% while Mcf transportation volumes increased 12.6%, when compared to the same period in 1996. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by Cinergy.

  Operating Revenues

  Electric Operating Revenues

  Electric operating revenues for the quarter ended September 30, 1997, increased $590 million (81%), as compared to the same period last year, primarily as a result of the increased kwh sales as previously discussed. Also contributing to the increase were the effects of the December 1996 DSM Order and the September 1996 Order (as amended by the August 1997 Order).

  An analysis of electric operating revenues is shown below:

                                     Quarter
                               Ended September 30
                                  (in millions)

  Electric operating revenues - September 30, 1996             $  725
  Increase (Decrease) due to change in:
    Price per kwh
      Retail                                                       16
      Sales for resale
        Firm power obligations                                     (3)
        Non-firm power transactions                                 5
    Total change in price per kwh                                  18

    Kwh sales
      Retail                                                        9
      Sales for resale
        Firm power obligations                                      7
        Non-firm power transactions                               556
    Total change in kwh sales                                     572

  Electric operating revenues - September 30, 1997             $1 315

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

  Operating Expenses

  Fuel Used in Electric Production

  Electric fuel costs increased $13 million (7%), as compared to the same period last year.

  An analysis of these fuel costs is shown below:

                                                   Quarter
                                             Ended September 30
                                                (in millions)

  Fuel expense - September 30, 1996 $184 Increase (Decrease) due to change in:
    Price of fuel                                      6
    Deferred fuel cost                                (1)
    Kwh generation                                     8

  Fuel expense - September 30, 1997                 $197

  Gas Purchased

  Gas purchased for the quarter ended September 30, 1997, decreased $2 million (9%), when compared to the same period last year, reflecting decreased volumes purchased which were partially offset by an increase in the average cost per Mcf of gas purchased.

  Purchased and Exchanged Power

  Purchased and exchanged power increased $570 million for the quarter ended September 30, 1997, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

  Other Operation

  Other operation expenses for the quarter ended September 30, 1997, increased $28 million (22%), as compared to the same period of 1996. This increase is due, in part, to higher other operation expenses of PSI, primarily associated with the Clean Coal Project, amortization of deferred DSM expenses, and amortization of deferred expenses associated with the Clean Coal Project, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order. The effect of PSI discontinuing deferral of certain DSM-related costs in accordance with provisions of the December 1996 DSM Order also added to the increase. Further contributing to the increase is the effect of CG&E curtailing certain deferrals, associated with its DSM programs, for new participants after December 31, 1996, due to a December 1996 order issued by the PUCO that changed the benefit/cost tests that DSM programs must surpass in Ohio in order for certain DSM-related costs to be eligible for deferral.

  Maintenance

  For the quarter ended September 30, 1997, maintenance expenses decreased $3 million (7%), when compared to the quarter ended September 30, 1996. This decrease is due, in part, to reduced outage related charges associated with PSI's electric production facilities and reduced maintenance associated with CG&E's electric production facilities. Partially offsetting this decrease was an increase in maintenance expenses associated with CG&E's electric distribution facilities.

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

  Taxes Other Than Income Taxes

  The $3 million (5%) increase in taxes other than income taxes for the quarter ended September 30, 1997, as compared to the same period last year, is primarily due to an increase in the Ohio Gross Receipts Tax.

  Other Income and Expenses - Net

  Equity in Earnings of Unconsolidated Subsidiary

  The decrease in equity in earnings of unconsolidated subsidiary of $4 million (53%) for the quarter ended September 30, 1997, as compared to the same period in 1996, primarily resulted from the successful closing, in the third quarter of 1996, of a power development project by Midlands' international development business.

  Interest and Other Charges

  Interest on Long-term Debt

  Interest on long-term debt decreased $3 million (6%) for the quarter ended September 30, 1997, as compared to the same period last year, primarily reflecting the net redemption of approximately $200 million of long-term debt by CG&E and PSI during the period from August 1996 through September 1997.

  Other Interest

  Other interest increased $6 million (61%) for the quarter ended September 30, 1997, as compared to the same period last year, primarily reflecting interest expense on increased short-term borrowings used to fund CG&E's redemption of first mortgage bonds and Cinergy's investment in non-regulated companies, including Avon Energy.

  Preferred Dividend Requirements of Subsidiaries

  Preferred dividend requirements of subsidiaries decreased $3 million (52%) for the quarter ended September 30, 1997, as compared to the same period of 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer in September 1996.

  Extraordinary Item - Equity Share of Windfall Profits Tax

  Extraordinary item - equity share of windfall profits tax represents the one-time charge for the windfall profits tax levied against Midlands and recorded in the third quarter of 1997. (See Note 5 of the "Notes to Financial
  Statements" in "Part I.  Financial Information.")

  Costs of Reacquisition of Preferred Stock of Subsidiary

  Costs of reacquisition of preferred stock of subsidiary represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares.

  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

  Kwh Sales

  Kwh sales increased 90.1% for the nine months ended September 30, 1997, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels were increased industrial and commercial sales, primarily reflecting growth in the food products and primary metals sectors and an increase in the number of commercial customers, respectively. These increases were partially offset by decreased residential sales for the first nine months of 1997, as compared to the same period last year, as a result of mild weather.

  Mcf Sales and Transportation

  Mcf gas sales for the nine months ended September 30, 1997, decreased 11.2%, while Mcf transportation volumes increased 9.1%, when compared to the same period in 1996. Decreased Mcf sales reflect, in part, cold weather during the first nine months of 1996, as compared to mild weather during the same period of 1997, and were partially offset by increases in residential and commercial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by Cinergy.


  Operating Revenues

  Electric Operating Revenues

  Electric operating revenues for the nine months ended September 30, 1997, increased $864 million (42%), as compared to the same period last year, primarily as a result of the increased kwh sales as previously discussed. Also contributing to the increase were the effects of the December 1996 DSM Order and the September 1996 Order (as amended by the August 1997 Order), and the return of approximately $13 million to customers in 1996 in accordance with the February 1995 Order. The February 1995 Order required all retail operating income above a certain rate of return to be refunded to customers. Partially offsetting these increases was the operation of CG&E's fuel adjustment clauses reflecting a lower average cost per kwh.

  An analysis of electric operating revenues is shown below:

                                   Nine Months
                               Ended September 30
                                  (in millions)

  Electric operating revenues - September 30, 1996              $2 060
  Increase (Decrease) due to change in:
    Price per kwh
      Retail                                                        21
      Sales for resale
        Firm power obligations                                      (9)
        Non-firm power transactions                                 32
    Total change in price per kwh                                   44

    Kwh sales
      Retail                                                       (14)
      Sales for resale
        Firm power obligations                                       8
        Non-firm power transactions                                826
    Total change in kwh sales                                      820

  Electric operating revenues - September 30, 1997              $2 924

  Gas Operating Revenues

  For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for Cinergy in "Results of Operations for the Quarter Ended September 30, 1997."

  Gas operating revenues increased $21 million (7%) for the nine months ended September 30, 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased. This increase was partially offset by the previously discussed changes in Mcf gas sales.

  Operating Expenses

  Fuel Used in Electric Production

  Electric fuel costs decreased $32 million (6%), as compared to the same period last year.

  An analysis of these fuel costs is shown below:

                                                 Nine Months
                                             Ended September 30
                                                (in millions)

  Fuel expense - September 30, 1996 $539 Increase (Decrease) due to change in:
    Price of fuel                                      (1)
    Deferred fuel cost                                (37)
    Kwh generation                                      6

  Fuel expense - September 30, 1997                  $507

  Gas Purchased

  Gas purchased for the nine months ended September 30, 1997, increased $25 million (17%), when compared to the same period last year, reflecting an increase in the average cost per Mcf of gas purchased which was partially offset by a decrease in volumes purchased.

  Purchased and Exchanged Power

  Purchased and exchanged power increased $868 million for the nine months ended September 30, 1997, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

  Other Operation

  Other operation expenses for the first nine months of 1997 increased by $55 million (13%), as compared to the same period of 1996. This increase is primarily due to higher other operation expenses of PSI relating to the Clean Coal Project, amortization of deferred DSM expenses, and amortization of deferred expenses associated with the Clean Coal Project, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order. The effect of PSI discontinuing deferral of certain DSM-related costs in accordance with provisions of the December 1996 DSM Order also added to the increase. Further contributing to the increase is the effect of CG&E curtailing certain deferrals, associated with its DSM programs, for new participants after December 31, 1996, due to a December 1996 order issued by the PUCO that changed the benefit/cost tests that DSM programs must surpass in Ohio in order for certain DSM- related costs to be eligible for deferral. These increases were partially offset by the effect of CGE's charges in the second quarter of 1996 for early retirement and severance programs.

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

  Other Income and Expenses - Net

  Equity in Earnings of Unconsolidated Subsidiary

  The increase in equity in earnings of unconsolidated subsidiary of $32 million for the nine months ended September 30, 1997, as compared to the same period last year, primarily reflects the effect of the investment in Midlands for a full nine months in 1997. Midlands was purchased during the second quarter of 1996.

  Other - net

  The change in other - net of $4 million (19%) for the nine months ended September 30, 1997, from the same period of 1996, is primarily due to a gain of approximately $4 million in 1997 on the sale of a PSI investment and a loss of approximately $5 million in 1996 on the sale of a foreign subsidiary. A number of miscellaneous items, including expenses of approximately $2 million associated with the acquisition of GEP's assets, in the nine months ended 1997, partially offset these increases.

  Interest and Other Charges

  Other Interest

  Other interest increased $25 million for the nine months ended September 30, 1997, as compared to the same period last year, primarily reflecting interest expense on increased short-term borrowings used to fund CG&E's redemption of first mortgage bonds and Cinergy's investment in non-regulated companies, including Avon Energy.

  Preferred Dividend Requirements of Subsidiaries

  Preferred dividend requirements of subsidiaries decreased $10 million (52%) for the nine months ended September 30, 1997, as compared to the same period of 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer in September 1996.

  Extraordinary Item - Equity Share of Windfall Profits Tax

  Extraordinary item - equity share of windfall profits tax represents the one-time charge for the windfall profits tax levied against Midlands and recorded in the third quarter of 1997. (See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information.")

  Costs of Reacquisition of Preferred Stock of Subsidiary

  Costs of reacquisition of preferred stock represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares.

  RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997

  Kwh Sales

  Kwh sales increased 73.4% for the twelve months ended September 30, 1997, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels were increased industrial and commercial sales, primarily reflecting growth in the primary metals sector and an increase in the number of commercial customers, respectively. These increases were partially offset by decreased residential sales for the twelve months ended September 30, 1997, as compared to the same period last year, as a result of mild weather.

  Mcf Sales and Transportation

  Mcf gas sales for the twelve months ended September 30, 1997, decreased 10.7% while Mcf transportation volumes increased 10.4%, when compared to the same period in 1996. Decreased Mcf sales reflect, in part, cold weather during the twelve months ended September 1996, as compared to mild weather during the same period of 1997, and were partially offset by an increase in the number of residential, commercial and industrial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by Cinergy.


  Operating Revenues

  Electric Operating Revenues

  Electric operating revenues increased $932 million (35%) for the twelve months ended September 30, 1997, from the comparable period last year, reflecting increased kwh sales as previously discussed and the effects of the December 1996 DSM Order, the September 1996 Order (as amended by the August 1997 Order), and the return of approximately $16 million to customers in 1996 in accordance with the February 1995 Order. The February 1995 Order required all retail operating income above a certain rate of return to be refunded to customers. These increases were partially offset by the operation of CG&E's fuel adjustment clauses reflecting a lower average cost per kwh.

  An analysis of electric operating revenues is shown below:

                                                     Twelve Months
                                                   Ended September 30
                                                     (in millions)

  Electric operating revenues - September 30, 1996       $2 700
  Increase (Decrease) due to change in:
    Price per kwh
      Retail                                                 34
      Sales for resale
        Firm power obligations                               (9)
        Non-firm power transactions                          30
    Total change in price per kwh                            55

    Kwh sales
      Retail                                                 (8)
      Sales for resale
        Firm power obligations                               10
        Non-firm power transactions                         873
    Total change in kwh sales                               875

    Other                                                     2

  Electric operating revenues - September 30, 1997       $3 632

  Gas Operating Revenues

  For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for Cinergy in "Results of Operations for the Quarter Ended September 30, 1997."


  Gas operating revenues increased $44 million (10%) for the twelve months ended September 30, 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased. This increase was partially offset by the previously discussed changes in Mcf gas sales.

  Operating Expenses

  Fuel Used in Electric Production

  Electric fuel costs decreased $29 million (4%), as compared to the same period last year.

  An analysis of these fuel costs is shown below:

                                                Twelve Months
                                              Ended September 30
                                                (in millions)

  Fuel expense - September 30, 1996 $711 Increase (Decrease) due to change in:
    Price of fuel                                     (11)
    Deferred fuel cost                                (25)
    Kwh generation                                      6

  Fuel expense - September 30, 1997                  $681

  Gas Purchased

  Gas purchased for the twelve months ended September 30, 1997, increased $48 million (21%) when compared to the same period last year, reflecting an increase in the average cost per Mcf of gas purchased which was partially offset by a decrease in volumes purchased.

  Purchased and Exchanged Power

  Purchased and exchanged power increased $917 million for the twelve months ended September 30, 1997, when compared to the same period of last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

  Other Operation

  Other operation increased $81 million (14%) for the twelve months ended September 30, 1997, as compared to the same period last year, due, in part, to expenses associated with the Clean Coal Project and increases related to the amortization of DSM deferred expenses and the amortization of deferred expenses associated with the Clean Coal Project, all of which are being recovered in revenues pursuant to the September 1996 Order and the December 1996 DSM Order. Also contributing to the increase were the charges for disallowances associated with the December 1996 Order and the effect of PSI discontinuing deferral of certain DSM-related costs in accordance with provisions of the December 1996 DSM Order. Further adding to the increase is the effect of CG&E curtailing certain deferrals, associated with its DSM programs, for new participants after December 31, 1996, due to a December 1996 order issued by the PUCO that changed the benefit/cost tests that DSM programs must surpass in Ohio in order for certain DSM- related costs to be eligible for deferral.

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

  Other Income and Expenses - Net

  Equity in Earnings of Unconsolidated Subsidiary

  The increase in equity in earnings of unconsolidated subsidiary of $47 million for the twelve months ended September 30, 1997, as compared to the same period last year, represents the effect of the investment in Midlands for a full twelve month period ending September 1997. Midlands was purchased during the second quarter of 1996.

  Other - net

  The change in other - net of $18 million (92%) for the twelve months ended September 30, 1997, as compared to the same period last year, is primarily due to charges of approximately $14 million associated with the December 1996 Order and increased expenses of approximately $13 million associated with the sales of accounts receivable for PSI, CG&E, and ULH&P. These expenses were partially offset by a gain of approximately $4 million in 1997 on the sale of a PSI investment and a loss of approximately $5 million in 1996 on the sale of a foreign subsidiary.

  Interest and Other Charges

  Interest on Long-term Debt

  Interest on long-term debt decreased $12 million (6%) for the twelve months ended September 30, 1997, as compared to the same period last year, primarily reflecting the net redemption of approximately $360 million of long-term debt by CG&E, PSI, and ULH&P during the period from January 1996 through September 1997.

  Other Interest

  Other interest increased $34 million for the twelve months ended September 30, 1997, as compared to the same period last year, primarily reflecting interest expense on increased short-term borrowings used to fund CG&E's redemption of first mortgage bonds and Cinergy's investment in non-regulated companies, including Avon Energy.

  Preferred Dividend Requirements of Subsidiaries

  The decrease in preferred dividend requirements of subsidiaries of $14 million (52%) for the twelve months ended September 30, 1997, from the same period of 1996, is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer in September 1996.

  Extraordinary Item - Equity Share of Windfall Profits Tax

  Extraordinary item - equity share of windfall profits tax represents the one-time charge for the windfall profits tax levied against Midlands and recorded in the third quarter of 1997. (See Note 5 of the "Notes to Financial Statements" in "Part I.
  Financial Information.")

  Costs of Reacquisition of Preferred Stock of Subsidiary

  Costs of reacquisition of preferred stock of subsidiary represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares.

  THE CINCINNATI GAS &
  ELECTRIC COMPANY
  AND SUBSIDIARY COMPANIES

  THE CINCINNATI GAS & ELECTRIC COMPANY
  CONSOLIDATED BALANCE SHEETS
  (unaudited)


  ASSETS
                                                   September 30      December 31
                                                       1997             1996
                             (dollars in thousands)
  Utility Plant - Original Cost
    In service
      Electric                                      $4,684,367       $4,631,605
      Gas                                              737,681          713,829
      Common                                           187,733          185,255
                                                     5,609,781        5,530,689
    Accumulated depreciation                         1,978,151        1,868,579
                                                     3,631,630        3,662,110
    Construction work in progress                      109,394           95,984
          Total utility plant                        3,741,024        3,758,094

  Current Assets
    Cash and temporary cash investments                  8,211            5,120
    Restricted deposits                                  1,173            1,171
    Notes receivable from affiliated companies           9,764           31,740
    Accounts receivable less accumulated
      provision for doubtful accounts of $10,373
      at September 30, 1997, and $9,178 at
      December 31, 1996                                176,933          117,912
    Accounts receivable from affiliated
      companies                                          8,725            2,453
    Materials, supplies, and fuel - at average cost
      Fuel for use in electric production               26,796           29,865
      Gas stored for current use                        37,680           32,951
      Other materials and supplies                      49,948           52,023
    Property taxes applicable to subsequent year        30,895          123,580
    Prepayments and other                               23,245           32,433
                                                       373,370          429,248

  Other Assets
    Regulatory assets
      Amounts due from customers - income taxes        332,677          344,126
      Post-in-service carrying costs and
        deferred operating expenses                    136,377          141,492
      Deferred merger costs                             16,975           17,709
      Deferred demand-side management costs             37,048           33,534
      Phase-in deferred return and depreciation         91,057           95,163
      Unamortized costs of reacquiring debt             37,472           38,439
      Other                                              8,192           19,545
    Other                                               97,823           89,908
                                                       757,621          779,916

                                                    $4,872,015       $4,967,258

  The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

  THE CINCINNATI GAS & ELECTRIC COMPANY


  CAPITALIZATION AND LIABILITIES
                                                  September 30    December 31
                                                     1997            1996
                             (dollars in thousands)
  Common Stock Equity
    Common stock - $8.50 par value; authorized shares - 120,000,000; outstanding shares - 89,663,086 at September 30, 1997, and
      December 31, 1996                           $  762,136       $  762,136
    Paid-in capital                                  534,612          536,276
    Retained earnings                                275,399          247,403
        Total common stock equity                  1,572,147        1,545,815

  Cumulative Preferred Stock
    Not subject to mandatory redemption               20,907           21,146

  Long-term Debt                                   1,222,831        1,381,108
        Total capitalization                       2,815,885        2,948,069

  Current Liabilities
    Long-term debt due within one year                  -             130,000
    Notes payable and other short-term
      obligations                                    358,000          214,488
    Notes payable to affiliated companies             35,435              103
    Accounts payable                                 246,398          166,064
    Accounts payable to affiliated companies          17,937           12,726
    Accrued taxes                                    171,721          267,841
    Accrued interest                                  26,870           30,570
    Other                                             28,087           32,191
                                                     884,448          853,983

  Other Liabilities
    Deferred income taxes                            776,653          767,085
    Unamortized investment tax credits               118,539          123,185
    Accrued pension and other postretirement
      benefit costs                                  175,473          165,282
    Other                                            101,017          109,654
                                                   1,171,682        1,165,206

                                                  $4,872,015       $4,967,258

  THE CINCINNATI GAS & ELECTRIC COMPANY
  CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

                                            Quarter Ended                 Year to Date
                                             September 30                 September 30
                                          1997        1996            1997          1996
                                 (in thousands)
  Operating Revenues
    Electric
      Non-affiliated companies          $667,301    $382,718       $1,467,043    $1,109,300
      Affiliated companies                 5,071       7,634           18,931        27,889
    Gas
      Non-affiliated companies            39,941      40,787          326,964       306,062
      Affiliated companies                     3           4                5             5
                                         712,316     431,143        1,812,943     1,443,256

  Operating Expenses
    Fuel used in electric production      88,741      82,449          219,338       267,007
    Gas purchased                         15,601      17,133          175,395       150,313
    Purchased and exchanged power
      Non-affiliated companies           295,528      10,355          460,299        24,021
      Affiliated companies                 3,094       5,821            7,731        14,576
    Other operation                       75,842      66,786          235,014       235,513
    Maintenance                           21,009      22,844           72,302        68,745
    Depreciation                          40,834      40,322          122,116       120,557
    Amortization of phase-in deferrals     3,371       3,399           10,112        10,198
    Amortization of post-in-service
      deferred operating expenses            823         786            2,468         2,431
    Income taxes                          36,014      41,675          106,851       115,902
    Taxes other than income taxes         52,980      49,820          159,001       154,733
                                         633,837     341,390        1,570,627     1,163,996

  Operating Income                        78,479      89,753          242,316       279,260

  Other Income and Expenses - Net
    Allowance for equity funds used
      during construction                    (52)        358              154         1,206
    Phase-in deferred return               2,002       2,093            6,006         6,279
    Income taxes                           3,290         819           10,026         4,299
    Other - net                           (3,782)     (1,505)         (12,818)       (6,095)
                                           1,458       1,765            3,368         5,689

  Income Before Interest                  79,937      91,518          245,684       284,949

  Interest
    Interest on long-term debt            25,973      30,304           83,849        93,392
    Other interest                         3,002         522            7,260         1,466
    Allowance for borrowed funds
      used during construction            (1,342)       (813)          (3,482)       (2,598)
                                          27,633      30,013           87,627        92,260

  Net Income                            $ 52,304    $ 61,505       $  158,057    $  192,689

  Preferred Dividend Requirement             217       3,475              653        10,423
  Costs of reacquisition of
    preferred stock                         -         18,175             -           18,175
  Net Income Applicable to Common
    Stock                               $ 52,087    $ 39,855        $ 157,404     $ 164,091
       The  accompanying  notes as they relate to The Cincinnati  Gas & Electric  Company are an integral part of these consolidated financial statements.

  THE CINCINNATI GAS & ELECTRIC COMPANY
  CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)

                                                        Year to Date
                                                        September 30
                                                      1997         1996
                                 (in thousands)
  Operating Activities
    Net income                                     $ 158,057    $ 192,689
    Items providing (using) cash currently:
      Depreciation                                   122,116      120,557
      Deferred income taxes and investment tax
        credits - net                                 18,238       31,408
      Allowance for equity funds used during
        construction                                    (154)      (1,206)
      Regulatory assets - net                         22,261       25,226
      Changes in current assets and current
        liabilities
          Restricted deposits                             (2)         (27)
          Accounts and notes receivable, net of
            reserves on receivables sold             (42,472)     201,972
          Materials, supplies, and fuel                  415       (2,379)
          Accounts payable                            85,545      (33,609)
          Accrued taxes and interest                  (7,135)       5,974
      Other items - net                                  329       (9,326)
            Net cash provided by operating
              activities                             357,198      531,279

  Financing Activities
    Retirement of preferred stock                       (158)        -
    Redemption of long-term debt                    (290,612)    (157,583)
    Change in short-term debt                        178,844       83,600
    Dividends on preferred stock                        (655)     (10,423)
    Dividends on common stock                       (127,800)    (327,020)
            Net cash used in financing
              activities                            (240,381)    (411,426)

  Investing Activities
    Construction expenditures (less allowance
      for equity funds used during construction)    (106,612)     (95,677)
    Deferred demand-side management costs             (7,114)     (14,070)
            Net cash used in investing
              activities                            (113,726)    (109,747)

  Net increase in cash and temporary cash
    investments                                        3,091       10,106

  Cash and temporary cash investments at
    beginning of period                                5,120        6,612

  Cash and temporary cash investments at
    end of period                                    $ 8,211     $ 16,718
       The accompanying notes as they relate to The  Cincinnati  Gas  &  Electric  Company  are  an  integral  part  of  these consolidated financial statements.

  THE CINCINNATI GAS & ELECTRIC COMPANY
  RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997

  Kwh Sales

  For the quarter ended September 30, 1997, kwh sales increased 185.3% when compared to the same period last year primarily due to increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales were increased industrial and commercial sales, primarily reflecting growth in the primary metals sector and an increase in the number of commercial customers, respectively. These increases were partially offset by decreased residential sales for the quarter ended September 30, 1997, as compared to the same period last year, as a result of mild weather.

  Mcf Sales and Transportation

  Mcf gas sales for the quarter ended September 30, 1997, decreased 1.5% while Mcf transportation volumes increased 12.6%, when compared to the same period in 1996. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

  Operating Revenues

  Electric Operating Revenues

  Electric operating revenues for the quarter ended September 30, 1997, increased $282 million (72%), from the comparable period of last year, primarily reflecting increased kwh sales as previously discussed.

  An analysis of electric operating revenues is shown below:

                                                         Quarter
                                                    Ended September 30
                                                      (in millions)

  Electric operating revenues - September 30, 1996 $390 Increase (Decrease) due to change in:
    Price per kwh
      Retail                                                 (2)
      Sales for resale
        Non-firm power transactions                          19
    Total change in price per kwh                            17

    Kwh sales
      Retail                                                 10
      Sales for resale
        Non-firm power transactions                         255
    Total change in kwh sales                               265

  Electric operating revenues - September 30, 1997         $672

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

  Operating Expenses

  Fuel Used in Electric Production

  Electric fuel costs increased $7 million (8%) for the quarter ended September 30, 1997, as compared to the same period last year.

  An analysis of these fuel costs is shown below:

                                                      Quarter
                                                 Ended September 30
                                                   (in millions)

  Fuel expense - September 30, 1996                     $82
  Increase due to change in:
    Price of fuel                                         3
    Deferred fuel cost                                    1
    Kwh generation                                        3

  Fuel expense - September 30, 1997                     $89

  Gas Purchased

  Gas purchased for the quarter ended September 30 1997, decreased $2 million (9%), when compared to the same period last year, reflecting decreased volumes purchased which were partially offset by an increase in the average cost per Mcf of gas purchased.

  Purchased and Exchanged Power

  Purchased  and  exchanged  power for the quarter  ended  September  30,  1997, increased $282 million over the comparable period of 1996, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

  Other Operation

  Other operation expenses increased $9 million (14%) for the quarter ended September 30, 1997, as compared to the same period of 1996. This increase is primarily attributable to the effect of CG&E curtailing certain deferrals related to its DSM programs for new participants after December 31, 1996, due to a December 1996 order issued by the PUCO that changed the benefit/cost tests that DSM programs must surpass in Ohio in order for certain DSM-related costs to be eligible for deferral.

  Maintenance

  The $2 million (8%) decrease in maintenance expenses for the quarter ended September 30, 1997, as compared to the same period of 1996, is primarily associated with electric production facilities. Partially offsetting this decrease was an increase in maintenance expenses associated with electric distribution facilities.

  Taxes Other Than Income Taxes

  The $3 million (6%) increase in taxes other than income taxes for the quarter ended September 30, 1997, as compared to the same period last year, is primarily due to an increase in the Ohio Gross Receipts Tax.

  Other Income and Expenses - Net

  Other - net

  The change in other - net of $2 million for the quarter ended September 30, 1997, as compared to the same period last year, is primarily attributable to a decrease in interest income due to a reduction in short-term loans to affiliated companies through Cinergy's money pool arrangement.

  Interest

  Interest on Long-term Debt

  Interest on long-term debt decreased $4 million (14%) for the quarter ended September 30, 1997, as compared to the same period of 1996, primarily due to the redemption of $290 million of long-term debt during 1997.

  Other Interest

  The $2 million increase in other interest for the third quarter of 1997, as compared to the third quarter of 1996, is primarily due to increased interest expense on short-term borrowings used to fund the acquisition of approximately 90% of the outstanding preferred stock of CG&E during the third quarter of 1996 and the redemption of first mortgage bonds.

  Preferred Dividend Requirement

  The preferred dividend requirement decreased $3 million (94%) for the third quarter of 1997, as compared to the same period in 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer during the third quarter of 1996.

  Costs of Reacquisition of Preferred Stock

  Costs of reacquisition of preferred stock represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares.

  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

  Kwh Sales

  Kwh sales increased 93.2% for the nine months ended September 30, 1997, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels were increased industrial and commercial sales, primarily reflecting growth in the primary metals and food products sectors and an increase in the number of commercial customers, respectively. These increases were partially offset by decreased residential sales for the first nine months of 1997, as compared to the same period last year, as a result of mild weather.

  Mcf Sales and Transportation

  Mcf gas sales for the nine months ended September 30, 1997, decreased 11.2%, while Mcf transportation volumes increased 9.1%, when compared to the same period in 1996. Decreased Mcf sales reflect, in part, cold weather during the first nine months of 1996, as compared to the mild weather during the same period of 1997, and were partially offset by an increase in residential and commercial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

  Operating Revenues

  Electric Operating Revenues

  Electric operating revenues for the nine months ended September 30, 1997, increased $349 million (31%), as compared to the same period last year. This increase primarily reflects the increased kwh sales as previously discussed. Partially offsetting this increase was the operation of CG&E's fuel adjustment clauses reflecting a lower average cost per kwh.

  An analysis of electric operating revenues is shown below:

                                                       Nine Months
                                                    Ended September 30
                                                      (in millions)

  Electric operating revenues - September 30, 1996       $1 137
  Increase (Decrease) due to change in:

    Price per kwh
      Retail                                                (42)
      Sales for resale
        Non-firm power transactions                          37
    Total change in price per kwh                            (5)

    Kwh sales
      Retail                                                (18)
      Sales for resale
        Firm power obligations                               (1)
        Non-firm power transactions                         374
    Total change in kwh sales                               355

    Other                                                    (1)

  Electric operating revenues - September 30, 1997       $1 486

  Gas Operating Revenues

  For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for CG&E in "Results of Operations for the Quarter Ended September 30, 1997."

  Gas operating revenues increased $21 million (7%) for the nine months ended September 30, 1997, when compared to the same period last year. Contributing to the increase was the December 1996 Order approving an overall average increase in gas revenues for CG&E of 2.5% ($9 million annually) and the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased. This increase was partially offset by the previously discussed changes in Mcf gas sales.

  Operating Expenses

  Fuel Used in Electric Production

  Electric fuel costs decreased $48 million (18%) for the nine months ended September 30, 1997, as compared to the same period last year.

  An analysis of these fuel costs is shown below:

                                                    Nine Months
                                                 Ended September 30
                                                   (in millions)

  Fuel expense - September 30, 1996 $267 Increase (Decrease) due to change in:
    Price of fuel                                         2
    Deferred fuel cost                                  (47)
    Kwh generation                                       (3)

  Fuel expense - September 30, 1997                    $219

  Gas Purchased

  Gas purchased for the nine months ended September 30, 1997, increased $25 million (17%) when compared to the same period last year, reflecting an increase in the average cost per Mcf of gas purchased which was partially offset by a decrease in volumes purchased.

  Purchased and Exchanged Power

  Purchased  and exchanged  power for the nine months ended  September 30, 1997, increased $429 million over the comparable period of 1996, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

  Maintenance

  The $4 million (5%) increase in maintenance expenses for the nine months ended September 30, 1997, as compared to the same period of 1996, is primarily due to scheduled outages at Beckjord and Miami Fort, and a forced outage at Zimmer, all of which occurred during the first quarter of 1997. Increased maintenance expenses, associated with electric distribution facilities, for the current nine month time period also contributed to the higher level of expenses.

  Other Income and Expenses - Net

  Other - net

  The change in other - net of $7 million in the first nine months of 1997, as compared to the same period of 1996, is attributable, in part, to a decrease in interest income due to a reduction in short-term loans to affiliated companies through Cinergy's money pool arrangement. Also contributing to the increase was a higher level of expenses associated with CG&E's and ULH&P's sales of accounts receivables.

  Interest

  Interest on Long-term Debt

  Interest on long-term debt decreased $10 million (10%) for the nine months ended September 30, 1997, as compared to the same period of 1996, primarily due to the redemption or maturity of $290 million of long-term debt during the period from March 1997 to September 1997.

  Other Interest

  The $6 million increase in other interest for the first nine months of 1997, as compared to the first nine months of 1996, is primarily due to increased interest expense on short-term borrowings used to fund the acquisition of approximately 90% of the outstanding preferred stock of CG&E during the third quarter of 1996 and the redemption of first mortgage bonds.

  Preferred Dividend Requirement

  The preferred dividend requirement decreased $10 million (94%) for the first nine months of 1997, as compared to the same period in 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer during the third quarter of 1996.

  Costs of Reacquisition of Preferred Stock

  Costs of reacquisition of preferred stock represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares.

  PSI ENERGY, INC.
  AND SUBSIDIARY COMPANIES

  PSI ENERGY, INC.
  CONSOLIDATED BALANCE SHEETS
  (unaudited)


  ASSETS
                                                   September 30          December 31
                                                       1997                 1996
                             (dollars in thousands)
  Electric Utility Plant - Original Cost
    In service                                      $4,260,374           $4,178,181
    Accumulated depreciation                         1,780,823            1,723,279
                                                     2,479,551            2,454,902
    Construction work in progress                       60,295               76,630
        Total electric utility plant                 2,539,846            2,531,532

  Current Assets
    Cash and temporary cash investments                 21,230                2,911
    Restricted deposits                                    777                  550
    Notes receivable                                       138                  299
    Notes receivable from affiliated companies          50,511                    3
    Accounts receivable less accumulated
      provision for doubtful accounts of $808
      at September 30, 1997, and $1,269 at
      December 31, 1996                                182,792               73,990
    Accounts receivable from affiliated companies       17,582                4,016
    Materials, supplies, and fuel - at average cost
      Fuel                                              30,975               41,865
      Other materials and supplies                      29,702               28,268
    Prepayments and other                                4,681                3,184
                                                       338,388              155,086

  Other Assets
    Regulatory assets
      Amounts due from customers - income taxes         35,661               33,068
      Post-in-service carrying costs and
        deferred operating expenses                     44,100               44,904
      Coal contract buyout costs                       125,029              138,171
      Deferred merger costs                             74,887               76,290
      Deferred demand-side management costs             78,683              101,208
      Unamortized costs of reacquiring debt             30,305               32,079
      Other                                             48,928               52,938
    Other                                              134,972              129,667
                                                       572,565              608,325

                                                    $3,450,799           $3,294,943

  The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

  PSI ENERGY, INC.


  CAPITALIZATION AND LIABILITIES
                                                     September 30         December 31
                                                         1997                1996
                             (dollars in thousands)
  Common Stock Equity
    Common stock - without par value;  $0.01 stated value;  authorized  shares -
      60,000,000; outstanding shares - 53,913,701
      at September 30, 1997, and December 31, 1996    $      539           $      539
    Paid-in capital                                      400,855              402,947
    Retained earnings                                    628,538              626,089
        Total common stock equity                      1,029,932            1,029,575

  Cumulative Preferred Stock
    Not subject to mandatory redemption                  157,209              173,086

  Long-term Debt                                         875,788              945,270
        Total capitalization                           2,062,929            2,147,931

  Current Liabilities
    Long-term debt due within one year                    35,000               10,000
    Notes payable and other short-term obligations       310,345              171,729
    Notes payable to affiliated companies                   -                  13,186
    Accounts payable                                     222,932              114,330
    Accounts payable to affiliated companies               4,555               12,850
    Accrued taxes                                         98,693               73,206
    Accrued interest                                      14,482               24,045
    Other                                                  2,688               17,107
                                                         688,695              436,453

  Other Liabilities
    Deferred income taxes                                364,635              372,997
    Unamortized investment tax credits                    50,156               52,750
    Accrued pension and other postretirement
      benefit costs                                      111,880               98,037
    Other                                                172,504              186,775
                                                         699,175              710,559

                                                      $3,450,799           $3,294,943

  PSI ENERGY, INC.
  CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

                                          Quarter Ended                 Year to Date
                                          September 30                  September 30
                                       1997            1996          1997           1996
                                 (in thousands)
  Operating Revenues
    Non-affiliated companies         $647,864        $342,199    $1,456,612       $951,171
    Affiliated companies                3,123           5,856         7,768         14,691
                                      650,987         348,055     1,464,380        965,862

  Operating Expenses
    Fuel                              108,375         101,644       288,126        272,343
    Purchased and exchanged power
      Non-affiliated companies        311,753          26,665       502,938         71,422
      Affiliated companies              5,100           7,669        18,968         28,004
    Other operation                    81,253          62,434       243,040        188,443
    Maintenance                        21,489          23,059        67,251         68,964
    Depreciation                       31,551          30,489        93,996         91,046
    Amortization of post-in-service
      deferred operating expenses         268          (1,716)          804         (5,068)
    Income taxes                       16,159          23,445        49,451         55,597
    Taxes other than income taxes      14,011          13,729        44,191         41,361
                                      589,959         287,418     1,308,765        812,112

  Operating Income                     61,028          60,637       155,615        153,750

  Other Income and Expenses - Net
    Allowance for equity funds used
      during construction                (130)           -               35           -
    Post-in-service carrying costs       -                391          -             1,228
    Income taxes                       (5,795)         (2,438)       (6,639)        (3,332)
    Other - net                         6,946           3,280        11,019          1,420
                                        1,021           1,233         4,415           (684)

  Income Before Interest               62,049          61,870       160,030        153,066

  Interest
    Interest on long-term debt         17,552          16,218        53,928         50,286
    Other interest                      4,098           3,790        10,630         10,386
    Allowance for borrowed funds
      used during construction           (281)           (642)       (1,237)        (1,637)
                                       21,369          19,366        63,321         59,035

  Net Income                         $ 40,680        $ 42,504    $   96,709       $ 94,031

  Preferred Dividend Requirement        2,925           3,020         8,964          9,518

  Net Income Applicable to Common
    Stock                            $ 37,755        $ 39,484    $   87,745       $ 84,513

  The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

  PSI ENERGY, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (unaudited)

                                  Year to Date
                                  September 30
                                    1997 1996
                                 (in thousands)
  Operating Activities
    Net income                                         $  96,709     $ 94,031
    Items providing (using) cash currently:
      Depreciation                                        93,996       91,046
      Deferred income taxes and investment tax
        credits - net                                    (13,548)       5,145
      Allowance for equity funds used during
        construction                                         (35)        -
      Regulatory assets - net                             35,055      (25,676)
      Changes in current assets and current
        liabilities
          Restricted deposits                               (227)        (335)
          Accounts and notes receivable, net of
            reserves on receivables sold                (175,510)      23,039
          Materials, supplies, and fuel                    9,456       25,679
          Accounts payable                               100,307       17,058
          Accrued taxes and interest                      15,924      (12,467)
      Other items - net                                   (6,985)        (810)
            Net cash provided by operating
              activities                                 155,142      216,710

  Financing Activities
    Funds on deposit from issuance of long-term debt        -             973
    Retirement of preferred stock                        (16,024)     (15,114)
    Redemption of long-term debt                         (45,700)     (50,000)
    Change in short-term debt                            125,430       63,500
    Dividends on preferred stock                          (9,059)      (9,609)

    Dividends on common stock                            (85,200)     (82,363)
            Net cash used in financing activities        (30,553)     (92,613)

  Investing Activities
    Construction expenditures (less allowance
      for equity funds used during construction)         (96,423)    (107,061)
    Deferred demand-side management costs                 (9,847)     (18,356)
            Net cash used in investing activities       (106,270)    (125,417)

  Net increase (decrease) in cash and
    temporary cash investments                            18,319       (1,320)

  Cash and temporary cash investments at
    beginning of period                                    2,911       15,522

  Cash and temporary cash investments at
    end of period                                      $  21,230     $ 14,202

  The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.


  PSI ENERGY, INC.
  RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997

  Kwh Sales

  Kwh sales increased 129.9% for the third quarter of 1997, from the comparable period last year, primarily due to higher non-firm power sales for resale resulting from increased activity in Cinergy's power marketing and trading operations. Also contributing to the higher kwh sales levels were increased industrial and commercial sales, primarily reflecting growth in the primary metals and transportation sectors and an increase in the number of commercial customers, respectively. These increases were partially offset by decreased residential sales for the quarter ended September 30, 1997, as compared to the same period last year, as a result of mild weather.

  Operating Revenues

  Operating revenues increased $303 million (87%) for the quarter ended September 30, 1997, when compared to the same period last year, reflecting, in part, increased kwh sales as previously discussed. Also contributing to the increase were the effects of the December 1996 DSM Order the September 1996 Order (as amended by the August 1997 Order).

  An analysis of operating revenues is shown below:

                                                    Quarter
                                               Ended September 30
                                                 (in millions)

  Operating revenues - September 30, 1996 $348 Increase (Decrease) due to change in:
    Price per kwh
      Retail                                            17
      Sales for resale
        Firm power obligations                          (2)
        Non-firm power transactions                     45
    Total change in price per kwh                       60

    Kwh sales
      Sales for resale
        Firm power obligations                           7
        Non-firm power transactions                    236
    Total change in kwh sales                          243

  Operating revenues - September 30, 1997             $651

  Operating Expenses

  Fuel

  Fuel costs increased $7 million (7%) for the third quarter of 1997, as compared to the same period last year.

  An analysis of fuel costs is shown below:

                                     Quarter
                               Ended September 30
                                  (in millions)

  Fuel expense - September 30, 1996 $102 Increase (Decrease) due to change in:
    Price of fuel                                                    2
    Deferred fuel cost                                              (1)
    Kwh generation                                                   6

  Fuel expense - September 30, 1997                               $109

  Purchased and Exchanged Power

  For the quarter ended September 30, 1997, purchased and exchanged power increased $283 million, as compared to the same period last year, due primarily to increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

  Other Operation

  Other operation expenses increased $19 million (30%) for the quarter ended September 30, 1997, as compared to the same period last year. This increase is primarily due to increased production expenses associated with the Clean Coal Project and increases related to the amortization of deferred DSM expenses and the amortization of deferred expenses associated with the Clean Coal Project, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order. Also contributing to the increase is the effect of discontinuing deferral of certain DSM-related costs in accordance with provisions of the December 1996 DSM Order.

  Maintenance

  The $2 million (7%) decrease in maintenance expenses for the third quarter of 1997, as compared to the same period of 1996, is primarily due to reduced outage related charges associated with PSI's production facilities.

  Amortization of the Post-in-service Deferred Operating Expenses

  Amortization of post-in-service deferred operating expenses reflects the amortization and related recovery in rates of depreciation deferred on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates.

  Other Income and Expenses - Net

  Other - net

  The change of $4 million for other - net for the quarter ended September 30, 1997, as compared to the same period of 1996, is primarily attributable to a gain of approximately $4 million in 1997 on the sale of an investment and an increase in interest income related to an increase of $.5 million in short-term loans to affiliated companies through Cinergy's money pool arrangement.

  Interest

  Interest on Long-term Debt

  Interest on long-term debt increased $1 million (8%) for the quarter ended September 30, 1997, as compared to the same period of 1996. The increase was primarily due to the net issuance of approximately $100 million of long-term debt during the third and fourth quarters of 1996.

  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

  Kwh Sales

  For the nine months ended September 30, 1997, kwh sales increased 73.1%, when compared to the same period last year, primarily due to increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales was an increase in industrial sales primarily reflecting growth in the primary metals sector. Partially offsetting these increases were the effects of mild weather during the period.

  Operating Revenues

  Total operating revenues increased $498 million (52%) for the nine months ended September 30, 1997, when compared to the same period last year, primarily as a result of the increased kwh sales as previously discussed. Also contributing to the increase were the effects of the December 1996 DSM Order and the September 1996 Order (as amended by the August 1997 Order), and the return of approximately $13 million to customers in 1996 in accordance with the February 1995 Order. The February 1995 Order required all retail operating income above a certain rate of return to be refunded to customers.

  An analysis of operating revenues is shown below:

                                   Nine Months
                               Ended September 30
                                  (in millions)

  Operating revenues - September 30, 1996                        $  966
  Increase (Decrease) due to change in:
    Price per kwh
      Retail                                                         65
      Sales for resale
        Firm power obligations                                       (9)
        Non-firm power transactions                                  77
    Total change in price per kwh                                   133

    Kwh sales
      Retail                                                          1
      Sales for resale
        Firm power obligations                                        8
        Non-firm power transactions                                 355
    Total change in kwh sales                                       364

    Other                                                             1

  Operating revenues - September 30, 1997                        $1 464

  Operating Expenses

  Fuel

  Fuel costs for the nine months ended September 30, 1997, increased $16 million (6%) when compared to the same period last year.

  An analysis of fuel costs is shown below:

                                   Nine Months
                               Ended September 30
                                  (in millions)


  Fuel expense - September 30, 1996 $272 Increase (Decrease) due to change in:
    Price of fuel                                                (4)
    Deferred fuel cost                                           10
    Kwh generation                                               10

  Fuel expense - September 30, 1997                            $288

  Purchased and Exchanged Power

  For the nine months ended September 30, 1997, purchased and exchanged power increased $422 million, as compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

  Other Operation

  Other operation expenses increased $55 million (29%) for the nine months ended September 30, 1997, as compared to the same period last year. This increase was primarily due to increased production expenses associated with the Clean Coal Project and increases related to the amortization of deferred DSM expenses and the amortization of deferred expenses associated with the Clean Coal Project, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order. Also contributing to the increase is the effect of discontinuing deferral of certain DSM-related costs in accordance with provisions of the December 1996 DSM Order.


  Amortization of Post-in-service Deferred Operating Expenses

  Amortization of post-in-service deferred operating expenses reflects the amortization and related recovery in rates of depreciation deferred on certain major projects, primarily environmental in nature, from the in- service date until the related projects are reflected in retail rates.

  Taxes Other than Income Taxes

  The $3 million (7%) increase in taxes other than income taxes for the nine months ended September 30, 1997, as compared to the same period last year, is primarily due to an increase in the Indiana Corporate Gross Income Tax.

  Other Income and Expenses - Net

  Other - net

  The change of $10 million for other - net for the nine months ended September 30, 1997, as compared to the same period of 1996, is due to a number of factors, including a gain of approximately $4 million in 1997 on the sale of an investment and an increase of approximately $1 million in interest income related to an increase in short-term loans to affiliated companies through Cinergy's money pool arrangement.

  Interest

  Interest on Long-term Debt

  Interest on long-term debt increased $4 million (7%) for the nine month period ended September 30, 1997, as compared to the same period of 1996. The increase was primarily due to the net issuance of approximately $90 million of long-term debt during the period from August 1996 to March 1997.

  THE UNION LIGHT, HEAT
  AND POWER COMPANY

  THE UNION LIGHT, HEAT AND POWER COMPANY
  BALANCE SHEETS
  (unaudited)


  ASSETS
                                                     September 30       December 31
                                                         1997              1996
                             (dollars in thousands)
  Utility Plant - Original Cost
    In service
      Electric                                         $202,941          $195,053
      Gas                                               152,758           148,203
      Common                                             19,233            19,285
                                                        374,932           362,541
    Accumulated depreciation                            131,039           122,310
                                                        243,893           240,231

    Construction work in progress                        10,035             9,050
        Total utility plant                             253,928           249,281

  Current Assets
    Cash and temporary cash investments                   2,790             1,197
    Notes receivable from affiliated companies             -                  100
    Accounts receivable less accumulated provision
      for doubtful accounts of $1,350 at
      September 30, 1997, and $1,024 at
      December 31, 1996                                   4,657            12,763
    Accounts receivable from affiliated companies           325               620
    Materials, supplies, and fuel - at average cost
      Gas stored for current use                          6,727             6,351
      Other materials and supplies                          694               716
    Property taxes applicable to subsequent year            650             2,600
    Prepayments and other                                   520               370
                                                         16,363            24,717

  Other Assets
    Regulatory assets
      Deferred merger costs                               5,218             5,218
      Unamortized costs of reacquiring debt               3,628             3,764
      Other                                               2,669             2,357
    Other                                                 7,000             5,146
                                                         18,515            16,485

                                                       $288,806          $290,483

  The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

  THE UNION LIGHT, HEAT AND POWER COMPANY


  CAPITALIZATION AND LIABILITIES
                                                         September 30      December 31
                                                             1997             1996
                                                             (dollars in thousands)
  Common Stock Equity
    Common stock - $15.00 par value; authorized shares - 1,000,000;  outstanding shares - 585,333
      at September 30, 1997, and December 31, 1996         $  8,780         $  8,780
    Paid-in capital                                          18,683           18,839
    Retained earnings                                        97,025           92,484
        Total common stock equity                           124,488          120,103

  Long-term Debt                                             44,657           44,617
        Total capitalization                                169,145          164,720

  Current Liabilities
    Notes payable to affiliated companies                    24,661           30,649
    Accounts payable                                          4,312           12,018
    Accounts payable to affiliated companies                 14,658           16,771
    Accrued taxes                                             5,895            1,014
    Accrued interest                                            957            1,284
    Other                                                     4,089            5,248
                                                             54,572           66,984

  Other Liabilities
    Deferred income taxes                                    31,495           33,463
    Unamortized investment tax credits                        4,587            4,797
    Accrued pension and other postretirement benefit
      costs                                                  13,693           12,983
    Income taxes refundable through rates                     6,978            5,121
    Other                                                     8,336            2,415
                                                             65,089           58,779

                                                           $288,806         $290,483

  THE UNION LIGHT, HEAT AND POWER COMPANY
  STATEMENTS OF INCOME
  (unaudited)


                                            Quarter Ended                Year to Date
                                             September 30                September 30
                                         1997           1996          1997           1996
                                 (in thousands)
  Operating Revenues
    Electric                            $56,666        $52,704      $152,560       $147,970
    Gas
      Non-affiliated companies            8,581          5,646        53,369         50,713
      Affiliated companies                   66             14           256             81
                                         65,313         58,364       206,185        198,764

  Operating Expenses
    Electricity purchased from parent
      company for resale                 44,237         39,850       113,992        109,337
    Gas purchased                         3,002          2,129        30,006         26,252
    Other operation                       7,968          7,268        24,705         23,664
    Maintenance                           1,434          1,093         4,493          3,445
    Depreciation                          3,048          3,013         9,229          8,887
    Income taxes                          1,003          1,067         6,648          7,824
    Taxes other than income taxes           905            986         3,119          3,092
                                         61,597         55,406       192,192        182,501

  Operating Income                        3,716          2,958        13,993         16,263

  Other Income and Expenses - Net
    Allowance for equity funds used
      during construction                    10             42            33             21
    Income taxes                            272              4           570             31
    Other - net                            (606)          (436)       (1,567)        (1,079)
                                           (324)          (390)         (964)        (1,027)

  Income Before Interest                  3,392          2,568        13,029         15,236

  Interest
    Interest on long-term debt              881            881         2,643          3,135
    Other interest                          317            167           951            433
    Allowance for borrowed funds
      used during construction              (45)           (26)          (82)           (90)
                                          1,153          1,022         3,512          3,478

  Net Income                            $ 2,239        $ 1,546      $  9,517       $ 11,758

  The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

  THE UNION LIGHT, HEAT AND POWER COMPANY
  STATEMENTS OF CASH FLOWS
   (unaudited)


                                                       Year to Date
                                                       September 30
                                                     1997        1996
                                                      (in thousands)
  Operating Activities
    Net income                                     $  9,517    $ 11,758
    Items providing (using) cash currently:
      Depreciation                                    9,229       8,887
      Deferred income taxes and investment tax
        credits - net                                  (322)      7,607
      Allowance for equity funds used during
        construction                                    (33)        (21)
      Regulatory assets - net                          (312)         80
      Changes in current assets and current
        liabilities
          Accounts and notes receivable, net of
            reserves on receivables sold              7,687      29,590
          Materials, supplies, and fuel                (354)     (2,621)
          Accounts payable                           (9,819)    (11,463)
          Accrued taxes and interest                  6,504       1,446
      Other items - net                               5,267      (3,866)
            Net cash provided by operating
              activities                             27,364      41,397

  Financing Activities
    Redemption of long-term debt                       -        (26,083)
    Change in short-term debt                        (5,988)     (1,450)
    Dividends on common stock                        (4,975)       -
            Net cash used in financing
              activities                            (10,963)    (27,533)

  Investing Activities
    Construction expenditures (less allowance
      for equity funds used during construction)    (14,808)    (12,827)
            Net cash used in investing
              activities                            (14,808)    (12,827)

  Net increase in cash and
    temporary cash investment                         1,593       1,037

  Cash and temporary cash investments at
    beginning of period                               1,197       1,750

  Cash and temporary cash investments at
    end of period                                   $ 2,790     $ 2,787
       The accompanying  notes as they relate to The  Union  Light,  Heat  and  Power  Company  are an  integral  part of these financial statements.

  THE UNION LIGHT, HEAT AND POWER COMPANY
  RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997

  Kwh Sales

  Kwh sales increased 6.6% for the quarter ended September 30, 1997, from the comparable period last year, primarily due to growth in residential and commercial sales reflecting, in part, an increase in the number of customers.

  Mcf Sales and Transportation

  Mcf gas sales and transportation volumes for the quarter ended September 30, 1997, increased 31.5%, when compared to the same period in 1996. This increase is primarily attributable to an adjustment resulting from the annual reconciliation performed during the third quarter related to unbilled Mcf gas sales. An increase in the number of residential customers and the trend of industrial customers purchasing gas directly from suppliers, using transportation services provided by ULH&P, also contributed to the increase.

  Operating Revenues

  Electric Operating Revenues

  Electric operating revenues for the quarter ended September 30, 1997, increased $4 million (8%), as compared to the same period last year, as a result of the increased kwh sales as previously discussed.

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

  Gas operating revenues increased $3 million (52.8%) in the third quarter of 1997, when compared to the same period of last year. The increase is primarily attributable to the previously discussed increase in Mcf gas sales and the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased.

  Operating Expenses

  Electricity Purchased from Parent Company for Resale

  Electricity purchased increased $4.4 million (11%) for the quarter ended September 30, 1997, as compared to the same period last year. This increase is primarily attributable to higher kwh purchased.

  Gas Purchased

  Gas purchased for the quarter ended September 30, 1997, increased $.9 million (41%) from the third quarter of last year, reflecting an increase in the average cost per Mcf of gas purchased.

  Other Operation

  The $.7 million (10%) increase in other operation expenses for the third quarter of 1997, as compared to the same period of 1996, is primarily due to higher administrative and general expenses. Partially offsetting this increase were lower gas distribution and electric transmission expenses.

  Maintenance

  The $.3 million (31%) increase in maintenance expenses for the third quarter of 1997, as compared to the same period of 1996, is primarily due to increased maintenance expenses associated with gas and electric distribution facilities. This increase was partially offset by decreased maintenance expenses associated with gas production facilities.

  Other Income and Expenses - Net

  Other - net

  The change in other - net of $.2 million (39%) for the quarter ended September 30, 1997, as compared to the same period of 1996, is primarily attributable to a higher level of expenses associated with the sales of accounts receivables and a decrease in interest income related to a reduction in short-term loans to affiliated companies through Cinergy's money pool arrangement.

  Interest

  Other Interest

  Other interest charges increased $.2 million (90%) for the quarter ended September 30, 1997, as compared to the same period of 1996, primarily due to increased short-term borrowings.

  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

  Kwh Sales

  Kwh sales remained relatively constant for the nine months ended September 30, 1997, from the comparable period of last year. Increased industrial and commercial sales, primarily reflecting growth in the primary metals sector and an increase in the number of commercial customers, respectively, were substantially offset by decreased residential sales as a result of mild weather.

  Mcf Sales and Transportation

  For the nine months ended September 30, 1997, Mcf gas sales and transportation volumes decreased 2.3%, as compared to the same period in 1996. Decreased Mcf gas sales reflect, in part, cold weather during the first nine months of 1996, as compared to the same period of 1997, and were slightly offset by an increase in the number of residential customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by ULH&P.

  Operating Revenues

  Gas Operating Revenues

  For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for ULH&P in "Results of Operations for the Quarter Ended September 30, 1997."

  Gas operating revenues increased $3 million (6%) for the nine month period ended September 30, 1997, when compared to the same period of last year. This increase is primarily attributable to the operation of a gas cost recovery mechanism reflecting a higher average cost per Mcf of gas purchased and was partially offset by the effect of the previously discussed changes in Mcf gas sales.

  Operating Expenses

  Maintenance

  The $1.0 million (30%) increase in maintenance expenses for the nine months ended September 30, 1997, as compared to the same period of 1996, is primarily due to increased maintenance expenses associated with gas and electric distribution facilities. This increase is partially offset by decreased maintenance expenses associated with gas production facilities.

  Other Income and Expenses - Net

  Other - net

  The change of $.5 million (45%) for other - net for the nine months ended September 30, 1997, as compared to the same period of 1996, is primarily attributed to a higher level of expenses associated with the sales of accounts receivables.

  Interest

  Interest on Long-term Debt

  Interest charges decreased $.5 million (16%) for the nine months ended September 30, 1997, from the same period of 1996, primarily due to the redemption of $10 million of long-term debt in May 1996.

  Other Interest

  Other interest charges increased $.5 million for the nine months ended September 30, 1997, as compared to the same period of 1996, primarily due to increased short-term borrowings used to fund the redemption of first mortgage bonds. This increase was partially offset by interest charges recorded in 1996 on customer rate refunds.





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

  Cinergy and PSI
        On September 1, 1997, PSI redeemed all outstanding shares of its 7.15% Cumulative Preferred Stock (158,640 shares) at a redemption price of $101 per share.

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

  Holders of the 1997 Series and the 1996 Series bonds have the right to put their bonds on any business day. Accordingly, these issuances are reflected in the Consolidated Balance Sheets as "Notes payable and other short-term obligations."

  Cinergy and CG&E
  On October 9, 1997, CG&E issued and sold $100 million principal amount of its LANCEs. The LANCEs will mature on October 1, 2007 but are subject to optional redemption prior to that date. Interest on the LANCEs will float during the first two years at LIBOR plus an agreed upon spread, with a fixed rate being set at 6.50% commencing October 1, 1999. Holders of not less than 66 2/3% in aggregate principal amount of the LANCEs shall have the one-time right to convert from the 6.50% fixed rate to a floating rate of LIBOR plus an agreed upon spread at any interest rate payment date between October 1, 1999 and October 1, 2002. Proceeds from the sale were used to repay a portion of CG&E's outstanding short-term indebtedness.

  Cinergy, CG&E, PSI, and ULH&P
  4. In February 1997, the FASB issued Statement 128, which is effective December 31, 1997, for Cinergy. Statement 128 replaces the calculation and disclosure of primary and fully diluted earnings per share under Opinion 15 with basic and diluted earnings per share. Statement 128 also requires certain disclosures regarding the determination of earnings per share amounts presented in the accompanying income statements that were not previously required under Opinion 15. Earnings per share presented in the accompanying income statements has been computed in accordance with the provisions of Opinion 15. Earnings per share for the quarter, year to date, and twelve months ended September 30, 1997, determined in accordance with the provisions of Statement 128, would not have been significantly different from amounts shown.

  Cinergy, CG&E, PSI, and ULH&P
        In June 1997, the FASB issued Statement 130, which is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements.
   Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

  Cinergy, CG&E, PSI, and ULH&P
        In June 1997, the FASB issued Statement 131, which supersedes  Statement
  14. It is effective for fiscal years beginning after December 15, 1997, with less detailed disclosures being required for interim periods beginning the first quarter of 1999. Statement 131 requires that companies disclose segment information based on how management makes decisions for allocating resources to and measuring the performance of segments. It also requires certain entity-wide disclosures to be made about revenues generated by types of products and services, revenues generated from operations and the dollar amount of long-lived asset balances maintained in the country of domicile as well as foreign countries in which there are material operations, and the identity of and amount of revenues generated from major customers.

  Cinergy
  5. Cinergy accounts for its 50% investment in Avon Energy, which owns 100% of Midlands, using the equity method of accounting. Avon Energy acquired Midlands during the second and third quarters of 1996, with substantially all of the Midlands' common stock being acquired during the second quarter. Accordingly, Midlands' results are fully reflected in the quarter, year to date, and twelve months ended September 30, 1997.

        During the third quarter, a "windfall profits tax" was enacted into law in the UK. The tax was levied against a limited number of British companies, including Midlands. The tax is intended to be recovery of funds by the government due to the under valuing of the companies subject to the tax when they were privatized by the government via public stock offerings several years ago.

        Cinergy's share of the tax to be paid by Midlands is approximately $109 million, to be paid in two equal installments due December 1, 1997 and 1998. As management believes this charge to be unusual in nature, and does not expect such a charge to reoccur, the tax has been recorded as an extraordinary item in the Consolidated Statement of Income during the third quarter. No related tax benefit has been recorded for the charge as the windfall profits tax is not deductible for corporate income tax purposes in the UK, and Cinergy expects that benefits, if any, derived for U.S. Federal income taxes will not be significant.

        Also, during the third quarter, legislation lowering the UK corporate tax rate from 33% to 31% was enacted into law. As a result, deferred tax liabilities at Avon Energy and Midlands were adjusted downward. The amount of this adjustment, after giving effect to U.S. Federal income taxes with respect to Cinergy's investment in Avon Energy, was not significant.

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

  Cinergy and its subsidiaries enter into interest rate swap agreements to lower funding costs and manage exposures to fluctuations in interest rates. Interest rate swaps are accounted for under the accrual method. Accordingly, gains and losses based on any interest differential between fixed-rate and floating-rate interest amounts, calculated on agreed upon notional principal amounts, are recognized in the Consolidated Statements of Income as a component of interest expense as realized over the life of the agreement.

  Cinergy actively markets and trades over-the-counter contracts for the purchase and sale of electricity. The majority of these contracts are fixed-price forward purchase and sales contracts, which require physical delivery of electricity. Cinergy also enters into option contracts, the majority of these being on physical electricity. To the extent options are exercised, they are settled via physical delivery of electricity or netted out in accordance with industry trading standards. Option premiums are deferred and included in the Consolidated Balance Sheet and amortized to "Operating Revenues - Electric" or "Purchased and exchanged power" in the Consolidated Statement of Income over the term of the option contract. Cinergy values its portfolio of over-the-counter and option contracts using the aggregate lower of cost or market method. To the extent there are net aggregate losses in the portfolio, Cinergy will reserve for such losses. Net gains are recognized when realized.

  The use of these types of derivative instruments allows Cinergy to manage and hedge its contractual commitments, reduce its exposure relative to the volatility of cash market prices, and take advantage of selected arbitrage opportunities. Option contracts and derivative instruments requiring settlement in cash are used on a limited basis and the impacts of such instruments are not significant to Cinergy's Consolidated Financial Statements.

  During June 1997, Capital & Trading acquired the assets of GEP. Capital & Trading specializes in energy risk management, marketing, and proprietary arbitrage trading. Capital & Trading actively trades derivative commodity instruments including futures, forwards, swaps, and options. Capital & Trading accounts for these derivatives at fair value with unrealized gains and losses reflected in its statement of operations. At September 30, 1997, the operations of Capital & Trading were not significant to the Consolidated Financial Statements of Cinergy.

  Cinergy, CG&E, PSI, and ULH&P
  8. As discussed in the 1996 Form 10-K, in March 1997, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P and other Cinergy system companies, which participate in the money pooling arrangement, filed an application with the SEC under the PUHCA requesting authorization of the money pool through December 31, 2002. In May 1997, the SEC issued an order authorizing Cinergy's utility subsidiaries and other Cinergy system companies to continue use of the money pool and granting other financing transactions for which the companies requested approval, in each case, through December 31, 2002.

  Cinergy and PSI
  9. As discussed in the 1996 Form 10-K, the UCC and the CAC filed a Joint Petition for the Reconsideration and Rehearing of the September 1996 Order with the IURC in October of 1996.

        A settlement agreement was filed May 27, 1997, with the IURC regarding the petition for rehearing and/or reconsideration filed by the UCC and the CAC in PSI's latest rate order dated October 2, 1996. On August 27, 1997, the IURC issued an order which approved the settlement agreement in its entirety. The settlement agreement reduces the original rate increase by $2.1 million (.2%). Major provisions of the settlement agreement include PSI increasing annual amortization of certain regulatory assets by $4.1 million, the reflection of an August 31, 1995 cut-off date for costs to achieve merger savings with amounts subsequent to that date and prior to October 31, 1996 being deferred for subsequent recovery (reduces rates $.9 million annually), and PSI reducing its jurisdictional revenues by $1 million annually in addition to the $.9 million reduction related to costs to achieve merger savings.



  Cinergy, CG&E, and ULH&P
  10. As discussed in the 1996 Form 10-K, under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of CG&E's gas operations for three years, at the end of which period Cinergy would be required to address the matter, in light of the applicable requirements under the PUHCA, on the merits. In August 1997, the SEC issued an order permitting another electric registered holding company to retain gas operations comparable in size to those of CG&E.

        On October 17, 1997, Cinergy made a filing with the SEC requesting a deferral on the gas retention issue for an additional year, until October 21, 1998, in order to afford Cinergy sufficient time to prepare a revised and updated economic analysis of a hypothetical divestiture of the CG&E gas operations in light of and consistent with, the SEC's recent order noted above. That analysis is relevant to the SEC's ultimate determination on this question. Cinergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval.

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

  On August 29, 1997, NIPSCO filed suit against PSI in the United States District Court for the Northern District of Indiana, South Bend Division, claiming, pursuant to CERCLA, recovery from PSI of NIPSCO's past and future costs of investigating and remediating MGP related contamination at the Goshen MGP site. NIPSCO alleged that PSI and its predecessors previously owned and operated the Goshen MGP. NIPSCO also alleged that it has already incurred about $400,000 in response costs at the site and that remediation of the site will cost about $2.7 million. PSI denied liability in its answer to the complaint. The case has not yet been scheduled for trial.

  PSI has notified its general liability insurance carriers of the settlement with IGC and the NIPSCO lawsuit.

  Based on information received to date, PSI's potential exposure to probable and reasonably estimable liabilities associated with various MGP sites, including the 13 sites which are the subject of the agreement with IGC and the Goshen site which is the subject of NIPSCO's complaint, would not be material to its financial condition or results of operations. However, further investigation and remediation activities at these sites may indicate that the potential liability for MGP sites could be material.

  As also discussed in the 1996 Form 10-K, IGC petitioned the Indiana Supreme Court to review the January 1997 Court of Appeals decision. The Court of Appeals decision affirmed the IURC's denial of IGC's request for recovery of MGP costs. In August 1997, the Indiana Supreme Court denied transfer of this case. Accordingly, the IURC's decision denying rate recovery for these costs by IGC remains intact. PSI is unable to predict the extent to which it will be able to recover through rates any MGP site investigation and remediation costs ultimately incurred.






  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

  FINANCIAL CONDITION

  Recent Developments

  Cinergy
  Securities Ratings In October 1997, Cinergy's newly instituted commercial paper program received credit ratings of A-2, D-2, P-2, and F-2 from S&P, D&P, Moody's, and Fitch, respectively. For additional information relating to such commercial paper program, see "CAPITAL RESOURCES-Short-term Debt" herein.

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

  Cinergy
  Joint Venture In September 1997, Cinergy announced a joint venture with Florida Progress Corporation and New Century Energies to form Cadence. The three owners will each have a one-third interest in the new company. Cadence will provide a single source for both energy management services and products designed to lower energy costs for national companies that operate in multiple locations across the country.

  Cinergy, CG&E, PSI and ULH&P
  Ambient Air Standards The EPA recently revised the NAAQS for ozone and fine particulate matter. These new rules increase the pressure for additional emissions reductions. On September 23, 1997, Cinergy announced a proposal to reduce its NOx emissions rate by two-thirds to .25 pounds of NOx per million Btu. Cinergy's preliminary cost estimate for the two-thirds reduction was between $74 and $204 million. Subsequent to Cinergy's announcement, the EPA announced on October 10, 1997, its proposed call for revisions to SIPs for state wide reductions in NOx emissions, proposing utility NOx emissions at a rate of .15 pounds per million Btu. The EPA's schedule calls for all reductions to be in place by 2002. These initiatives will force significant reductions in NOx emissions from many sources. The EPA has stated that electric utility generating facilities specifically are targeted. The final total level of NOx reductions will depend upon the outcome of the SIP revision process. Reductions could be as high as 85% from 1990 levels during the summer ozone season. Cinergy estimates that the capital costs for additional NOx controls at its facilities at the rate proposed by the EPA could exceed $540 million over the next five years depending upon the final level of reductions and the time frame.

  The impact of the particulate standards cannot be determined at this time. The EPA estimates it will take up to five years to collect sufficient ambient air monitoring data. The states will then determine the sources of these particulates and determine a reduction strategy. The ultimate effect of the new standard could be requirements for newer and cleaner technologies and additional controls on conventional particulates and/or reductions in sulfur dioxide and NOx emissions from utility sources. Since these studies and determinations have not been made, Cinergy cannot predict the outcome or effect of the new particulate standards on its operation.



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

  Cinergy, CG&E, and ULH&P
  Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of CG&E's gas operations for three years, at the end of which period Cinergy would be required to address the matter, in light of the applicable requirements under the PUHCA, on the merits. In August 1997, the SEC issued an order permitting another electric registered holding company to retain gas operations comparable in size to those of CG&E.

       On October 17, 1997, Cinergy made a filing with the SEC requesting a deferral on the gas retention issue for an additional year, until October 21, 1998, in order to afford Cinergy sufficient time to prepare a revised and updated economic analysis of a hypothetical divestiture of the CG&E gas operations in light of and consistent with, the SEC's recent order noted above. That analysis is relevant to the SEC's ultimate determination on this question. Cinergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval.

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

  In June 1997, CG&E received from the PUCO authorization through June 1998, to, among other things: 1) issue and sell up to $400 million of debt securities; and 2) enter into $200 million of capital lease obligations.

  Also in June 1997, the KPSC authorized ULH&P to, among other things, issue and sell through September 1999, up to $50 million of long-term debt.

  On September 10, 1997, PSI received authorization from the IURC through March 31, 1999, to, among other things: 1) issue and sell up to $300 million of debt securities; and 2) enter into $100 million of capital lease obligations.

  Cinergy, CG&E, PSI, and ULH&P
  Short-term Debt The operating subsidiary companies of Cinergy have the following short-term debt authorizations and lines of credit:

                                                  Committed           Unused
                                Authorized          Lines__            Lines
                                                (in millions)

      Cinergy & Subsidiaries       $853              $275               $162
      CG&E & Subsidiaries           453                90                 60
      PSI                           400               185                102
      ULH&P                          50                 -                  -

  Cinergy's $500 million acquisition commitment and $200 million revolving agreement have $11 million and $127 million, respectively, unused as of September 30, 1997. Both facilities expire in May 2001. The revolving credit agreement was increased to $400 million on October 28, 1997, to provide credit support for Cinergy's newly instituted commercial paper program. Such program is limited to a maximum outstanding principal amount of $200 million. As of November 13, 1997, Cinergy had sold $150 million of commercial paper under this program, the proceeds of which were used to repay $150 million of the $500 million acquisition commitment.

  Cinergy UK's $40 million non-recourse credit agreement was terminated on October 22, 1997. This agreement was replaced by a $115 million non-recourse credit agreement which has $45 million outstanding as of November 13, 1997.

  Lastly, as discussed in Note 5 of the "Notes to Financial Statements" in "Part
  I. Financial Information," a windfall profits tax was levied against Midlands. This tax will be paid in two equal installments due December 1, 1997 and 1998. Cinergy anticipates that Midlands and/or Avon Energy will borrow the funds to finance the tax payments.

  POWER MARKETING AND TRADING

  Cinergy, CG&E, and PSI
  As discussed in the 1996 Form 10-K, the transactions associated with Cinergy's power marketing and trading function give rise to market risk and credit risk. Market risk represents the potential risk of loss from changes in the market value of a particular commitment arising from adverse changes in market rates and prices. Credit risk represents the potential risk of loss which would occur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Cinergy's power marketing and trading operations are actively conducted in all regions of the United States. These operations subject Cinergy to the risks and volatilities associated with the energy commodities which it markets and trades. The wholesale power marketing and trading business continues to be very competitive and, as a result, margins have declined throughout the year. As Cinergy continues to develop and expand its power marketing and trading business (and due to its substantial investment in generating assets), its exposure to movements in the price of electricity and other energy commodities will become greater. As a result, Cinergy may ultimately be subject to increased earnings volatility. Cinergy has established a risk management function and has implemented active risk management policies and procedures designed to manage the Company's exposure to market and credit risks. These policies and procedures are reviewed and monitored on a continuous basis to ensure their responsiveness to changing market and business conditions.


  RESULTS OF OPERATIONS

  Cinergy, CG&E, PSI, and ULH&P
  Reference is made to "ITEM 1. FINANCIAL STATEMENTS" in "PART I. FINANCIAL INFORMATION.





  PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

  Cinergy, CG&E, and PSI

  See Notes 6, 9, and 11 of the "Notes to Financial Statements" in "Part I. Financial Information."


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibits are filed herewith:

         Exhibit
       Designation                        Nature of Exhibit

  Cinergy and CG&E\tab \tab
          4-a              Third Supplemental Indenture between
                           CG&E and The Fifth Third Bank, as Trustee dated October 9, 1997.

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

  CINERGY CORP.
  THE CINCINNATI GAS & ELECTRIC COMPANY
  PSI ENERGY, INC.
  THE UNION LIGHT, HEAT AND POWER COMPANY
  Registrants






  Date:  November 13, 1997                            John P. Steffen
                                                Duly Authorized Officer
                                                          and
                                                Chief Accounting Officer