Form 10-K
period 1997-12-31
CINERGY CORP
filed 1998-03-27
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

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
                             (513) 381-2000

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
     Registrant            Title of each class          on which registered
Cinergy Corp.           Common Stock                   New York Stock Exchange

The Cincinnati Gas      Cumulative Preferred Stock
  & Electric Company      4%                           New York Stock Exchange
                        Junior Subordinated
                          Debentures 8.28%             New York Stock Exchange

PSI Energy, Inc.        Cumulative Preferred Stock
                          4.32%, 4.16%, 6 7/8%         New York Stock Exchange
                        First Mortgage Bonds
                          Series S and Y               New York Stock Exchange

The Union Light,        None
  Heat and Power
  Company

Securities registered pursuant to Section 12(g) of the Act for Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company: None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Requirements pursuant to Item 405 of Regulation S-K are not applicable for The Union Light, Heat and Power Company.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

As of February 28, 1998, the aggregate market value of the voting and nonvoting common equity of Cinergy Corp. held by nonaffiliates was $5.4 billion.

Cinergy Corp. is the sole owner of the Common Stock of each of PSI Energy, Inc. and The Cincinnati Gas & Electric Company. The Union Light, Heat and Power Company's Common Stock is wholly-owned by The Cincinnati Gas & Electric Company.

As of February 28, 1998, shares of Common Stock outstanding for each registrant were as listed:

Company Shares Cinergy Corp., par value $.01 per share               157,764,020
The Cincinnati Gas & Electric Company, par value $8.50 per share      89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share      53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share      585,333

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Cinergy Corp. dated March 16, 1998, and the Information Statement of PSI Energy, Inc. dated March 23, 1998, are incorporated by reference into Part III of this report.

This combined Form 10-K is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS
 Item                                                                   Page
Number                                                                 Number

                                      PART I

  1      Business
           Organization . . . . . . . . . . . . . . . . . . . . . .
           CG&E . . . . . . . . . . . . . . . . . . . . . . . . . .
           ULH&P. . . . . . . . . . . . . . . . . . . . . . . . . .
           PSI. . . . . . . . . . . . . . . . . . . . . . . . . . .
           Investments. . . . . . . . . . . . . . . . . . . . . . .
           Services . . . . . . . . . . . . . . . . . . . . . . . .
           Customer, Sales, and Revenue Data. . . . . . . . . . . .
           Financial Information by Business Segment. . . . . . . .
           Regulation . . . . . . . . . . . . . . . . . . . . . . .
           Regulatory Matters . . . . . . . . . . . . . . . . . . .
           Power Supply . . . . . . . . . . . . . . . . . . . . . .
           Fuel Supply. . . . . . . . . . . . . . . . . . . . . . .
           Gas Supply . . . . . . . . . . . . . . . . . . . . . . .
           Competition. . . . . . . . . . . . . . . . . . . . . . .
           Capital Requirements . . . . . . . . . . . . . . . . . .
           Environmental Matters. . . . . . . . . . . . . . . . . .
           Employees. . . . . . . . . . . . . . . . . . . . . . . .
  2      Properties . . . . . . . . . . . . . . . . . . . . . . . .
           CG&E . . . . . . . . . . . . . . . . . . . . . . . . . .
           PSI. . . . . . . . . . . . . . . . . . . . . . . . . . .
           ULH&P. . . . . . . . . . . . . . . . . . . . . . . . . .
           Other Utility Subsidiaries . . . . . . . . . . . . . . .
  3      Legal Proceedings
           WVPA Settlement Agreement. . . . . . . . . . . . . . . .
           Manufactured Gas Plant Claims. . . . . . . . . . . . . .
           Skinner Landfill Remediation . . . . . . . . . . . . . .
           United Scrap Lead Site . . . . . . . . . . . . . . . . .
           Enertech Litigation. . . . . . . . . . . . . . . . . . .
  4      Submission of Matters to a Vote of Security Holders. . . .
         Executive Officers of the Registrant . . . . . . . . . . .

                                     PART II

  5      Market for Registrant's Common Equity
           and Related Stockholder Matters. . . . . . . . . . . . .
  6      Selected Financial Data. . . . . . . . . . . . . . . . . .
  7      Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . .
         Index to Financial Statements and Financial Statement
           Schedules. . . . . . . . . . . . . . . . . . . . . . . .
  7A     Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . . .
  8      Financial Statements and Supplementary Data. . . . . . . .
  9      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . .

                                       PART III

 10      Directors and Executive Officers of the Registrant . . . .
 11      Executive Compensation . . . . . . . . . . . . . . . . . .
 12      Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .
 13      Certain Relationships and Related Transactions . . . . . .

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

                                    PART I

                               ITEM 1.  BUSINESS

Cinergy, CG&E, PSI, and ULH&P

Organization

Cinergy Corp., a Delaware corporation (Cinergy or Company), is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Cinergy was created in the October 1994 merger of PSI Resources, Inc. (Resources) and The Cincinnati Gas & Electric Company (CG&E). Following the merger, Cinergy became the parent holding company of PSI Energy, Inc. (PSI), previously Resources' utility subsidiary, CG&E, Cinergy Investments, Inc. (Investments), and Cinergy Services, Inc. (Services).

Cinergy's two utility subsidiaries, CG&E and PSI, account for the majority of Cinergy's revenues and total assets.

Cinergy, CG&E, and ULH&P

CG&E

CG&E, an Ohio corporation, is a combination electric and gas public utility company with five wholly-owned utility subsidiaries, The Union Light, Heat and Power Company (ULH&P), Miami Power Corporation, an Indiana corporation (Miami), The West Harrison Gas and Electric Company (West Harrison), an Indiana corporation, KO Transmission Company (KO Transmission), and Lawrenceburg Gas Company (Lawrenceburg), an Indiana corporation. In addition, CG&E has one wholly-owned non-utility subsidiary, Tri-State Improvement Company (Tri-State).


CG&E and its utility subsidiaries are engaged in the production, transmission, distribution, and sale of electric energy and/or the sale and transportation of natural gas in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. The area served with electricity, gas, or both covers approximately 3,000 square miles, has an estimated population of two million people, and includes the cities of Cincinnati and Middletown in Ohio, Covington and Newport in Kentucky, and Lawrenceburg in Indiana.

KO Transmission, a Kentucky corporation, acquired an interest in an interstate natural gas pipeline in June 1996, to which CG&E was entitled as a result of a settlement with the Columbia Gas Transmission Corp. KO Transmission is engaged in the transportation of natural gas in interstate commerce between Kentucky and Ohio.

Tri-State, an Ohio corporation, is devoted to acquiring and holding property in Ohio, Kentucky, and Indiana for substations, electric and gas rights of way, office space, and other uses in CG&E's and its subsidiaries' operations.

ULH&P

ULH&P, a Kentucky corporation, is engaged in the transmission, distribution, and sale of electric energy and the sale and transportation of natural gas in northern Kentucky. The area served with electricity, gas, or both covers approximately 500 square miles, has an estimated population of 319 thousand people, and includes the cities of Covington and Newport in Kentucky.

Cinergy and PSI

PSI

PSI, an Indiana corporation, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. It serves an estimated population of 2.1 million people located in 69 of the state's 92 counties including the cities of Bloomington, Columbus, Kokomo, Lafayette, New Albany, and Terre Haute.

PSI Energy Argentina, Inc. (PSI Energy Argentina), a wholly-owned subsidiary of PSI and an Indiana corporation, was formed to invest in foreign utility companies. PSI Energy Argentina is a member of a multinational consortium which has controlling ownership of Edesur S.A. (Edesur). Edesur is an electricity-distribution network serving the southern half of Buenos Aires, Argentina. Edesur provides distribution services to 2.1 million customers. PSI Energy Argentina owns a small equity interest in this project and provides operating and consulting services.

South Construction Company, Inc. (South Construction), a wholly-owned subsidiary of PSI and an Indiana corporation, has been used solely to hold legal title to real estate and interests in real estate which are either not used and useful in the conduct of PSI's business (such as undeveloped real estate of PSI abutting a PSI office building) or which have some defect in title which is unacceptable to PSI. Most of the real estate to which South Construction acquires title relates to PSI's utility business.

Cinergy

Investments

Investments, a Delaware corporation, is a non-utility subholding company that was formed to operate Cinergy's domestic non-utility and international businesses and interests. Investments holds the following non-utility subsidiaries and interests, which are more fully described below: Cinergy-Cadence, Inc.; Cinergy Capital & Trading, Inc. (Capital & Trading); Cinergy Communications, Inc. (Communications); Cinergy Engineering, Inc. (Engineering); Cinergy Global Power, Inc. (Cinergy Global); Cinergy Resources, Inc. (CRI); Cinergy Supply Network, Inc. (Supply); Cinergy Solutions, Inc. (Solutions); Cinergy Technology, Inc. (Technology); Cinergy UK, Inc. (Cinergy UK); and Enertech Associates, Inc. (Enertech).

Cinergy-Cadence, Inc., an Indiana corporation, is dedicated solely to holding Investment's one-third ownership interest in Cadence Network LLC (Cadence). Cadence was formed in the third quarter of 1997 as a joint venture with New Century Energies, Inc. and Florida Progress Corporation to provide a single source for both energy management services and products designed to lower energy costs for national customers that operate in multiple locations across the country. These services include consolidated billing, bill auditing, and usage analysis. Cadence commenced operations in the third quarter of 1997.

Capital & Trading, an Indiana corporation, was formed to engage in the business of marketing power, electricity futures, and trading related energy products and services and to provide consulting services in the wholesale power-related markets. In June 1997, Capital & Trading acquired the assets and personnel of Greenwich Energy Partners, which specialized in energy risk management, marketing, and proprietary arbitrage trading.

Communications, a Delaware corporation, is an exempt telecommunications company engaged or planning to be engaged in a variety of telecommunications activities including, but not limited to: right-of-way leasing, fiber installation, and radio tower construction and leasing.

Engineering, an Ohio corporation, provides engineering designs and engineering technical support in connection with various energy-related projects and proposals.

Cinergy Global, a Delaware corporation, holds substantially all of the equity of MPII (Zambia) B.V., a Netherlands company, which in turn, holds a 39% equity interest in Copperbelt Energy Corporation PLC (CEC), a corporation organized under the laws of the Republic of Zambia. CEC holds certain electric generation, transmission, and distribution assets formerly held by the Republic of Zambia through the Power Division of Zambia Consolidated Copper Mines Limited.

Cinergy Global also owns all of the equity of MPI International Limited (MPI International), a United Kingdom (UK) company. During the third quarter of 1997, MPI International assumed ownership of all of the projects in development and all future projects of Midlands Power International, a subsidiary of Midlands Electricity plc (Midlands) which is discussed below. Cinergy Global, through MPI International, will acquire and/or develop energy projects throughout the world.

CRI, a Delaware corporation, was formed to hold CG&E's interest in U.S. Energy Partners, a gas marketing partnership that was dissolved effective September 1, 1995. Upon dissolution, CRI took its portion of the partnership assets to continue in the gas marketing business. CRI competes with traditional, regulated local distribution companies by offering "merchant service" (i.e., acquiring natural gas for resale to end-use customers) and brokers gas to industrial and large commercial customers.

Recently, CRI expanded its business to include retail marketing of electricity. CRI is participating in a pilot program in Pennsylvania under which electric customers throughout the state will have the right to choose their electricity supplier. CRI began delivering power to Pennsylvania customers in December 1997.

Solutions, a Delaware corporation, was formed to market an array of energy-related products and services and develop, acquire, own, and operate certain energy-related projects. Solutions holds a 50% interest in
Trigen-Cinergy Solutions LLC, a Delaware limited liability company (Trigen-Cinergy). Trigen- Cinergy was formed to build, own, and operate cogeneration and trigeneration facilities for industrial plants, office buildings, shopping centers, hospitals, universities, and other major energy users that can benefit from combined heat and power production economies. Trigen-Cinergy will also provide energy and asset management services, including fuel procurement, ancillary to its activities.

Solutions also holds a 51% interest in Trigen-Cinergy Solutions of Cincinnati LLC, an Ohio limited liability company (Trigen-Cinergy Cincinnati), which was formed in the third quarter of 1997. Effective August 1997, Cinergy Cooling Corp. was merged with and into Trigen-Cinergy Cincinnati, with Trigen-Cinergy Cincinnati being the surviving company jointly owned by Solutions (51%) and Trigen Solutions, Inc. (49%). Trigen-Cinergy Cincinnati has an exclusive franchise from the City of Cincinnati which permits it to maintain and operate a chilled water system in the downtown business district of Cincinnati, Ohio.

Supply,  a  Delaware   corporation,   was  formed  in  January  1998  to  broker
transmission and distribution materials and services and to provide underground utility facilities location services.

Technology, an Indiana corporation, was created to manage certain existing technology-related investments of Cinergy, assess the market potential for technology-related product and service development opportunities, and form key alliances for technology-related product development.

Cinergy UK, a Delaware corporation, was formed to hold Cinergy's 50% interest in Avon Energy Partners Holdings, a UK unlimited liability company, and its wholly owned subsidiary, Avon Energy Partners PLC, a UK limited liability company (collectively, Avon Energy). During 1996, Avon Energy acquired all of the outstanding common stock of Midlands, a UK regional electric company. Midlands primarily distributes and supplies electricity to over 2.2 million industrial, commercial, and residential customers. In addition, Midlands, together with its subsidiaries, generates power, supplies natural gas to retail customers, and performs electrical contracting services. (See Note 1(e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Enertech was incorporated in Ohio in 1992 as a vehicle for CG&E to offer utility management consulting services and to pursue investment opportunities in energy-related areas, including demand-side management (DSM) services, consulting, energy and fuel brokering, engineering services, construction and/or operation of generation, cogeneration, independent power production facilities, and project development. In July 1994, Enertech acquired Beheer-En Belegginsmaatschappij Bruwabel B.V. (Bruwabel) and its subsidiaries for the purpose of pursuing design, engineering, and development work involving energy privatization projects, primarily in the Czech Republic. In June 1996, Investments sold what remained of its investment in Bruwabel and its subsidiaries and their assets, including the Vytopna Kromeriz Heating Plant which was acquired by Power Development s.r.o. in 1995. (See Note 12(d) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

PSI Recycling, Inc. (Recycling) was an Indiana corporation which recycled metal from CG&E and paper, metal, and other materials from PSI, its largest single supplier, and other sources. Investments sold the assets of Recycling in August 1996. Recycling was dissolved effective December 31, 1997.

Power Equipment Supply Co. (PESCO) was incorporated in Indiana to sell equipment and parts from a PSI generating plant which was canceled, the Marble Hill Nuclear Project. PESCO also purchased equipment for resale, brokered equipment, and sold equipment on consignment for others. PESCO discontinued operations in early 1996 and was dissolved effective December 31, 1997.

CGE ECK, Inc., a Delaware corporation (CGE ECK), was created to hold CG&E's one-third interest in a Czech electric utility company, ECK s.r.o. After the Cinergy merger, CGE ECK reduced its ownership interest in ECK s.r.o. In mid-1997, CGE ECK sold what remained of its interest in ECK s.r.o. and was dissolved effective December 31, 1997.

Cinergy, CG&E, PSI, and ULH&P

Services

Services, a Delaware corporation, is the service company for the Cinergy system, providing member companies with a variety of administrative, management, and support services.

Cinergy, CG&E, PSI, and ULH&P

Customer, Sales, and Revenue Data

The number of customers served at year-end and the percent of operating revenues derived from the sale of electricity and the sale and transportation of natural gas for each registrant for 1997 are as follows:

                                                    Operating
                                Customers           Revenues
Registrant                   Electric    Gas     Electric   Gas

Cinergy and subsidiaries    1 412 552  456 651      88%     11%
CG&E and subsidiaries         737 502  456 651      79%     20%
PSI                           675 052      N/A      98%     N/A
ULH&P                         117 835   77 944      70%     29%

Cinergy's utilities' service territory spans 86 counties in Ohio, Indiana, and Kentucky and includes approximately 840 cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives.

The service territory of CG&E and its utility subsidiaries, including ULH&P, is heavily populated and characterized by a stable residential customer base and a diverse mix of industrial customers. CG&E's and its utility subsidiaries' service territory spans 19 counties in Ohio, Indiana, and Kentucky (of which ULH&P serves six counties in Kentucky) and includes approximately 130 (44 for ULH&P) cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives. The area served by PSI is a residential, agricultural, and widely diversified industrial territory. PSI's service territory includes approximately 710 cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives. No one customer accounts for more than 6% of operating revenues for PSI, 5% of electric or gas operating revenues for CG&E and its utility subsidiaries, or 10% of electric or gas operating revenues for ULH&P. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

Cinergy, CG&E, and ULH&P

Financial Information by Business Segment

For financial information by business segment, see Note 15 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data." For a discussion of the potential divestiture of CG&E's, including ULH&P's, gas operations, see Note 12(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

Regulation

Cinergy, CG&E, PSI, and ULH&P

Cinergy, its utility subsidiaries, and certain of its non-utility subsidiaries are subject to regulation by the Securities and Exchange Commission (SEC) under the PUHCA with respect to, among other things, issuances and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retentions of interests in non-utility businesses, intrasystem sales of certain goods and services, the method of keeping accounts, and access to books and records. In addition, the PUHCA generally limits registered holding companies to a single "integrated" public utility system, which the SEC traditionally has interpreted to prohibit a registered holding company, with limited exceptions, from owning both gas and electric properties. (Refer to the information appearing under the captions "Repeal of the PUHCA" in the "Competitive Pressures" section and "Potential Divestiture of Gas Operations" in the "Regulatory Matters" section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 1(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

CG&E, ULH&P, Miami, and PSI are each subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to the classification of accounts, rates for wholesale sales of electricity, interconnection agreements, and acquisitions and sales of certain utility properties. In addition, services by KO Transmission are rendered in accordance with terms and conditions and at rates contained in a gas tariff filed with the FERC. Transportation of gas between CG&E and ULH&P by KO Transmission is subject to regulation by the FERC under the Natural Gas Act.

Cinergy, CG&E, and ULH&P

CG&E, as a public utility under the laws of Ohio, is also subject to regulation by the Public Utilities Commission of Ohio (PUCO) as to retail electric and gas rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of certain utility properties, and in other respects as provided by Ohio law. Rates within municipalities in Ohio are subject to original regulation by the municipalities. The Ohio Power Siting Board has jurisdiction in Ohio over the location, construction, and initial operation of new electric generating facilities and certain electric and gas transmission lines presently used by CG&E. As to retail rates and other matters, ULH&P is regulated by the Kentucky Public Service Commission, and West Harrison and Lawrenceburg are regulated by the Indiana Utility Regulatory Commission (IURC).

Cinergy and PSI

PSI, as a public utility under the laws of Indiana, is also regulated by the IURC as to its retail rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of certain utility properties, and in other respects as provided by Indiana law. Prior to the construction, purchase, or lease of a facility used for the generation of electricity, a public utility in Indiana must obtain from the IURC a certificate of public convenience and necessity.

Cinergy, CG&E, PSI, and ULH&P

Regulatory Matters

Refer to the information appearing under the caption "Regulatory Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Power Supply

Cinergy, CG&E, PSI, and ULH&P

Cinergy and other utilities in an eight-state region are participating in the East Central Area Reliability Coordination Agreement for the purpose of coordinating the planning and operation of generating and transmission facilities to provide for maximum reliability of regional bulk power supply. (Refer to the information appearing under the caption "Midwest ISO" in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Cinergy's involvement in a coalition for operation of a regional transmission system.)

In addition to an intercompany tie between CG&E's and PSI's electric systems, Cinergy's electric system, which is operated by Services, is interconnected with the electric systems of Indiana Michigan Power Company, Columbus Southern Power Company, Ohio Power Company (all doing business as American Electric Power Company, Inc. (AEP)), Central Illinois Public Service Company, East Kentucky Power Cooperative, Hoosier Energy Rural Electric Cooperative, Inc., Indianapolis Power and Light Company, Kentucky Utilities Company, Louisville Gas & Electric Company (LG&E), Northern Indiana Public Service Company, Southern Indiana Gas and Electric Company, The Dayton Power and Light Company, and Ohio Valley Electric Corporation.

Cinergy and PSI

PSI has a power supply  relationship with Wabash Valley Power Association,  Inc.
(WVPA) and Indiana Municipal Power Agency (IMPA) through power coordination agreements. WVPA and IMPA are also parties with PSI to a joint transmission and local facilities agreement.

Cinergy, CG&E, and ULH&P

ULH&P  does  not  own  or  operate  any  electric  generating  facilities.   Its
requirements for electric energy are purchased primarily from CG&E at rates regulated by the FERC.

Fuel Supply

Cinergy

Cinergy purchases approximately 25 million tons of coal annually for use by CG&E and PSI, which historically would rank Cinergy as the sixth largest utility coal purchaser in the United States.

Cinergy, CG&E, and PSI

A major portion of the coal required by CG&E and PSI is obtained through both long- and short-term coal supply agreements, with the remaining requirements purchased on the spot market. The prices to be paid under most of these contracts are subject to adjustment. In addition, some of these agreements include extension options and termination provisions pertaining to coal quality. The coal delivered under these contracts is primarily from mines located in Indiana, Illinois, Pennsylvania, and West Virginia for PSI and West Virginia, Ohio, Kentucky, and Pennsylvania for CG&E.

CG&E and PSI monitor alternative sources to assure a continuing availability of economical fuel supplies. The companies intend to maintain the practice of purchasing a portion of their coal requirements on the spot market and will continue to investigate the least cost coal options in connection with their compliance with the Clean Air Act Amendments of 1990. (See the information appearing under the caption "Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

The companies believe they will be able to obtain sufficient coal to meet future generating requirements. However, both CG&E and PSI are unable to predict the extent to which coal availability and price may ultimately be affected by future environmental requirements. Presently, CG&E and PSI expect the cost of coal to rise in the long run as the supply of more accessible and higher-grade coal diminishes and as mining, transportation, and other related costs continue an upward trend.

Cinergy, CG&E, and ULH&P

Gas Supply

In 1997, CG&E and its utility subsidiaries, including ULH&P, purchased 44% of their natural gas supply from firm supply agreements, with remaining volumes purchased in the spot market. These firm contracts feature dual levels of gas supply: base load for continuous supply for CG&E's and its utility subsidiaries' core requirements, and "swing" load, which is gas available on a daily basis to accommodate changes in demand. CG&E pays reservation charges for firm base and swing supplies. These charges guarantee delivery from the supplier during extreme weather and protect the supplier from fluctuations in daily prices associated with swing supplies.

As the trend of customers purchasing gas directly from gas marketers (suppliers) and using CG&E's facilities for transportation increases, CG&E and its subsidiaries seek to minimize contract commitment costs to firm suppliers, and reduce the amount of reservation charges paid to suppliers for firm supply. Accordingly, CG&E and its subsidiaries anticipate purchasing approximately 50% of their gas supply in the spot market and 50% from firm supply agreements in 1998.

Gas purchased by CG&E and its subsidiaries is transported on interstate pipelines either directly to CG&E's and its subsidiaries' distribution systems, or it is injected into pipeline storage facilities for withdrawal and delivery in the future. Most of CG&E's and its utility subsidiaries' gas supplies originate from the Gulf of Mexico coastal area of Texas and Louisiana. CG&E and its subsidiaries have also obtained a limited supply originating from the Appalachian region and the mid-continent (Arkansas - Oklahoma) basin, and from methane gas recovered from an Ohio landfill. Over the long-term, natural gas is expected to retain its price competitiveness with alternative fuels. However, weather conditions, supply, demand, and storage inventories can cause significant price fluctuations.

Cinergy, CG&E, PSI, and ULH&P

Competition

Refer to the information appearing under the caption "Competitive Pressures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Cinergy, CG&E, PSI, and ULH&P

Capital Requirements

Refer to the information appearing under the caption "Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Cinergy, CG&E, and PSI

Environmental Matters

Environmental compliance construction expenditures for 1998 for Cinergy and its subsidiaries are forecasted to be as follows:

                    Registrant               Expenditures
                                            (in thousands)

                    CG&E and subsidiaries       $3 742
                    PSI                          3 387
                    Cinergy and subsidiaries    $7 129

In addition, refer to the information appearing under the caption "Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

Cinergy

The number of employees of Cinergy and its subsidiaries at December 31, 1997, was 7,609, of whom 4,312 belonged to bargaining units. These bargaining unit employees were represented by labor agreements between CG&E and its subsidiaries, including ULH&P, or PSI and the applicable union organization. Of Cinergy's total employees, 2,825 employees were represented by the International Brotherhood of Electrical Workers (IBEW), 407 were represented by the United Steelworkers of America (USWA), and 1,080 were represented by the Independent Utilities Union (IUU).

Employees assigned to Services at December 31, 1997, totaled 3,028, of whom 831 belonged to bargaining units. These bargaining unit employees were represented by the labor agreements previously discussed. Of Services' total employees, 540 were represented by the IUU, 1 was represented by the USWA, and 290 were represented by the IBEW (112 were represented by the agreement with PSI and 178 were represented by the agreement with CG&E).

Employees assigned to Cinergy Resources at December 31, 1997, totaled 13 non-union employees.

Cinergy and CG&E

The number of employees of CG&E and its subsidiaries at December 31, 1997, was 2,537, of whom CG&E employed 2,292, ULH&P employed 236, and Lawrenceburg employed 9.

CG&E and its subsidiaries have collective bargaining agreements with several union organizations. Of CG&E's and its subsidiaries' total employees, 540 were represented by the IUU, 406 were represented by the USWA, and 1,177 were represented by the IBEW. The current contract between CG&E and the IUU will expire in April 2001. CG&E and its subsidiaries have a contract with the USWA expiring May 15, 2002. The IBEW contract expires April 1, 2001.

Cinergy and PSI

The number of employees of PSI at December 31, 1997, was 2,030, of whom 1,358 were represented by the IBEW.

PSI's collective bargaining agreement with the IBEW will expire at the end of April 1999.

Cinergy and ULH&P

The number of employees of ULH&P at December 31, 1997, was 236, of whom 209 belonged to bargaining units. These bargaining unit employees were represented by the same labor agreements between CG&E and the applicable union organization. Of ULH&P's total employees, 61 employees were represented by the IBEW, 91 were represented by the USWA, and 57 were represented by the IUU.

The current contract between ULH&P and the IUU will expire in April 2001. ULH&P has agreements with the USWA and IBEW that will expire May 15, 2002, and April 1, 2001, respectively.

                               ITEM 2. PROPERTIES

Cinergy, CG&E, PSI, and ULH&P

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

In addition to the information discussed herein, refer to Note 13 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

Cinergy, CG&E, and PSI

At December 31, 1997, the Cinergy utility subsidiaries owned electric generating plants, or portions thereof in the case of jointly owned plants, with net capabilities (winter ratings) as shown in the following table:

                                                                                      Net
                                                           Percent    Principal    Capability
         Plant Name                       Location        Ownership  Fuel Source  megawatts (mw)

CG&E
Steam Electric Generating Plants:
Miami Fort Station (Units 5&6)     North Bend, Ohio        100.00%      Coal          243
Miami Fort Station (Units 7&8)     North Bend, Ohio         64.00       Coal          640
W.C. Beckjord Station (Units 1-5)  New Richmond, Ohio      100.00       Coal          704
W.C. Beckjord Station (Unit 6)     New Richmond, Ohio       37.50       Coal          158
J.M. Stuart Station                Aberdeen, Ohio           39.00*      Coal          913
Killen Station                     Adams County, Ohio       33.00*      Coal          198
Conesville Station                 Conesville, Ohio         40.00*      Coal          312
William H. Zimmer Generating
  Station                          Moscow, Ohio             46.50       Coal          605
East Bend Station                  Boone County, Kentucky   69.00       Coal          414

Combustion Turbines:
Dicks Creek Station                Middletown, Ohio        100.00       Gas           172
Miami Fort Gas Turbine Station     North Bend, Ohio        100.00       Oil            78
W.C. Beckjord Gas Turbine Station  New Richmond, Ohio      100.00       Oil           245
Woodsdale Generating Station       Butler County, Ohio     100.00       Gas           564

PSI
Steam Electric Generating Plants:
Gibson Generating Station:
  (Units 1-4)                      Princeton, Indiana      100.00       Coal        2,532
  (Unit 5)                         Princeton, Indiana       50.05       Coal          313
Wabash River Station               Terre Haute, Indiana    100.00       Coal          668
Cayuga Station                     Cayuga, Indiana         100.00       Coal        1,005
R.A. Gallagher Station             New Albany, Indiana     100.00       Coal          560
Edwardsport Station                Edwardsport, Indiana    100.00       Coal          160
Noblesville Station                Noblesville, Indiana    100.00       Coal           90

Combustion Turbines:
Cayuga Combustion Turbine          Cayuga, Indiana         100.00       Gas           120
Wabash River Coal Gasification
  Project                          Terre Haute, Indiana    100.00       Coal          262

Internal Combustion Units:
Connersville Peaking Station       Connersville, Indiana   100.00       Oil            98
Miami-Wabash Peaking Station       Wabash, Indiana         100.00       Oil           104
Cayuga Peaking Units               Cayuga, Indiana         100.00       Oil            11
Wabash River Peaking Units         Terre Haute, Indiana    100.00       Oil             8

Hydroelectric Generating Station:
Markland Generating Station        Markland Dam, Ohio
                                     River                 100.00       Water          45

* Station is not operated by CG&E.

Cinergy and CG&E

CG&E

CG&E's 1997 peak load (exclusive of off-system transactions), which occurred on July 28, was 4,638 mw. For the period 1998 through 2007, peak load and kilowatt-hour (kwh) sales are each forecasted to have annual growth rates of 2%. These forecasts reflect CG&E's load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude non-firm power transactions and any potential off-system, long-term firm power sales.

As of December 31, 1997, CG&E's transmission system consisted of 388 circuit miles of 345,000 volt line, 618 circuit miles of 138,000 volt line, 523 circuit miles of 69,000 volt line, and 116 circuit miles of lesser volt line, all within the states of Ohio and Kentucky. In addition, as of December 31, 1997, CG&E's distribution system consisted of 14,736 circuit miles, all within the state of Ohio. As of the same date, CG&E's transmission substations had a combined capacity of 14,845,106 kilovolt-amperes, and the distribution substations had a combined capacity of 5,951,348 kilovolt-amperes. A portion of CG&E's total transmission system is jointly owned, primarily in connection with its jointly owned electric generating units.

During 1997, almost all of the electricity generated by units owned by CG&E or in which it has an ownership interest was produced by coal-fired generating units. Those units generate most of the electric requirements of CG&E and its utility subsidiaries.

CG&E owns two propane/air peakshaving plants. Associated with these plants are two underground caverns, one with a seven million gallon capacity and one with an eight million gallon capacity. Both plants and storage caverns are located in Ohio and are used primarily to augment CG&E's supply of natural gas during periods of peak demand and emergencies. CG&E also owns natural gas distribution systems consisting of 5,718 miles of mains and service lines in southwestern Ohio.

Cinergy and PSI

PSI

PSI's 1997 peak load (exclusive of off-system transactions), which occurred on July 14, was 5,313 mw. For the period 1998 through 2007, peak load and kwh sales are each forecast to have annual growth rates of 2%. These forecasts reflect PSI's load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude non-firm power transactions and any potential off-system, long-term firm power sales.

As of December 31, 1997, PSI's transmission system consisted of 719 circuit miles of 345,000 volt line, 656 circuit miles of 230,000 volt line, 1,595 circuit miles of 138,000 volt line, and 2,429 circuit miles of 69,000 volt line, all within the state of Indiana. In addition, as of December 31, 1997, PSI's distribution system consisted of 19,707 circuit miles, all within the state of Indiana. As of the same date, PSI's transmission substations had a combined capacity of 21,700,155 kilovolt-amperes, and the distribution substations had a combined capacity of 6,322,409 kilovolt-amperes.

During 1997, almost all of PSI's kwh production was obtained from coal-fired and hydroelectric generation.

Cinergy, CG&E, and ULH&P

ULH&P

As of December 31, 1997, ULH&P owned 105 circuit miles of 69,000 volt electric transmission line, an electric distribution system consisting of 2,516 circuit miles, and a gas distribution system consisting of 1,307 miles of mains and service lines in northern Kentucky. ULH&P also owns a propane/air peakshaving plant, a seven million gallon capacity underground cavern for the storage of liquid propane, and related liquid propane feeder lines, located in northern Kentucky and adjacent to one of the gas lines that transports natural gas to CG&E. The propane/air plant and cavern are used primarily to augment CG&E's and ULH&P's supply of natural gas during periods of peak demand and emergencies.

Cinergy and CG&E

Other Utility Subsidiaries

As of December 31, 1997, Lawrenceburg owned a gas distribution system consisting of 172 miles of mains and service lines in Indiana adjacent to the western part of CG&E's service area. Lawrenceburg is connected with and sells gas at wholesale to the city of Aurora, Indiana, and is also connected within Indiana with the lines of Texas Gas Transmission Corporation and Texas Eastern Transmission Corporation.

As of December 31, 1997, West Harrison owned a small electric distribution system consisting of 10 circuit miles in Indiana adjacent to CG&E's service area. As of the same date, Miami owned 40 miles of 138,000 volt transmission line connecting the lines of LG&E with those of CG&E.

As of December 31, 1997, KO Transmission owned a 32.67% interest in a 90-mile interstate natural gas pipeline and a 100% interest in a 2 1/4 mile natural gas pipeline. KO Transmission transports gas from southeast Kentucky northward to the service territories of CG&E and ULH&P, their primary customers.

                         ITEM 3.  LEGAL PROCEEDINGS

Cinergy and PSI

WVPA Settlement Agreement

See Note 12(e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

Manufactured Gas Plant Claims

See Note 12(b)(ii) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

Cinergy and CG&E

Skinner Landfill Remediation

In the first quarter of 1998, CG&E was notified, by the Allocator in a Court-mandated alternative dispute resolution (ADR) proceeding, that it had been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the Skinner Landfill Superfund Site, which is located approximately 15 miles north of Cincinnati, Ohio. In March 1997, the Plaintiffs from the underlying CERCLA litigation brought suit in the United States District Court for the Southern District of Ohio, Western Division (the Court), against over 80 PRPs. In August 1997, the Court entered an order staying the litigation and requiring all parties to engage in a non-binding, confidential ADR process. The Allocator, which has been given authority by the Court to identify other parties that may be responsible for response costs, has informed CG&E that it was identified by a site owner, operator, or worker as one that had arranged for the disposal of waste at the landfill and has concluded that a reasonable basis exists for CG&E's participation in the ADR process. The plaintiffs claim to have expended almost $2 million in initial response actions at the site and the Allocator has indicated that the present value of the total site response costs is estimated at approximately $14 million. CG&E is currently participating in the ADR process. Based on information currently available, any potential liability allocated to CG&E would not be material to its financial condition or results of operations.

United Scrap Lead Site

See Note 12(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

Cinergy, CG&E, and PSI

Enertech Litigation

See Note 12(d) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

ULH&P

ULH&P has no material pending legal proceedings.

Cinergy, CG&E, PSI, and ULH&P

In addition to the above litigation, see "Regulatory Matters" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes 12(b), 12(c), and 12(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cinergy, CG&E, and PSI

None.

ULH&P

Omitted pursuant to instruction I(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANTS (at February 28, 1998)

                         Age at
                        Dec. 31,
         Name             1997          Office & Date Elected or in Job

Cinergy, CG&E, and PSI

Jackson H. Randolph        67      Chairman of Cinergy, CG&E, and
                                     PSI - 1995
                                   Chairman and Chief Executive Officer
                                     of Cinergy, CG&E, and PSI - 1994
                                   Chairman, President, and Chief Executive
                                     Officer of CG&E - 1993

James E. Rogers            50      Vice Chairman, President, and Chief
                                     Executive Officer of Cinergy - 1995
                                   Vice Chairman and Chief Executive
                                     Officer of CG&E and PSI - 1995
                                   Vice Chairman, President, and Chief
                                     Operating Officer of Cinergy - 1994
                                   Vice Chairman and Chief Operating
                                     Officer of CG&E and PSI - 1994
                                   Chairman and Chief Executive Officer
                                     of Resources - 1993

Cheryl M. Foley            50      Vice President, General Counsel, and
                                     Secretary of CG&E - 1995
                                   Vice President, General Counsel, and
                                     Secretary of Cinergy - 1994
                                   Vice President, General Counsel, and
                                     Secretary of PSI and Resources - 1991

Donald B. Ingle, Jr.       48      Vice President of Cinergy, CG&E, and PSI 1/
                                     - 1997
                                   President, Energy Services Business Unit
                                     (ESBU) of Cinergy 1/ - 1997
                                   Contract Consultant - Investments - 1995
                                   President and Chief Executive Officer -
                                     CornerStone Industries, Inc. 3/ - 1992

Elizabeth K. Lanier 2/     46      Vice President and Chief of Staff of
                                     Cinergy, CG&E, and PSI - 1996
                                   Partner - Frost & Jacobs 3/ - 1984

J. Wayne Leonard           47      Vice President of Cinergy, CG&E, and PSI 4/
                                      - 1997
                                   President, Energy Commodities Business Unit
                                     of Cinergy - 1996
                                   Group Vice President and Chief
                                     Financial Officer of CG&E and PSI - 1995
                                   Group Vice President and Chief Financial
                                     Officer of Cinergy - 1994
                                   Senior Vice President and Chief Financial
                                     Officer of PSI and Resources - 1992

                         Age at
                        Dec. 31,
         Name             1997          Office & Date Elected or in Job

Madeleine W. Ludlow        43      Vice President and Chief Financial Officer
                                     of Cinergy, CG&E, and PSI 4/ - 1997
                                   Vice President - Enterprise Diversified
                                     Holdings Incorporated (EDHI), a subsidiary
                                     of Public Service Enterprise Group
                                     Incorporated 3/ - 1996
                                   Vice President and Treasurer - EDHI 3/ -
                                     1992

William L. Sheafer         54      Vice President and Treasurer of Cinergy,
                                     CG&E, and PSI - 1997
                                   Treasurer of Cinergy and PSI - 1994
                                   Treasurer of CG&E - 1987

John P. Steffen            45      Vice President and Comptroller of Cinergy,
                                     CG&E, and PSI - 1998
                                   Comptroller of Cinergy, CG&E, and PSI 5/ -
                                     1997
                                   Assistant Comptroller of CG&E - 1995
                                   Assistant Comptroller of Cinergy and PSI -
                                     1994
                                   Assistant Controller of CG&E - 1991

Larry E. Thomas            52      Vice President of Cinergy, CG&E, and PSI -
                                     1997
                                   President, Energy Delivery Business Unit
                                     of Cinergy - 1996
                                   Group Vice President and Chief
                                     Transformation Officer of Cinergy, CG&E, and PSI - 1995
                                   Group Vice President, Reengineering and
                                     Operations Services of CG&E and
                                     PSI - 1995
                                   Group Vice President, Reengineering
                                     and Operations Services of Cinergy - 1994
                                   Senior Vice President and Chief Operations
                                     Officer of PSI - 1992

Cinergy and CG&E

William J. Grealis 6/      52      President, ESBU of Cinergy 1/ - 1996
                                   Vice President of Cinergy - 1995
                                   President of CG&E - 1995
                                   President of Investments - 1995
                                   President, Gas Business Unit of CG&E - 1995
                                   Partner - Akin, Gump, Strauss, Hauer
                                     & Feld 3/ - 1978

                         Age at
                        Dec. 31,
         Name             1997          Office & Date Elected or in Job

Cinergy and PSI

John M. Mutz 7/            62      Vice President of Cinergy - 1995
                                   President of PSI - 1994
                                   President of Resources - 1993

Cinergy

John Bryant                51      Vice President of Cinergy - 1998
                                   Managing Director of MPI International
                                     Limited, Cinergy's international project
                                     development subsidiary - 1997
                                   Executive Generation Director - Midlands -
                                     1996
                                   Generation Director - Midlands - 1992

J. Joseph Hale, Jr.        48      Vice President of Cinergy - 1996
                                   General Manager, Marketing
                                     Operations of CG&E - 1995
                                   President of Cinergy Foundation, Inc. 8/ -
                                     1992

M. Stephen Harkness        49      Vice President of Cinergy - 1996
                                   Executive Vice President and Chief
                                     Operating Officer of Trigen-Cinergy 9/ -
                                     1996
                                   General Manager, Corporate Development
                                     and Financial Services of Cinergy - 1994

Jerry W. Liggett           56      Vice President of Cinergy - 1996
                                   Senior Manager, Human Resources
                                     Strategy of Cinergy - 1995
                                   General Manager, Employee Relations,
                                     Compensation & Benefits of Cinergy - 1995
                                   Executive Director, Human Resources
                                     of PSI and Resources - 1990

Michael M. Sample          45      Vice President of Cinergy - 1996
                                   General Manager, International
                                     Investments of Cinergy - 1994
                                   Vice President, Government Affairs
                                     of PSI and Resources - 1991

Charles J. Winger          52      Vice President of Cinergy - 1997
                                   Vice President and Comptroller of Cinergy,
                                     CG&E, and PSI 5/ - 1997 Comptroller of CG&E
                                   -  1995   Comptroller   of   Cinergy  -  1994
                                   Comptroller of Resources - 1988

ULH&P

Omitted pursuant to instruction I(2)(c).

Cinergy, CG&E, and PSI

None of the officers are related in any manner. Executive officers of Cinergy are elected to the offices set opposite their respective names until the next annual meeting of the Board of Directors and until their successors shall have been duly elected and shall have been qualified.

1/ Mr. Ingle named as Acting President of ESBU during May 1997, succeeding Mr. Grealis; Mr. Ingle served in this capacity through September 1997, at which time he was named President of ESBU and Vice President of each of Cinergy, CG&E, and PSI, all effective October 1, 1997.

2/ Prior to becoming Vice President effective June 1, 1996, Ms. Lanier was a partner in the law firm of Frost & Jacobs located in Cincinnati, Ohio.

3/    Non-affiliate of Cinergy.

4/ Effective April 22, 1997, Mr. Leonard relinquished additional title of Chief Financial Officer and Ms. Ludlow appointed Vice President and Chief Financial Officer.

5/ Effective August 11, 1997, Mr. Steffen was appointed Comptroller of Cinergy, CG&E, and PSI, succeeding Mr. Winger, who retained office of Vice President of Cinergy.

6/ Prior to becoming President of Investments, Mr. Grealis was a partner in the Washington, D.C. law firm of Akin, Gump, Strauss, Hauer & Feld. In addition, prior to the merger, Mr. Grealis was President of PSI Investments, Inc. on an interim basis beginning in 1992.

7/    Prior to becoming President of Resources,  Mr. Mutz was President of Lilly
      Endowment,   Inc.,   a  private   philanthropic   foundation   located  in
      Indianapolis, Indiana.

8/ An affiliated public benefit corporation organized and operating exclusively for charitable purposes.

9/ Joint venture company formed by Cinergy and Trigen Energy Corporation.

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

Cinergy, CG&E, PSI, and ULH&P

Cinergy's common stock is listed on the New York Stock Exchange and has unlisted trading privileges on the Boston, Chicago, Cincinnati, Pacific, and Philadelphia exchanges. As of February 5, 1998, Cinergy's most recent dividend record date, there were 73,018 common shareholders of record. The following table shows the high and low sales prices per share, if applicable, and the dividends on common stock declared by Cinergy, CG&E, PSI, and ULH&P for the past two years:

                              Market Price (a)          Dividends Declared
                             High          Low     (per share)   (in thousands)

         1996
          Cinergy
            4th Quarter    $34 1/4      $30 7/8       $.45
            3rd Quarter     32           29 1/8        .43
            2nd Quarter     32           27 1/2        .43
            1st Quarter     32 1/8       28 1/4        .43

          CG&E
            4th Quarter                                            $ 50 949 (b)
            3rd Quarter                                             239 909 (b)
            2nd Quarter                                              45 116 (b)
            1st Quarter                                              41 995 (b)

          PSI
            4th Quarter                                              29 713 (b)
            3rd Quarter                                              28 311 (b)
            2nd Quarter                                              28 165 (b)
            1st Quarter                                              25 887 (b)

          ULH&P
            4th Quarter                              8.50 (b)

        1997
          Cinergy
            4th Quarter     39 1/8       32           .45
            3rd Quarter     35 1/4       32 5/16      .45
            2nd Quarter     35 5/8       32           .45
            1st Quarter     35 3/4       32 5/8       .45

          CG&E
            4th Quarter                                              42 600 (b)
            3rd Quarter                                              42 600 (b)
            2nd Quarter                                              42 600 (b)
            1st Quarter                                              42 600 (b)

          PSI
            4th Quarter                                              28 400 (b)
            3rd Quarter                                              28 400 (b)
            2nd Quarter                                              28 400 (b)
            1st Quarter                                              28 400 (b)

          ULH&P
            4th Quarter                              17.00 (b)

(a)  Market price for CG&E, PSI, and ULH&P is not applicable.

(b) All of CG&E's and PSI's dividends were paid to Cinergy and all of ULH&P's dividends were paid to CG&E.

See Note 2(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a brief description of common dividend restrictions.

All CG&E and PSI common stock is held by Cinergy and all ULH&P common stock is held by CG&E; therefore, there is no public trading market for their common stock.

                         ITEM 6. SELECTED FINANCIAL DATA

Cinergy
                                      1997     1996     1995    1994     1993
                                      (in millions, except per share amounts)

Operating revenues (1)               $4 353   $3 243   $3 023   $2 888  $2 833
Net income before extraordinary
  item (1)                              363      335      347      191      63
Net income (2)                          253      335      347      191      63
Common stock
  Earnings per share (3)
    Net income before extraordinary
      item                             2.30     2.00     2.22     1.30     .43
    Net income                         1.61     2.00     2.22     1.30     .43
  EPS-assuming dilution (3)
    Net income before extraordinary
      item                             2.28     1.99     2.20     1.29     .43
    Net income                         1.59     1.99     2.20     1.29     .43
  Dividends declared per share         1.80     1.74     1.72     1.50    1.46

Total assets (4)                      8 858    8 725    8 103    8 037   7 696
Cumulative preferred stock of
  subsidiaries subject to mandatory
  redemption (5)                       -        -         160      210     210
Long-term debt (6)                    2 151    2 326    2 347    2 615   2 545
Long-term debt due within
  one year (6)                           85      140      202       60    -

   CG&E
                                      1997     1996     1995     1994    1993
                                                    (in millions)

Operating revenues (1)               $2 452   $1 976   $1 848   $1 788  $1 752
Net income (loss) (1)                   239      227      236      158      (9)

Total assets (4)                      4 914    4 844    5 081    5 069   5 036
Cumulative preferred stock subject
  to mandatory redemption (5)          -        -         160      210     210
Long-term debt (6)                    1 324    1 381    1 518    1 738   1 729
Long-term debt due within
  one year (6)                         -         130      152     -       -

   PSI
                                      1997     1996    1995     1994     1993
                                                    (in millions)

Operating revenues (1)               $1 958   $1 332  $1 248   $1 114   $1 092
Net income (1)                          132      126     146       82      125
Total assets (4)                      3 406    3 295   3 076    2 945    2 645
Long-term debt (6)                      826      945     828      878      816
Long-term debt due within
  one year (6)                           85       10      50       60     -

Cinergy, CG&E, and PSI

(1)  See Notes 1 and 15 of the "Notes to Financial Statements" in
     "Item 8.  Financial Statements and Supplementary Data."

(2) See Notes 1 and 17 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

(3) See Note 16 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

(4) See Notes 1(f) and 6 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

(5) See Note 3 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

(6) See Note 4 and 8(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for discussions of material uncertainties for Cinergy, CG&E, and PSI.

ULH&P

Omitted pursuant to Instruction I(2)(a).

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION Matters discussed in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect and elucidate the Companies' corporate vision of the future and, as a part of that, outline goals and aspirations, as well as specific projections. These goals and projections are considered forward-looking statements and are based on management's beliefs, as well as certain assumptions made by management. In addition to any assumptions and other factors that are referred to specifically in connection with these statements, other factors that could cause actual results to differ materially from those indicated in any forward-looking statements include, among others:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fossil fuel costs, gas supply costs, or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints.

* Increased competition in the electric and gas utility industries, including effects of: industry restructuring; transmission system operation and/or administration; customer choice; and cogeneration.

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures; recovery of investments made under traditional regulation, and the frequency and timing of rate increases.

*    Financial or regulatory  accounting  principles or policies  imposed by the
     Financial Accounting Standards Board, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), state public utility commissions, state entities which regulate natural gas transmission, gathering and processing and similar entities with regulatory oversight.

*    Economic conditions, including inflation rates and monetary fluctuations.

* Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange, interest rate, and warranty risks.

* Availability or cost of capital, resulting from changes in: Cinergy and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

* Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

* Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

* Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Note 12 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

*    Changes   in   international,   Federal,   state,   or  local   legislative
     requirements, such as changes in tax laws or rates; environmental laws and regulations.

Cinergy Corp. (Cinergy or Company) and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

Cinergy, CG&E, PSI, and ULH&P

THE COMPANIES

Cinergy, a Delaware corporation, is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Cinergy was created in the October 1994 merger of PSI Resources, Inc. and The Cincinnati Gas & Electric Company (CG&E). Cinergy is the parent holding company of PSI Energy, Inc. (PSI), CG&E, Cinergy Investments, Inc. (Investments), and Cinergy Services, Inc. (Services). CG&E is an operating utility primarily engaged in providing electric and gas service in the southwestern portion of Ohio and through its principal subsidiary, The Union Light, Heat and Power Company (ULH&P), in adjacent areas in Kentucky. PSI is an operating utility primarily engaged in providing electric service in north central, central, and southern Indiana. Services provides management, financial, administrative, engineering, legal, and other services to Cinergy, CG&E, PSI, and Investments. Cinergy conducts its international and non-regulated businesses through Investments and its subsidiaries.

FINANCIAL CONDITION

COMPETITIVE PRESSURES

ELECTRIC UTILITY INDUSTRY

Cinergy, CG&E, PSI, and ULH&P

Introduction

The electric utility industry is transitioning from a monopoly cost-of-service regulated environment to an industry in which companies will ultimately compete to be the customers' energy provider. This transition will continue to impact the operations, structure, and profitability of Cinergy. The effects of competition are already being felt in the wholesale power markets, where the increased numbers of power marketers and brokers are reducing the margins previously experienced.

Energy companies are positioning themselves for full competition through mergers and acquisitions, strategic alliances with other energy companies and energy-related businesses, and through the development of new products and services. Just as critical to Cinergy will be the regulatory outcome of the deregulation process in each of its three franchise states, as well as the outcome in other states where Cinergy plans to compete.

Deregulation Process

The FERC opened up the wholesale electric markets to competition in 1996 with Orders 888 and 889. The final rules provided for mandatory filing of open access/comparability transmission tariffs, provided for functional unbundling of all services, required utilities to use the filed tariffs for their own bulk power transactions, established an electronic bulletin board for transmission availability and pricing information, and established a contract-based approach to recover any potential "stranded" investments (explained below) as a result of customer choice at the wholesale level.

Customer choice at the end-user (i.e., retail) level currently remains under the jurisdiction of individual states (see State Developments). The deregulation process has varied greatly from state to state. Several states have enacted customer choice legislation, while many states are in the early stages of studying the issues. During the process of developing customer choice legislation, utilities have been required to consider issues such as the recovery of any stranded investment, ability to compete for incumbent customers, and the potential forced divestiture of generating assets. Cinergy continues to be an advocate of competition in the electric utility industry and continues to pursue customer choice legislation at both the state and Federal levels.

As the deregulation process has progressed, it has become clear that both scale and diversity of business are critical factors for success. Scale is critical for several reasons. A critical mass of customers allows the development of new products and back-office capabilities in a cost-effective manner. A larger balance sheet scale and diversity of commodities (i.e., gas and electric) allow the trading business to market risk intermediation products without taking excessive financial risks and to recover back-office costs in a low margin business. Merger and acquisition activity in the energy industry appears to be accelerating as companies attempt to create the desired scale.

Recent Developments

Stranded Investments Due to excess capacity in the industry and the declining cost of new technology, electricity prices in a competitive market may not fully cover the costs of past commitments made by utilities while under a cost-of-service regulated environment. Fixed costs which cannot be recovered through electricity sales at market prices are referred to as stranded investments. While the recovery of prudent past investments and commitments has been supported by FERC in Order 888 and at least partially in the states in which competition-related legislation has been passed, there is no guarantee that Cinergy or any other utility will receive full recovery of potential stranded investments. In addition, in those states which have legislated open competition, many have required the divestiture of generating assets in order to qualify and obtain recovery of stranded investments.

Midwest ISO During 1997, Cinergy collaborated with other Midwestern utility companies on a plan to join the transmission systems of the participating companies into a single regional system. The plan was filed with the FERC early in 1998 for approval. If approved, the new system would be managed independently by an Independent System Operator (ISO). The formation of a Midwest ISO, as it has become known, would ensure non-discriminatory open transmission access and system reliability, as well as the development of a regional transmission tariff, which would help eliminate the "pancaking" of transmission rates in a region.

Currently, there are eight utilities participating in the filing along with Cinergy. The proposed ISO consists of 32,000 miles of transmission lines and covers portions of eight Midwestern states, forming one of the largest ISOs in the country. FERC's approval of the plan is anticipated to come within a year.

Repeal of the PUHCA Currently, PUHCA creates a number of restrictions that make preparing for deregulation more difficult. PUHCA restricts the amount which can be invested outside the regulated utility, including foreign investments and investments in power plants. It also restricts potential merger partners to those that meet certain integration requirements.

In 1995, the SEC endorsed recommendations for reform of PUHCA. The recommendations called for repeal and, pending repeal, significant administrative reform of the 62-year-old statute. Since the release of the SEC's report, numerous bills have been introduced in both houses of the United States
(US) Congress providing for the repeal or significant amendment of PUHCA. During 1997, a bill repealing PUHCA was introduced in the US Senate but was never brought to a vote. Legislation repealing PUHCA is anticipated to be reintroduced in the US Congress in 1998. Cinergy supports the repeal of this act either as part of comprehensive reform of the electric industry or as separate legislation.

Franchise  Rights During 1997,  several  states  enacted  transition  plans that included a variety of measures designed to create a "level playing field" for new competitors. In some cases, there has been a mandatory "divestiture" of existing customers. In others, the plans provide incentives which may encourage customers to switch suppliers by providing "above market" credits to those who switch from the incumbent utility. Also, some states have put varying restrictions on the incumbent utility's ability to compete for these customers.

Cinergy, CG&E, PSI, and ULH&P

State Developments

As previously mentioned, certain states have enacted legislation which will lead to complete retail competition within the next several years. These states generally have required up-front rate reductions and the opportunity for all customer classes to choose an electricity provider. A few states have phased in customer choice, but still provided for immediate rate reductions.

All states passing legislation have included some mechanism for recovery of stranded investment. However, states have varied on the methodology to be applied in determining the level of stranded investment, and divestiture of generation assets has been required in a few states.

As discussed below, the three states in which Cinergy operates public utility companies have all had legislation introduced which would provide for full retail customer choice. None of these states has yet passed legislation, but policymakers and stakeholders continue to work to resolve issues with an eye toward passage.

Cinergy and PSI

Indiana A customer choice bill (SB427) was introduced during the 1997 Indiana legislative session, with support from a coalition made up of Cinergy, the Indiana Manufacturers Association, the Indiana Industrial Energy Consumers, Inc., and one other Indiana investor-owned electric utility. After amendments were made, essentially stripping the bill of most of its provisions and turning it into a bill calling for the study of deregulation by a legislative committee known as the Regulatory Flexibility Committee (Study Committee), SB427 passed the legislature and was signed by the governor.

The Indiana Utility Regulatory  Commission (IURC) issued a report titled "Energy
Report: Public Policy Considerations" (Report) to the Study Committee in November 1997. The scope and purpose of the Report was to provide information to the Study Committee which would enable them to answer the question of whether retail customer choice was in the best interest of Indiana. Public policy issues listed by the Report for the Study Committee to consider were: jurisdiction over retail transmission; recovery of stranded investments; estimation methodology of any stranded investments allowed to be recovered; method for recovery of stranded investments; low-income and environmental programs; and impact of deregulation on state and local taxes. The Report's conclusion was: "In the long run, competition in the electricity market could be in the best interest of Indiana. Experience in other states has shown that the best outcomes and smoothest process to bring about customer choice in the electric industry have resulted from a cooperative effort led by the governor, the legislature and the state commission working together with all stakeholders. Indiana should be prepared to respond to competition created by other states, especially those surrounding Indiana, and to any Federal legislation that requires nationwide competition in the electricity market." As a result of the IURC report and other testimony to the Study Committee, the Study Committee recommended that they continue to study changes in the electric industry.

Another customer choice bill (SB 431), sponsored by, among others, those who supported the customer choice bill during 1997, was introduced in the Indiana Senate in January 1998. In the House of Representatives, House Bill 1190 (HB
1190) was introduced. This bill calls for a study by the IURC of the effects deregulation would have on Indiana. Although the legislature is much more knowledgeable on the customer choice issues as a result of the Study Committee's report and debating the 1997 customer choice bill, neither SB 431 or HB 1190 was passed during the 1998 legislative session.

Cinergy and CG&E

Ohio Although the Ohio legislature did not pass customer choice legislation during 1997, it did create the Joint Select Committee on Electric Industry Deregulation (Committee) to examine competition and restructuring issues. The Committee heard testimony from a variety of stakeholders on various customer choice issues throughout the spring of 1997. In December 1997, the Committee's chairpersons unveiled the outline of a plan designed to bring competition into Ohio's retail electric industry in the year 2000. The chairpersons' plan is based on five basic policies: all customers, including residential, can participate from the outset; the cost of electricity will decrease from the outset and continue to decrease at an accelerating rate for all customers during the transition period; current low-income assistance programs will be continued; current reliability and quality of service will be maintained; and open free markets will be established with lower prices driven by competition. The plan would provide for competition among utilities to begin January 1, 2000, with a five-year transition period.

Furthermore, the plan addresses the tax consequences of a deregulated environment through the creation of a revenue-neutral system. The current tax structure of Ohio subjects Ohio electric utility companies to certain state taxes which would not be paid by out-of-state competitors selling power in Ohio retail markets. The new system attempts to remedy this disadvantage while not diminishing the amount of tax revenues currently being collected by state and local governments.

The chairpersons were not able to get their plan adopted by the full committee. Some of the primary concerns that have been expressed are that the plan does not adequately address utilities' stranded investment concerns, and that the proposal to create retail marketing areas, or "buying pools," throughout the state during the transition period would be unduly disruptive in that customers who did not affirmatively elect to remain with their incumbent utility would be assigned to the buying pool under a Public Utility Commission of Ohio (PUCO) designed and administered bidding process. The chairpersons have announced intentions to introduce a bill in 1998.

Also in Ohio, a bill was introduced in November 1997 (HB 625) authorizing the issuance of electric utility rate reduction bonds that would permit utilities to securitize certain assets. The bill itself does not provide for retail competition but, rather, specifies financing issues a utility may engage in to prepare for competition. It is uncertain whether this bill or any bill providing for retail competition will be passed in Ohio in 1998.

Cinergy, CG&E and ULH&P

Kentucky In January 1998, the House Chairman of the Tourism, Development and Energy Committee introduced a customer choice bill (HB 443). The bill would allow persons and businesses in participating service areas to choose their supplier of electricity beginning January 1, 2000. It would also ensure a rate cap to prevent any increase in generation energy prices for six years, with certain exceptions. Because of its low electric rates, Kentucky has not to date been moving aggressively toward retail customer choice. It is uncertain whether HB 443 will be passed in Kentucky in 1998.

Cinergy

United Kingdom

Transition to full competition in the United Kingdom's (UK) electric utility industry began with the industry's privatization in 1991. When the industry was privatized, the generation, transmission, and regional distribution businesses were, in effect, unbundled into separate companies. The regional distribution companies, including Midlands Electricity plc (Midlands) (Cinergy, through a joint venture owns a 50% interest in Midlands, see Note 1(e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data"), own no transmission facilities and are limited as to the amount of generation they may own. Third-party access to the transmission and local distribution systems was also put in place, enabling licensed suppliers to use these networks.

As a result of the transition plan, larger users of electricity have been free to choose their supplier since 1994 or earlier. Full competition for all customers was scheduled to be phased in beginning in April 1998. However, due to delays with the design and testing of information systems, the phase-in to full competition has been delayed to September 1998. Midlands' service territory is now scheduled to begin open competition in October 1998.

To date, new entrants to the industry have been limited to independent power producers, who compete with the formerly state-run generators by using new, efficient technology. There have been no major new entrants into the supply business from outside the industry. However, new entrants are expected to emerge as full competition opens.

A substantial portion of Midlands' operating profit is related to the distribution business, which will remain a regulated monopoly. Midlands intends to market both gas and electric service in the supply business, as all customers gain the ability to choose suppliers.

Cinergy, CG&E, and ULH&P

Gas Utility Industry

Customer Choice The PUCO approved CG&E's gas customer choice program during 1997. The plan, which made customer choice available to all residential and small commercial customers, went into effect in November 1997. As of January 30, 1998, approximately 7,300 customers have opted to participate in this program. Large industrial, commercial, and educational institution customers already had the ability to select their own gas supplier. In 1997, the PUCO approved two other gas customer choice programs in the state. Cinergy Resources, Inc. (CRI), Cinergy's gas retail marketing subsidiary, is one of many entities competing for customer gas supply business in these programs.

CG&E continues to provide the gas transportation service for all customers on its system without regard to the supplier of the gas commodity. CG&E receives a transportation charge from customers which is based on its current regulated rates.

Cinergy and CG&E

Loss of Transportation Customer Late in 1997, AK Steel, Cinergy's largest natural gas transportation customer, informed CG&E that it plans to build its own pipeline to connect directly to an interstate natural gas pipeline. The interruptible contract with CG&E, which represents approximately $7 million of annual revenues, will expire at the end of 1998. Under that contract, AK Steel purchases gas directly from other suppliers but uses CG&E's pipelines to deliver the gas. AK Steel is able to pursue this alternative because of its close proximity to an existing interstate pipeline. With few customers being similarly situated, Cinergy and CG&E do not currently anticipate others proceeding in a similar manner.

Cinergy, CG&E, PSI, and ULH&P

Cinergy's Response to the Changing Competitive Environment

Cinergy believes competition will benefit electric customers individually and the economy as a whole. Cinergy has taken steps to prepare not only for the changing environment, but to assure fairness and consistency in the setting of rules and regulations in the various markets in which Cinergy competes. Cinergy's basic approach to the deregulation environment is to have set a goal to be a top five utility in five measures of scale and productivity within five years. Examples of steps taken to achieve this goal include the following:

   Cinergy reorganized its operations into four strategic business units. This functional unbundling separated Cinergy's business into Energy Services, Energy Delivery, Energy Commodities, and International business units. Each business unit is responsible for business expansion in its own markets.
   Cinergy enhanced its international presence in 1996 by acquiring its interest in Midlands, an electricity distribution company located in the UK. In 1997, Cinergy furthered its international development plans by acquiring the development team and all rights to future projects of Midlands Power International, a power development subsidiary of Midlands.
   Cinergy formed a joint venture with Trigen Energy Corporation (Trigen) to develop and operate cogeneration and trigeneration facilities throughout the US and Canada which enables Cinergy to compete for customers outside its own franchise territory prior to and following the arrival of retail competition.
   Cinergy has partnered with two other energy companies to form Cadence Network LLC which will provide a variety of innovative products and services to multi-site national accounts customers. These services include consolidated billing, bill auditing, and rate and usage analysis.
   Cinergy has become a major participant in the marketing of power, resulting in megawatt (mw) sales volume increases of 600% and 80% in 1997 and 1996, respectively.
   In 1997, Cinergy acquired Greenwich Energy Partners (Greenwich). Greenwich is a small proprietary trader of energy commodities. Through its acquisition of Greenwich, Cinergy became the first utility company to hold a seat on the New York Mercantile Exchange (NYMEX). The NYMEX is the world's largest physical commodity futures exchange and preeminent trading forum for energy and precious metals.
     In 1996, the NYMEX began trading electricity futures and options contracts with contract delivery points in the western US. During the first half of 1998, the NYMEX will begin trading contracts with delivery points located in the Midwest, Mid-Atlantic, and Southern regions of the country. Cinergy's transmission system was selected as the delivery point for the Midwest region. Cinergy's acquisition of the NYMEX seat and its selection as a delivery point for electricity futures trading demonstrates Cinergy's participation as a leader in the evolving power markets.

Cinergy, CG&E, PSI, and ULH&P

Substantial Accounting Implications

Historically, regulated utilities have applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71). The accounting afforded regulated utilities in Statement 71 is based on the fundamental premise that rates authorized by regulators allow recovery of a utility's costs in its generation, transmission, and distribution operations. These principles have allowed the deferral of costs (i.e., regulatory assets) based on assurances of a regulator as to the future recoverability of the costs in rates charged to customers. Certain criteria must be met for the continued application of the provisions of Statement 71, including regulated rates designed to recover the specific utility's costs. Failure to satisfy the criteria in Statement 71 would eliminate the basis for recognition of regulatory assets.

Based on Cinergy's current regulatory orders and the regulatory environment in which it currently operates, the recognition of its regulatory assets as of December 31, 1997, is fully supported. However, in light of recent trends in customer choice legislation, the potential for future losses resulting from discontinuance of Statement 71 does exist. Such potential losses, if any, cannot be determined until such time as a legislated plan has been approved by each state in which Cinergy operates a franchise territory. Cinergy intends to continue its pursuit of competitive strategies which mitigate the potential impact of these issues on the financial condition of the Company.

Cinergy, CG&E, PSI, and ULH&P

SECURITIES RATINGS

The current ratings provided by the major credit rating agencies; Duff & Phelps Credit Rating Co. (D&P), Fitch Investors Service, LP (Fitch), Moody's Investors Service (Moody's), and Standard and Poor's (S&P), are included in the following table:

                                 D&P        Fitch      Moody's       S&P

Cinergy
  Corporate Credit              BBB+        BBB+        Baa2        BBB+
  Commercial Paper              D-2         F-2         P-2         A-2

CG&E
  Secured Debt                   A-          A-          A3          A-
  Senior Unsecured Debt         BBB+      Not rated     Baa1        BBB+
  Junior Unsecured Debt         BBB       Not rated     Baa2        BBB+
  Preferred Stock               BBB         BBB+        baa1        BBB+
  Commercial Paper              D-1-        F-2         P-2       Not rated

PSI
  Secured Debt                   A-          A           A3          A-
  Senior Unsecured Debt         BBB+         A-         Baa1        BBB+
  Junior Unsecured Debt         BBB         BBB+        Baa2        BBB+
  Preferred Stock               BBB         BBB+        baa1        BBB+
  Commercial Paper              D-1-        F-2         P-2       Not rated

ULH&P
  Secured Debt                   A-       Not rated      A3          A-
  Unsecured Debt              Not rated   Not rated     Baa1        BBB+

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

REGULATORY MATTERS

Cinergy and PSI

Indiana

IURC Orders - PSI's Retail Rate Proceeding and Demand-Side Management (DSM) Proceeding In September 1996, the IURC issued an order (September 1996 Order) approving an overall average retail rate increase for PSI of 7.6% ($75.7 million annually). Among other things, the IURC authorized the inclusion in rates of the costs of a 262-mw clean coal power generating facility located at Wabash River Generating Station (Clean Coal Project) and the costs of a scrubber at Gibson Generating Station. The order also reflects a return on common equity of 11.0%, before the 100 basis points additional common equity return allowed as a merger savings sharing mechanism in the IURC's February 1995 order (February 1995 Order) discussed further herein, with an 8.21% overall rate of return on net original cost rate base.

In October 1996, The Office of the Utility Consumer Counselor (UCC) and the Citizens Action Coalition of Indiana, Inc. (CAC) filed a Joint Petition for Reconsideration and Rehearing of the September 1996 Order with the IURC. A settlement agreement with the UCC and CAC was approved in its entirety by the IURC in August 1997. This settlement agreement reduced the original rate increase by $2.1 million (.2%). Major provisions of the settlement agreement include: a) a $4.1 million increase in the annual amortization of certain regulatory assets; b) a retail rate reduction of $1 million annually; c) a $.9 million reduction in retail rates to reflect an August 31, 1995, cut-off date for costs to achieve merger savings instead of an October 31, 1996, cut-off date; and d) authorization to defer for subsequent recovery costs to achieve merger savings incurred between September 1, 1995, and October 31, 1996.

A settlement agreement between PSI and certain intervenors, in a proceeding established to review PSI's current and proposed DSM programs, was approved by the IURC in December 1996 (December 1996 DSM Order). Beginning January 1, 1997, and continuing through December 31, 2000, the settlement agreement allows PSI to recover $35 million per year through a non-bypassable charge in PSI's retail rates. The $35 million is designed to recover all previously incurred, but as yet unrecovered, DSM costs and all costs related to satisfying remaining commitments associated with a previous DSM settlement agreement. The $35 million also includes recovery of carrying costs. Further, the agreement authorizes PSI to spend up to $8 million annually on ongoing DSM programs through the year 1999 and to collect such amounts currently in retail rates.

February 1995 Order - Retail Rate Proceeding and Merger Savings Allocation Plan The IURC's February 1995 Order approved a settlement among PSI and certain intervenors authorizing PSI to increase retail rates $33.6 million before credits to base rates of $4.4 million in 1995 and an additional $2.2 million and $2.4 million in 1996 and 1997, respectively, to reflect the sharing with customers of non-fuel operation and maintenance expense merger savings (Non-fuel Merger Savings).

Additionally, the February 1995 Order provided PSI an opportunity to earn up to an additional 100 basis points above the common equity return authorized in the September 1996 Order until December 31, 1997. To be eligible for such additional earnings, PSI had to meet certain performance-related standards. PSI met those standards, which were measured in conjunction with quarterly fuel adjustment clause filings. Beginning January 1, 1998, the 100 basis point increment to the authorized common equity return will be phased out over a twelve-month period.

Effective with this order, PSI began recovering carrying costs on certain environmental-related projects under construction. This recovery continues until the date of an approved rate order reflecting such projects in rates. Through this mechanism, revenues were increased by $9 million, $18 million, and $2 million on an annual basis in February 1995, March 1995, and January 1996, respectively.

Coal Contract Buyout Costs In August 1996, PSI entered into a coal supply agreement with Eagle Coal Company (Eagle) for the supply of approximately three million tons of coal per year. The agreement, which terminates December 31, 2000, provides for a buyout fee of $179 million (including interest) to be included in the price of coal to PSI over the term of the contract. This fee represents the costs to Eagle of the buyout of the coal supply agreement between PSI and Exxon Coal and Minerals Company. The retail jurisdictional portion of the buyout charge, excluding the portion applicable to joint owners, is being recovered through the quarterly fuel adjustment clause, with carrying costs on unrecovered amounts, through December 2002. PSI has also filed a petition at the FERC for recovery of the wholesale jurisdictional portion of the buyout costs through the wholesale fuel adjustment clause. Generally, the FERC will allow recovery if the utility can demonstrate there will be net benefits to customers during the buyout cost recovery period. The FERC is expected to issue an order on PSI's petition early in 1998. (See Note 1(i) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Cinergy and CG&E

Ohio

PUCO Order - CG&E's Gas Rate Proceeding In December 1996, the PUCO issued an order (December 1996 Order) approving an overall average increase in gas revenues for CG&E of 2.5% ($9.3 million annually). The PUCO established an overall rate of return of 9.7%, including a return on common equity of 12.0%. In developing this return on common equity, the PUCO considered, among other things, CG&E's efforts to reduce costs and increase operating efficiency and its proposals to allow residential customers to choose their natural gas supplier. The PUCO disallowed certain of CG&E's requests, including the requested working capital allowance, recovery of certain capitalized information systems development costs, and certain merger-related costs. These disallowances resulted in a pretax charge to earnings during the fourth quarter of 1996 of $20 million ($15 million net of taxes or $.10 per share basic, $.09 per share diluted). CG&E's request for a rehearing on the disallowed information systems costs and other aspects of the order was denied.

In April 1997, CG&E filed a notice of appeal with the Supreme Court of Ohio challenging the disallowance of information systems costs and the imputation of certain revenues. Cinergy and CG&E cannot predict what action the Supreme Court of Ohio may take with respect to this appeal.

Other In April 1994, the PUCO issued an order approving a settlement agreement among CG&E and certain intervenors which, among other things, resolved outstanding issues related to the merger. As part of this settlement, CG&E agreed to a moratorium on increases in base electric rates until January 1, 1999 (except under certain circumstances). In return, CG&E is allowed to retain all PUCO electric jurisdictional Non-fuel Merger Savings until 1999.

Consistent with the provisions of the settlement agreement and the December 1996 Order, CG&E expensed merger transaction costs and costs to achieve merger savings (Merger Costs) applicable to its PUCO jurisdiction of $5 million and $41 million (including $6 million as a result of the December 1996 Order) in 1995 and 1996, respectively. CG&E and its utility subsidiaries have deferred a portion of the Merger Costs incurred through December 31, 1996, for future recovery in customer rates.

Additionally, in December 1996, the PUCO issued an order applicable to CG&E's DSM programs. The order requires CG&E to spend up to one-half of the annual $5 million currently included in retail rates on PUCO-sanctioned low-income residential programs. The remaining portion of the $5 million is to be applied to the recovery of DSM cost deferrals. CG&E's participation in the low-income programs will be a factor considered by the PUCO in setting future rates of return and approving competitive transition plans.

Cinergy, CG&E, and ULH&P

Kentucky In exchange for the Kentucky Public Service Commission's (KPSC) support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case (which has not yet been filed) and extending to January 1, 2000. In addition, the KPSC has authorized concurrent recovery of costs related to various DSM programs of ULH&P.

ULH&P has deferred its portion of Merger Costs incurred through December 31, 1996, for future recovery in customer rates.

KPSC Order In July 1996, the KPSC issued an order authorizing a decrease in ULH&P's electric rates of approximately $1.8 million annually to reflect a reduction in the cost of electricity purchased from CG&E.

Cinergy, CG&E, and ULH&P

Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. The key question under the relevant PUHCA standards is the amount of increased operating costs, if any, that would result from the gas operations being divested and operated on a stand-alone basis.

In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of CG&E's gas operations for three years, at the end of which period Cinergy would be required to address the matter. In February 1998, Cinergy made a filing with the SEC setting forth its rationale for retention of the gas operations. The filing includes, among other things, a study showing that, if divested and operated on a stand-alone basis, the gas operations would bear significant increased operating costs, greater than those cited by the SEC in two 1997 cases permitting electric registered holding companies to acquire and retain gas properties. For these and other reasons stated in Cinergy's filing, Cinergy believes its retention of CG&E's gas properties meets all relevant standards under the PUHCA.

ENVIRONMENTAL ISSUES

Cinergy, CG&E, and PSI

Clean Air Act Amendments of 1990 (CAAA) The 1990 revisions to the Clean Air Act require reductions in both sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions from utility sources. Reductions of these emissions are to be accomplished in two phases. Compliance under Phase I was required by January 1, 1995, and Phase II compliance is required by January 1, 2000. To achieve the SO2 reduction objectives of the CAAA, emission allowances have been allocated by the US Environmental Protection Agency (EPA) to affected sources (e.g., Cinergy's electric generating units). Each allowance permits one ton of SO2 emissions. The CAAA allows compliance to be achieved on a national level, which provides companies the option to achieve this compliance by reducing emissions and/or purchasing emission allowances.

Cinergy's operating strategy for Phase I was based upon the compliance plans developed by PSI and CG&E and approved by the IURC and the PUCO, respectively. All required modifications to Cinergy's generating units to implement the compliance plans were completed prior to January 1, 1995.

To comply with Phase II SO2 emission requirements, Cinergy's current strategy includes a combination of switching to lower-sulfur coal blends and utilizing an emission allowance banking strategy. This cost-effective strategy will allow Cinergy to meet Phase II SO2 reduction requirements while maintaining optimal flexibility to meet changes in output due to increased customer choice, as well as potentially significant future environmental requirements. Cinergy intends to utilize an emission allowance banking strategy to the extent a viable emission allowance market exists. However, the availability and economic value of emission allowances over the long-term is still uncertain. In the event the market price for emission allowances or lower-sulfur coal increases substantially from the current forecast, Cinergy could be forced to consider high capital cost options.

To meet NOx reductions required by Phase II, Cinergy may install additional low NOx burners on certain affected units in addition to the use of a system-wide NOx emission averaging strategy.

Cinergy is forecasting CAAA compliance capital expenditures of $19 million during the 1998 through 2002 period. Of these forecasted expenditures, $9 million relates to CG&E and $10 million relates to PSI. These expenditures are included in the amounts provided in the "Capital Requirements" section herein. In addition, operating costs may increase due to higher fuel costs (e.g., higher-quality, lower-sulfur coal; increased use of natural gas) and maintenance expenses.

Ambient Air Standards The EPA recently revised the National Ambient Air Quality Standards for ozone and fine particulate matter. These new rules increase the pressure for additional emissions reductions. On September 23, 1997, Cinergy announced a proposal to reduce its NOx emissions rate by two-thirds to 0.25 pounds of NOx per one million British thermal units (MMBtu). At that time, Cinergy's preliminary cost estimate for the two-thirds reduction was between $74 million and $204 million (stated in 1997 dollars). Subsequent to Cinergy's announcement, the EPA announced on October 10, 1997, its proposed call for revisions to State Implementation Plans (SIPs) for statewide reductions in NOx emissions, proposing utility NOx emissions at a rate of 0.15 pounds per MMBtu. The EPA's schedule calls for all reductions to be in place as early as 2002. These initiatives will force significant reductions in NOx emissions from many sources. The EPA has stated that electric utility generating facilities specifically are targeted. The final total level of NOx reductions will depend upon the outcome of the SIP revision process. Cinergy estimates that the capital costs for additional NOx controls at its facilities at the 0.15 pounds of Nox per MMBtu rate proposed by the EPA could exceed $524 million (stated in 1997 dollars) over the next five years depending upon the final level of reductions, details of a NOx trading program, and the time frame for implementation.

In February 1998, Cinergy joined with various utilities, labor groups, and other organizations from several Midwest, Great Lakes, Mid-Atlantic, and Southeast states in forming the Alliance for Constructive Air Policy (ACAP). This coalition is committed to working with policymakers to find cost-effective, equitable approaches for reducing ozone pollution in key regions of the country. The ACAP is developing an alternative to the EPA's proposed call for SIPs revisions to reduce NOx emissions (see discussion above). The ACAP's proposal is a two-step process to achieve reductions in NOx emissions. The first step involves NOx emission reductions of 55 percent from 1990 levels, or a reduction in the NOx emission rate to 0.35 pounds of NOx per MMBtu, whichever is less stringent, by 2004. The second step involves the development of enhanced subregional air quality modeling that would be used to determine if any additional reductions are necessary to reach local attainment. These additional reductions, if needed, would be implemented by 2007. The ACAP is also promoting the establishment of a subregional trading market for NOx emissions. This system would allow for a market-based approach to limiting emissions and would produce cost savings and incentives for the development of new technologies to improve air quality. Capital costs required for Cinergy to be in compliance under the ACAP's proposals would be significantly less than those under the current EPA proposal. But as stated above, final costs of compliance depend on the final level of reductions required, details of a NOx trading program, and the time frame for implementation and compliance.

The impact of the particulate standards cannot be determined at this time. The EPA estimates it will take up to five years to collect sufficient ambient air monitoring data. The states will then determine the sources of these particulates and determine a reduction strategy. The ultimate effect of the new standard could be requirements for newer and cleaner technologies and additional controls on conventional particulates and/or reductions in SO2 and NOx emissions from utility sources. Since these studies and determinations have not been made, Cinergy cannot predict the outcome or effect of the new particulate standards.

Global Climate Change On December 11, 1997, delegates to the United Nations' climate summit in Japan adopted a landmark environmental treaty (Kyoto Protocol) to deal with global warming. The Kyoto Protocol establishes legally binding greenhouse gas emission targets for developed nations. The Kyoto Protocol framework lacks details related to definitions, implementation, and enforcement plans. For the Kyoto Protocol to enter into force within the US it will have to be ratified by a two-thirds vote of the US Senate. In July 1997, the US Senate passed a resolution advising the Clinton Administration that they would not favorably consider a protocol which did not include commitments for all nations of the world, or that would cause harm to the US economy. The Kyoto Protocol, in its present form, is unlikely to be ratified by the US Senate since it does not meet the requirements of this resolution.

Significant uncertainty exists concerning the science of climate change, and the Clinton Administration's environmental and energy policies and how it intends to reduce greenhouse gas emissions. Cinergy's plan for managing the potential risk and uncertainty of climate change includes: (1) implementing cost-effective greenhouse gas emission reduction and offsetting activities; (2) encouraging the use of alternative fuels for transportation vehicles (a major source of greenhouse gases); (3) funding research of more efficient and alternative electric generating technologies; (4) funding research to better understand the causes and consequences of climate change; and (5) encouraging a global discussion of the issues and how best to manage them. Cinergy believes that voluntary programs, such as the US Department of Energy Climate Challenge Program, which Cinergy joined in 1995, are the most cost-effective means to limit greenhouse gas emissions.

Air Toxics The air toxics provisions of the CAAA exempted fossil-fueled steam utility plants from mandatory reduction of air toxics until the EPA completed a study. The final report issued in February 1998, confirmed utility air toxic emissions pose little risk to public health. It stated mercury is the pollutant with the greatest potential threat, while others require further study. A Mercury Study Report issued in December 1997, stated that mercury is not a risk to the average American and expressed uncertainty whether reductions in current domestic sources would reduce human mercury exposure. US utilities are a large domestic source, but they are negligible compared to global mercury emissions. The EPA was unable to show a feasible mercury control technology for coal-fired utilities. The EPA must determine the need for regulation by April 15, 1998. If more air toxics regulations are issued, the compliance cost could be significant. Cinergy cannot predict the outcome or effects of the EPA's determination.

Cinergy, CG&E, PSI, and ULH&P

Other As more fully discussed in Note 12(b)(ii) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data", PSI has received claims from Indiana Gas Company, Inc. (IGC) and Northern Indiana Public Service Company (NIPSCO) that PSI is a Potentially Responsible Party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to certain manufactured gas plant (MGP) sites, and therefore responsible for the costs of investigating and remediating these sites.

In August 1997, NIPSCO filed suit against PSI seeking recovery from PSI of NIPSCO's past and future costs of investigating and remediating MGP related contamination at the Goshen, Indiana, MGP site. NIPSCO alleged that it has already incurred about $400,000 in response costs at the site and that remediation of the site will cost about $2.7 million. PSI denied liability in its answer to the complaint. The parties are currently engaged in the discovery process and the case has not yet been scheduled for trial.

Also, in August 1997, PSI reached an agreement with IGC settling IGC's claims that PSI should contribute to IGC's response costs related to 13 of the 19 MGP sites conveyed by PSI to IGC in 1945. This agreement requires PSI and IGC to share past and future response costs equally (50%/50%) at the 13 sites. Further, the parties must jointly approve future management of the sites and the decision to spend additional funds. The settlement does not address five sites PSI acquired from NIPSCO and subsequently sold to IGC.

It is premature, at this time, to predict the nature, extent, and ultimate costs of, or PSI's responsibility for, environmental investigations and remediations at MGP sites owned or previously owned by PSI or its predecessors. PSI continues to gather information pertaining to each of these MGP sites, including the 13 sites which are the subject of the agreement with IGC and the Goshen site which is the subject of NIPSCO's complaint. Reserves recorded, based on information currently available, are not material to Cinergy's financial condition or results of operations. However, as further investigation and remediation activities are undertaken at these sites, the potential liability for MGP sites could be material to Cinergy's financial condition or results of operations.

Refer to Note 12(b) and (c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a more detailed discussion of the status of certain environmental issues.

CAPITAL REQUIREMENTS

CONSTRUCTION AND OTHER INVESTING ACTIVITIES

Cinergy, CG&E, PSI, and ULH&P

Construction expenditures for the Cinergy system are forecasted to be approximately $375 million for 1998, and over the next five years (1998 - 2002), are forecasted to aggregate approximately $1.7 billion. Of these projected expenditures, approximately $191 million and $866 million relate to CG&E (including $37 million and $137 million for ULH&P) and $180 million and $858 million relate to PSI, for 1998, and over the next five years, respectively. Substantially all of these expenditures are for capital improvements to and expansion of Cinergy's operating facilities.

Cinergy is forecasting no investments in new generating facilities under the belief that excess supply in the market will continue in the near term. If deregulation of the generation component of the electric utility industry does not occur in the manner or in the time frame anticipated, and depending on capacity constraints, franchise demand requirements, and the regulatory requirements dictated for Integrated Resource Planning, Cinergy could be forced to make capital investments in new generating facilities in lieu of relying upon the existing market for its energy needs. (All forecasted amounts are in nominal dollars, exclude capital costs for additional NOx controls at Cinergy's facilities (see "Ambient Air Standards" in the "Environmental Issues" section herein), and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increases, and other related factors, all or any of which may change significantly.)

Cinergy

As discussed in the "Competitive Pressures" section, during 1996, Cinergy acquired a 50% interest in Midlands. Cinergy and GPU, Inc. (GPU) formed Avon Energy Partners Holdings (Avon Energy), a 50%/50% joint venture, and acquired the outstanding common stock of Midlands through Avon Energy's wholly-owned subsidiary for approximately $2.6 billion. Cinergy and GPU have each invested approximately $500 million in Avon Energy. Cinergy funded its investment through its credit facility. Avon Energy funded the remainder of the purchase price through the issuance of non-recourse debt (see Note 1(e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

During 1996, Cinergy and Trigen formed a joint venture, Trigen-Cinergy Solutions LLC (Trigen-Cinergy). Cinergy may invest up to $100 million and provide guaranties of debt and other obligations in an aggregate amount not to exceed $250 million at any one time with respect to energy-related products and services, including those undertaken by Trigen-Cinergy. (See the "Competitive Pressures" section herein.)

With respect to international development, subject to identifying projects which meet Cinergy's investment objectives, Cinergy may invest or commit up to $100 million during 1998. Funding of these investments or commitments will be provided through additional debt borrowings. (See the "Competitive Pressures" section herein.)

Cinergy

Cinergy's net cash used in investing activities was $377 million in 1997, compared to $871 million and $363 million in 1996 and 1995, respectively. The decrease in 1997 was primarily attributable to the effect of Cinergy's investment in Midlands during 1996.

CG&E and ULH&P

CG&E and its subsidiaries' net cash used in investing activities was $166 million in 1997 (including $23 million for ULH&P), compared to $156 million and $147 million in 1996 and 1995 (including $19 million and $19 million for ULH&P), respectively. The increase in 1997 was primarily attributable to an increase in the amount of construction expenditures.

PSI

PSI's net cash used in investing activities was $152 million in 1997, compared to $198 million and $230 million and 1996 and 1995, respectively. The decrease in 1997 was primarily attributable to a decrease in the amount of construction expenditures for PSI.

OTHER COMMITMENTS

Cinergy, CG&E, PSI, and ULH&P

Securities Redemptions Mandatory redemptions of long-term debt total $501 million ($341 million for CG&E and its subsidiaries, including $20 million for ULH&P, and $160 million for PSI) during the period 1998 through 2002. On January 29, 1998, PSI gave notice of its intention to redeem on March 1, 1998, all outstanding shares of its 7.44% Series Cumulative Preferred Stock at a redemption price of $25 per share. On February 27, 1998, CG&E announced its intention to redeem on March 29, 1998, $41 million principal amount of its 7 3/8% Series First Mortgage Bonds (due November 1, 2001) at a redemption price of 100.30% and to redeem on March 30, 1998, the entire $100 million principal amount of its 8 1/2% Series First Mortgage Bonds (due September 1, 2022) at a redemption price of 100%, both through the maintenance and replacement fund (M&R
Fund) provision of CG&E's first mortgage bond indenture. Additionally, on the same date, CG&E announced its intention to redeem on March 30, 1998, the remaining $19 million principal amount of its 7 3/8% Series First Mortgage Bonds (due November 1, 2001) at a redemption price of 100.87%. On March 24, 1998, ULH&P announced its intention to redeem on April 23, 1998, $6.3 million principal amount of its 8% Series First Mortgage Bonds (due October 1, 2003) at a redemption price of 100.85% through the M&R Fund provision of ULH&P's first mortgage bond indenture. Additionally, on the same date, ULH&P announced its intention to redeem on April 24, 1998, the remaining $3.7 million principal amount of its 8% Series First Mortgage Bonds (due October 1, 2003) at a redemption price of 101.73%. Cinergy will continue to evaluate opportunities for the refinancing of outstanding securities beyond mandatory redemption requirements.

M&R Fund provisions contained in CG&E's, PSI's, and ULH&P's first mortgage bond indentures require cash payments, bond retirements, or pledges of unfunded property additions each year based on an amount related to the net revenues of the respective company.

Cinergy

Windfall Profits Tax During the third quarter of 1997, a windfall profits tax was levied against Midlands. Cinergy's share of the tax to be paid by Midlands in two equal installments, due December 1, 1997, and 1998, is approximately 67 million pounds sterling ($109 million or $.69 per share, basic and diluted). Midlands borrowed the funds to finance the first installment. Cinergy expects Midlands will borrow funds as necessary to pay the final installment. As Cinergy's management believes this charge to be unusual in nature, and does not expect such a charge to recur, the tax was recorded as an extraordinary item in Cinergy's Consolidated Statement of Income during the third quarter of 1997. No related tax benefit was recorded for the charge as the windfall profits tax is not deductible for corporate income tax purposes in the UK, and Cinergy expects that benefits, if any, derived for US Federal income taxes will not be significant.

Cinergy, CG&E, PSI, and ULH&P

Year 2000 Costs Cinergy, like most owners of information systems, will be required to modify significant portions of its systems to accommodate requirements brought about by the turn of the century. During 1997, Cinergy incurred costs of approximately $5 million to modify existing computer systems and applications. Preliminary estimates of the remaining total costs to be incurred prior to 2000 are approximately $8 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

CAPITAL RESOURCES

Cinergy, CG&E, PSI, and ULH&P

Cinergy, CG&E and its subsidiaries (including ULH&P), and PSI forecast that their need for external funds during the 1998 through 2002 period will primarily be for the refinancing of existing securities. (This forecast reflects nominal dollars and assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increases, and other related factors, all or any of which may change significantly.)

INTERNAL FUNDS

Cinergy, CG&E, PSI, and ULH&P

General Currently, the majority of Cinergy's revenues and corresponding cash flows are derived from cost-of-service regulated operations. Cinergy believes it is likely that the generation component of the electric utility industry will ultimately be deregulated. However, the timing and nature of the deregulation and restructuring of the industry is uncertain. In the interim, revenues provided by cost-of-service regulated operations are anticipated to continue as the primary source of funds for Cinergy. As a result of its low-cost position and market strategy, over the long term, Cinergy believes it will be successful in a more competitive environment. However, as the industry becomes more competitive, future cash flows from Cinergy's operations could be subject to a higher degree of volatility than under the present regulatory structure.

Cinergy

For the year ended December 31, 1997, Cinergy's cash provided from operating activities was $753 million compared to $855 million and $736 million in 1996 and 1995, respectively. The decrease in 1997 was primarily due to CG&E's and ULH&P's sales of accounts receivable during 1996. The decrease was offset, in part, by PSI's payment in 1996 of $80 million in accordance with a 1989 settlement agreement between PSI and Wabash Valley Power Association, Inc.
(WVPA).  (See Notes 6 and 12(e) of the "Notes to Financial  Statements" in "Item
8. Financial Statements and Supplementary Data.")

CG&E and ULH&P

For the year ended December 31, 1997, CG&E and its subsidiaries' cash provided from operating activities was $439 million (including $40 million for ULH&P) compared to $680 million in 1996 (including $42 million for ULH&P) and $446 million in 1995 (including $37 million for ULH&P). The decrease in 1997 was primarily due to CG&E's and ULH&P's sales of accounts receivable during 1996.

PSI

For the year ended December 31, 1997, PSI's cash provided from operating activities was $332 million compared to $262 million in 1996 and $284 million in 1995. The increase in 1997 was primarily due to the reflection in 1996 of PSI's payment of $80 million in accordance with a 1989 settlement agreement between PSI and WVPA. (See Note 12(e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Cinergy, CG&E, PSI, and ULH&P

Merger Savings As previously discussed in the "Regulatory Matters" section, CG&E currently has a regulatory order in effect which provides a mechanism for the retention of a portion of net Non-fuel Merger Savings.

COMMON STOCK

Cinergy

During 1997, 1996, and 1995, Cinergy issued 66 thousand, 15 thousand, and 2.6 million new shares, respectively, of common stock pursuant to its dividend reinvestment and stock purchase plan and various stock-based employee plans. In addition, Cinergy purchased 1.7 million and 1.2 million shares on the open market to satisfy substantially all of its 1997 and 1996 obligations, respectively, under these plans. Cinergy plans to continue using market purchases of common stock to satisfy all or at least a portion of its obligations under these plans.

LONG-TERM DEBT

Cinergy, CG&E, PSI, and ULH&P

As of December 31, 1997, CG&E, PSI, and ULH&P had state regulatory authority for long-term debt issuances of $300 million, $300 million, and $50 million, respectively. Regulatory approval to issue additional amounts of securities will be requested as needed. On March 19, 1998, PSI issued $100 million principal amount of its 7.25% JUnior Maturing Principal Securities (JUMPS). The JUMPS will mature on March 15, 2028. Proceeds from the sale were used to repay short-term indebtedness incurred in connection with the redemption on March 1, 1998, of all outstanding shares of PSI's 7.44% Series Cumulative Preferred Stock at a redemption price of $25 per share.

SHORT-TERM DEBT

Cinergy, CG&E, PSI, and ULH&P

Cinergy's utility subsidiaries had regulatory authority to borrow up to $853 million ($453 million for CG&E and its subsidiaries, including $50 million for ULH&P, and $400 million for PSI) as of December 31, 1997. In connection with this authority, committed lines have been established which permit borrowings of up to $270 million ($85 million for CG&E and $185 million for PSI), of which $140 million ($20 million for CG&E and $120 million for PSI) remained unused and available at December 31, 1997. Also, pursuant to this authority, uncommitted lines (short-term borrowings with various banks on an "as offered" basis) have been established. Under these arrangements, $154 million ($100 million for CG&E and $54 million for PSI) was unused and available at December 31, 1997. CG&E and PSI also have the capability to issue commercial paper which must be supported by committed lines (unsecured lines of credit) of the respective company. Neither CG&E nor PSI issued commercial paper in 1997 or 1996.

To better manage cash and working capital requirements, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P, participate in a money pooling arrangement. Under this arrangement, Cinergy system companies with surplus short-term funds, whether from internal or external sources, provide short-term loans to other system companies at rates that reflect (1) the actual costs of the external borrowing and/or (2) the costs of the internal funds which are set at the 30-day Federal Reserve "AA" industrial commercial paper rate. The SEC's approval of the money pool, pursuant to the PUHCA, extends through December 31, 2002. For amounts outstanding under this money pool arrangement at December 31, 1997, and December 31, 1996, see "Notes payable to affiliated companies" on the Consolidated Balance Sheets of CG&E and PSI and the Balance Sheets of ULH&P.

Cinergy

In 1997, Cinergy amended its existing credit facility. At year-end, Cinergy had two separate credit facilities, a $350 million acquisition commitment and a $400 million revolving credit facility, which provides credit support for Cinergy's newly instituted commercial paper program (see below). As of December 31, 1997, approximately $111 million of the $400 million revolving facility, excluding the amount reserved for commercial paper support, remained unused and available.

Cinergy's newly instituted commercial paper program is limited to a maximum outstanding principal amount of $200 million. As of December 31, 1997, approximately $161 million of commercial paper was outstanding under this program. The majority of the proceeds were used to reduce the acquisition commitment to the year-end level of $350 million. The entire $350 million was utilized to fund the acquisition of Midlands through Avon Energy and its wholly-owned subsidiary.

In addition, Cinergy UK, Inc., a subsidiary of Investments, which holds Cinergy's 50% investment in Avon Energy, entered into a $40 million non-recourse credit agreement in 1996, which was terminated in October of 1997. This agreement was replaced by a one year $115 million non-recourse revolving credit agreement, which had $81 million unused as of December 31, 1997.

On January 20, 1998, the SEC issued an order under the PUHCA permitting Cinergy to issue and sell from time to time through December 31, 2002: 1) short-term notes and commercial paper in an aggregate principal amount not to exceed $2 billion outstanding at any time; and 2) up to approximately 30 million additional shares of Cinergy common stock. Cinergy intends to use the net proceeds from the issuance and sale of the above mentioned securities for general corporate purposes.

Net cash used in financing activities totaled $343 million in 1997, as compared to $110 thousand and $410 million in 1996 and 1995, respectively. The change in cash flow from financing activities for 1997 primarily resulted from Cinergy borrowing under its credit facility in 1996 to fund the acquisition of Midlands.

CG&E and ULH&P

CG&E and its subsidiaries' net cash used in financing activities totaled $275 million (including $17 million for ULH&P) for 1997, as compared to $521 million (including $23 million for ULH&P) for 1995 and $339 million (including $17 million for ULH&P) for 1994. The change in cash flow from financing activities for 1997 was primarily attributable to CG&E's payments of common stock dividends to Cinergy during 1996.

PSI

PSI's net cash used in financing activities totaled $165 million for 1997, as compared to $77 million for 1996 and $45 million for 1995. The change in cash flow from financing activities for 1997 was primarily attributable to PSI's issuance of long-term debt in 1996.

SALE OF ACCOUNTS RECEIVABLE

Cinergy, CG&E, PSI, and ULH&P

In January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable up to an aggregate maximum of $350 million, of which $252 million ($167 million by CG&E and its subsidiaries, including $29 million by ULH&P, and $85 million by PSI), net of reserves, has been sold as of December 31, 1997. The Consolidated Balance Sheets of Cinergy, CG&E, and PSI and the Balance Sheets of ULH&P are net of the amounts sold at December 31, 1997 and 1996.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Cinergy, CG&E, PSI, and ULH&P

The following discussions about Cinergy's market risk sensitive instruments and positions and risk management activities include forward-looking information and statements that involve risks and uncertainties. The forward-looking information and statements presented are only estimates of what may occur in the future, assuming certain adverse market conditions, due to their dependence on model characteristics and assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, rather they merely present indications of reasonably possible losses.

Energy Commodities Sensitivity

Cinergy, CG&E, and PSI

During 1996 Cinergy functionally reorganized its operations into four strategic business units, including an energy commodities business unit. The energy commodities business unit includes Cinergy's power marketing and trading function, which was formally established in 1995 and was the natural successor of CG&E's and PSI's existing bulk power operations.

At present, the competitive electric power market is dominated by a small number of large participants (primarily utilities and a few power marketers), trading liquidity is limited, and pricing is not transparent. However, similar to the development of natural gas markets, the market for trading electricity is expected to develop rapidly and Cinergy plans to be a major participant.

The transactions associated with Cinergy's power marketing and trading function give rise to various risks, including market risk. Market risk represents the potential risk of loss from changes in the market value of a particular commitment arising from adverse changes in market rates and prices. Cinergy's power marketing and trading operations are actively conducted in all regions of the US. These operations subject Cinergy to the risks and volatilities associated with the energy commodities (e.g., primarily electricity) which it markets and trades. The wholesale power marketing and trading business continues to be very competitive and, as a result, margins have declined throughout the year. As Cinergy continues to develop and expand its power marketing and trading business (and due to its substantial investment in generating assets), its exposure to movements in the price of electricity and other energy commodities will become greater. As a result, Cinergy may be subject to increased earnings volatility.

Cinergy's power marketing and trading activities principally consist of marketing and trading over-the-counter contracts for the purchase and sale of electricity. The majority of these contracts commit Cinergy to purchase or sell electricity at fixed prices in the future (i.e., fixed-price forward purchase and sales contracts). Cinergy also markets and trades over-the-counter option contracts. The majority of these forward and option contracts require settlement by physical delivery of electricity or are netted out in accordance with industry trading standards. The use of these types of physical commodity instruments is designed to allow Cinergy to manage and hedge its contractual commitments, reduce its exposure relative to the volatility of cash market prices, and take advantage of selected arbitrage opportunities. The use of derivative commodity instruments intended to be settled in cash was not significant during 1997.

Cinergy values its portfolio of over-the-counter forward and option contracts using the aggregate lower of cost or market method. To the extent there are estimated net aggregate losses in the portfolio, Cinergy reserves for such losses. As these contracts are settled, actual gains and losses may differ from the estimated gains and losses utilized in calculating the aggregate lower of cost or market reserve due to changing market conditions.

Cinergy structures and modifies its net position to capture expected changes in future demand, seasonal market pricing characteristics, overall market sentiment, and price relationships between different time periods and trading regions. Therefore, at times, Cinergy creates a net open position or allows a net open position to continue when it believes future changes in prices and market conditions will make the positions profitable. Position imbalances may also occur because of the basic lack of liquidity in the wholesale power market itself. To the extent net open positions exist, Cinergy is exposed to the risk that fluctuating market prices of electric power may potentially impact its financial condition or results of operations adversely if prices do not move in the manner or direction expected.

Cinergy measures the risk inherent in its portfolio utilizing value-at-risk analysis and other methodologies, which simulate forward price curves in electric power markets to quantify estimates of the magnitude and probability of potential future losses related to open contract positions. Cinergy's value-at-risk expresses the potential loss in fair value of its forward contract and option position over a particular period of time, with a specified likelihood of occurrence, due to an adverse market movement. Cinergy reports value-at-risk as a percentage of its earnings, based on a 95% confidence interval, utilizing one day holding periods. On a one day basis as of December 31, 1997, Cinergy's value-at-risk for its power marketing and trading activities was less than 2% of Cinergy's "Income Before Interest and Other Charges". The value-at-risk model uses the variance-covariance statistical modeling technique and historical volatilities and correlations over the past 200 day period. The estimated market prices used to value these transactions for value-at-risk purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials.

Cinergy

Cinergy Capital & Trading, Inc. (CC&T), a subsidiary of Investments, specializing in energy risk management, marketing, and proprietary arbitrage trading, actively trades derivative commodity instruments, customarily settled in cash, including futures, forwards, swaps, and options. CRI also utilizes derivative commodity instruments, customarily settled in cash, to hedge purchases and sales of natural gas. The trading and hedging activities of CC&T and the hedging activities of CRI were not significant to Cinergy's financial condition or results of operations.

Cinergy, CG&E, PSI, and ULH&P

Credit risk represents the risk of loss which would occur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations with the Company. Concentrations of credit risk relate to significant customers or counterparties, or groups of customers or counterparties, possessing similar economic or industry characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Concentration of credit risk with respect to Cinergy's trade accounts receivable from electric and gas retail customers is limited due to Cinergy's large number of customers and diversified customer base of residential, commercial, and industrial customers. Sales for resale customers on Cinergy's electric system include traditional electric cooperatives and municipalities with which CG&E and PSI have long-standing relationships. Contracts for sales of electricity for resale outside of Cinergy's system are principally with power marketers, other investor owned utilities, electric cooperatives, and municipalities. As of December 31, 1997, approximately 65% of Cinergy's power marketing and trading activity represents commitments with 10 counterparties. The majority of these contracts are for terms of one year or less. As the competitive electric power market expands, counterparties will increasingly include new market entrants, such as other power marketers, brokers, and commodities traders. This increased level of new market entrants, as well as competitive pressures on the utility market participants, could increase Cinergy's exposure to credit risk. As of December 31, 1997, Cinergy's management believes nonperformance of contractual obligations by any one counterparty of Cinergy's power marketing and trading function would not result in losses which are significant to the financial condition or results of operations of Cinergy.

Cinergy, CG&E, and PSI

Cinergy's energy commodities business unit has established a risk management function and has implemented active risk management policies and procedures to manage and minimize its exposure to price risks and associated volatilities, other market risks, and credit risk. Cinergy maintains credit policies with regard to its counterparties in order to manage and minimize its exposure to credit risk. These policies include requiring parent company guaranties and various forms of collateral under certain circumstances and the use of mutual netting/closeout agreements. Cinergy manages, on a portfolio basis, the market risks inherent in its power marketing and trading transactions subject to parameters established by Cinergy's Risk Policy Committee. Market risks are monitored by the Risk Management Group of Cinergy's energy commodities business unit, which operates separately from the units which originate or actively manage the market risk exposures, to ensure compliance with Cinergy's stated risk management policies and procedures. These policies and procedures are reviewed and monitored on a continuous basis to ensure their responsiveness to changing market and business conditions. In addition, efforts are ongoing to develop systems to improve the timeliness and quality of market and credit risk information.

Exchange Rate Sensitivity

Cinergy

Cinergy has exposure to fluctuations in the US dollar/UK pound sterling exchange rate through its investment in Midlands. Cinergy used dollar denominated variable interest rate debt to fund this investment, and has hedged the exchange rate exposure related to this transaction through a currency swap executed in February 1997. Under the swap, Cinergy exchanged $500 million for 330 million pounds sterling. When the swap terminates in the year 2002, these amounts will be re-exchanged; that is, Cinergy will be repaid $500 million and will be obligated to repay to the counterparty 330 million pounds sterling. To fund this repayment, Cinergy could buy 330 million pounds sterling in the foreign exchange market at the prevailing spot rate or enter into a new currency swap.

The purpose of this swap is to hedge the value of Cinergy's investment in Midlands against changes in the dollar/sterling exchange rate. When the pound sterling weakens relative to the dollar, the dollar value of Cinergy's investment in Midlands as shown on its books declines; however, the value of the swap increases, offsetting the decline in the investment. The reverse is true when the pound sterling appreciates relative to the dollar. The translation gains and losses related to the principal exchange on the swap and on Cinergy's original investment in Midlands are recorded in the cumulative foreign currency translation adjustment which is reported as a separate component of common stock equity in the Consolidated Financial Statements.

In connection with this swap, Cinergy must pay semi-annual interest on its pound sterling obligation and will receive interest on the dollar notional amount. At December 31, 1997, the fair value of this swap, reflecting the semi-annual interest obligations through February 2002, and the final principal exchange, was $(48) million. This was largely offset by a $41 million currency translation gain to date on Cinergy's investment in Midlands.

The following table summarizes the details of the swap. (For presentation purposes, the pound sterling payment obligation has been converted to US dollars using the dollar/sterling spot exchange rate at December 31, 1997, of 1.64515. The interest rates are based on the six-month London Interbank Offered Rate (LIBOR) implied forward rates at December 31, 1997.)

                                      Expected Maturity Date
                                                            There-
                         1998   1999  2000   2001    2002   after   Total
Currency Swap                         ($US Equivalent in millions)

Receive principal ($US)  $ -    $ -   $ -    $ -     $500   $ -     $500
Average interest
  receive rate             - %    - %   - %    - %   6.1%     - %   6.1%

Pay principal (pound
  sterling UK)           $ -    $ -   $ -    $ -     $543   $ -     $543
Average interest
  pay rate                 - %    - %   - %    - %   7.0%     - %   7.0%

Interest Rate Sensitivity

Cinergy, CG&E, PSI, and ULH&P

Cinergy's net exposure to changes in interest rates primarily consists of short-term debt instruments with floating interest rates that are benchmarked to US short-term money market indices. At December 31, 1997, this included (i) short-term bank loans and commercial paper totaling $870 million ($105 million for CG&E and $131 million for PSI), (ii) $244 million of pollution control related debt ($184 million for CG&E and $60 million for PSI) which is classified as other short-term obligations on Cinergy's, CG&E's, and PSI's respective Balance Sheets, and (iii) a $252 million sale of accounts receivable ($167 million sold by CG&E and its subsidiaries, including $29 million sold by ULH&P, and $85 million sold by PSI) (Cinergy's, CG&E's, PSI's, and ULH&P's respective Balance Sheets are net of this sale). At December 31, 1997, interest rates on bank loans, commercial paper, and the sale of accounts receivable approximated 6%, and the interest rate on the pollution control debt approximated 4%. Current forward yield curves project no significant change in applicable short-term interest rates over the next five years.

The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Cinergy and certain of its utility subsidiaries' long-term fixed-rate debt, other debt and capital lease obligations as of December 31, 1997:

                                        Expected Maturity Date
                                                                There-          Fair
                             1998   1999   2000   2001   2002   after   Total   Value
                                                  (in millions)
Liabilities

Cinergy and Subsidiaries
Long-term Debt (a)
  Fixed rate                 $ 35   $186   $ 31   $100   $149  $1 650  $2 151   $2 240
  Average interest rate (b)   5.3%   6.3%   5.7%   6.1%   7.3%    7.2%    7.1%

  Other (c)                  $ -    $ -    $ -    $ -    $ -   $  100  $  100   $   97
  Average interest rate (b)    -%     -%     -%     -%     -%     6.5%    6.5%

Capital Lease
  Variable rate              $ -    $ -    $ -    $ 22   $ -   $ -     $   22   $   22
  Average interest rate (b)    -%     -%     -%    5.6%    -%    -%       5.6%

CG&E and Subsidiaries
Long-term Debt (a)
  Fixed rate                 $ -    $180   $ -    $ 61   $100  $  892  $1 233   $1 258
  Average interest rate (b)    -%    6.3%    -%    7.4%   7.3%    7.2%    7.1%

  Other (c)                  $ -    $ -    $ -    $ -    $ -   $  100  $  100   $   97
  Average interest rate (b)    -%     -%     -%     -%     -%     6.5%    6.5%

Capital Lease
  Variable rate              $ -    $ -    $ -    $ 22   $ -   $ -     $   22   $   22
  Average interest rate (b)    -%     -%     -%    5.6%    -%    -%       5.6%

PSI
Long-term Debt (a)
  Fixed rate                 $ 35   $  6   $ 31   $ 39   $ 49  $  758  $  918   $  982
  Average interest rate (b)   5.3%   7.2%   5.7%   4.0%   7.3%    7.3%    7.1%

ULH&P
Long-term Debt (a)
  Fixed rate                 $ -    $ 20   $ -    $ -    $ -   $   25  $   45   $   46
  Average interest rate (b)    -%    6.5%    -%     -%     -%     7.8%    7.2%

(a)     Includes amounts reflected as long-term debt due within one year.

(b) For the long-term debt obligations, the weighted average interest rate is based on the coupon rates of the debt that is maturing in the year reported. For the capital lease, the interest rate is based on a spread over 3-month LIBOR, and averaged to be approximately 6% in 1997. For the variable rate Liquid Asset Notes with Coupon Exchange (LANCEs), the current forward yield curve suggests the interest rate on these notes would be fixed at 6.50% commencing October 1, 1999.

(c)     Variable rate LANCEs.

Cinergy, CG&E, and PSI

To manage Cinergy's exposure to fluctuations in interest rates and to lower funding costs, Cinergy constantly evaluates the use of, and has entered into, several interest rate swaps. Under these swaps, Cinergy or its subsidiaries agree with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional amount. This interest differential paid or received is recognized in the Consolidated Statements of Income as a component of interest expense.

Through two interest rate swap agreements, Cinergy has effectively fixed the interest rate on the pound sterling denominated obligation created by the currency swap discussed above. Each contract requires Cinergy to pay semi-annually a fixed rate and receive a floating rate through February 2002. The combined notional amount of both swaps is 330 million pounds sterling. Translation gains and losses related to Cinergy's interest obligation, which is payable in pounds sterling, are recognized as a component of interest expense in the Consolidated Statements of Income.

At December 31, 1997, PSI had two interest rate swap agreements outstanding with notional amounts of $1OO million each. One contract, with three years remaining of a four-year term, requires PSI to pay a floating rate and receive a fixed rate. The second contract, with a six-month term, requires PSI to pay a fixed rate and receive a floating rate. In both cases, the floating rate is based on applicable LIBOR. The following table presents notional principal amounts and weighted average interest rates by contractual maturity dates for the interest rate swaps of Cinergy and PSI. The variable rates are the average implied forward rates during the contract based on the six month LIBOR yield curve at December 31, 1997. Although Cinergy's swaps require payments to be made in pounds sterling, the table reflects the dollar equivalent notional amounts based on spot market foreign currency exchange rates at December 31, 1997.

                                      Expected Maturity Date
                                                         There-        Fair
                        1998   1999  2000  2001  2002    after  Total  Value
Interest Rate                        ($US Equivalent in millions)
Derivatives
Interest Rate Swaps
  Receive fixed/pay
    variable ($US)      $ -    $ -   $100  $ -   $ -     $ -    $100    $ -
  Average pay rate       5.9%   6.0%  6.1%   - %   - %     - %   6.0%
  Average receive rate   6.1%   6.1%  6.1%   - %   - %     - %   6.1%

  Receive variable/pay
    fixed ($US)         $100   $ -   $ -   $ -   $ -     $ -    $100    $ -
  Average pay rate       6.0%    - %   - %   - %   - %     - %   6.0%
  Average receive rate   5.9%    - %   - %   - %   - %     - %   5.9%
  Receive variable/pay
    fixed (pound
    sterling UK)        $ -    $ -   $ -   $ -   $543(a) $ -    $543(a) $(3)
  Average pay rate        - %    - %   - %   - %  7.1%     - %   7.1%
  Average receive rate    - %    - %   - %   - %  6.9%     - %   6.9%

(a) Notional converted to US dollars using the Sterling spot exchange rate at December 31, 1997, of 1.64515.

INFLATION

Cinergy, CG&E, PSI, and ULH&P

Cinergy believes that the recent inflation rates do not materially affect its financial condition or results of operations. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

DIVIDEND RESTRICTIONS

Cinergy, CG&E, and PSI

See Note 2(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."


RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P

Reference is made to "Item 8.  Financial Statements and Supplementary Data."


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cinergy, CG&E, PSI, and ULH&P

Reference  is made to the "Market  Risk  Sensitive  Instruments  and  Positions"
section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Index to Financial Statements and Financial Statement Schedules

                                                                  Page Number
Financial Statements

  Cinergy, CG&E, PSI, and ULH&P
     Report of Independent Public Accountants . . . . . . .
  Cinergy
     Consolidated Statements of Income for the
       three years ended December 31, 1997. . . . . . . . .
     Consolidated Balance Sheets at
       December 31, 1997 and 1996 . . . . . . . . . . . . .
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1997. . . . . . . . . . . . . . .
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1997. . . . .
     Results of Operations. . . . . . . . . . . . . . . . .
  CG&E
     Consolidated Statements of Income for the
       three years ended December 31, 1997. . . . . . . . .
     Consolidated Balance Sheets at
       December 31, 1997 and 1996 . . . . . . . . . . . . .
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1997. . . . . . . . . . . . . . .
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1997. . . . .
     Results of Operations. . . . . . . . . . . . . . . . .
  PSI
     Consolidated Statements of Income for the
       three years ended December 31, 1997. . . . . . . . .
     Consolidated Balance Sheets at
       December 31, 1997 and 1996 . . . . . . . . . . . . .
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1997. . . . . . . . . . . . . . .
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1997. . . . .
     Results of Operations. . . . . . . . . . . . . . . . .
  ULH&P
     Statements of Income for the three years ended
       December 31, 1997. . . . . . . . . . . . . . . . . .
     Balance Sheets at December 31, 1997 and 1996 . . . . .
     Statements of Changes in Common Stock Equity
       for the three years ended December 31, 1997. . . . .
     Statements of Cash Flows for the three years
       ended December 31, 1997. . . . . . . . . . . . . . .
     Results of Operations. . . . . . . . . . . . . . . . .

  Notes to Financial Statements . . . . . . . . . . . . . .

Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts
       Cinergy . . . . . . . . . . . . . . . . . . . . . .
       CG&E. . . . . . . . . . . . . . . . . . . . . . . .
       PSI . . . . . . . . . . . . . . . . . . . . . . . .
       ULH&P . . . . . . . . . . . . . . . . . . . . . . .


The information required to be submitted in schedules other than those indicated above has been included in the balance sheets, the statements of income, related schedules, the notes thereto, or omitted as not required by the Rules of Regulation S-X.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company:

We have audited the financial statements of Cinergy Corp. (a Delaware Corporation), The Cincinnati Gas & Electric Company (an Ohio Corporation), PSI Energy, Inc. (an Indiana Corporation), and The Union Light, Heat and Power Company (a Kentucky Corporation), as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, as listed in the index on page 53. These financial statements and the schedules referred to below are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental financial statement schedules listed in the index on page 54 pursuant to Item 14, are presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations under the Securities Exchange Act of 1934 and are not a required part of the basic financial statements. The supplemental financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP
Cincinnati, Ohio
January 27, 1998

Cinergy Corp.
  and Subsidiaries

                                  CINERGY CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                                           1997           1996           1995
                                        (in thousands, except per share amounts)
Operating Revenues
  Electric                              $3 861 698     $2 768 706     $2 612 579
  Gas                                      491 145        474 034        410 852
                                         4 352 843      3 242 740      3 023 431

Operating Expenses
  Fuel used in electric production         693 435        713 250        716 754
  Gas purchased                            266 158        249 116        206 250
  Purchased and exchanged power          1 219 358        158 838         47 632
  Other operation                          637 945        598 434        520 590
  Maintenance                              176 471        193 908        182 180
  Depreciation                             289 077        282 763        279 759
  Amortization of phase-in deferrals        13 483         13 598          9 091
  Post-in-service deferred operating
    expenses - net                           4 362         (1 509)        (2 500)
  Income taxes (Note 11)                   248 937        218 269        221 429
  Taxes other than income taxes            265 024        257 815        255 533
                                         3 814 250      2 684 482      2 436 718

Operating Income                           538 593        558 258        586 713

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                         98          1 225          1 964
  Post-in-service carrying costs              -             1 223          3 186
  Phase-in deferred return                   8 008          8 372          8 537
  Equity in earnings of unconsolidated
    subsidiaries (Note 1(e))                60 392         25 430           -
  Income taxes (Note 11)                    35 937         19 536          7 358
  Other - net                              (31 502)       (40 464)        (3 051)
                                            72 933         15 322         17 994

Income Before Interest and Other Charges   611 526        573 580        604 707

Interest and Other Charges
  Interest on long-term debt               181 772        190 617        213 911
  Other interest                            59 947         31 169         20 826
  Allowance for borrowed funds used
    during construction                     (5 400)        (6 183)        (8 065)
  Preferred dividend requirements of
    subsidiaries                            12 569         23 180         30 853
                                           248 888        238 783        257 525

Net Income Before Extraordinary Item    $  362 638     $  334 797     $  347 182
Extraordinary Item - Equity Share of
  Windfall Profits Tax (Less Applicable
  Income Taxes of $0) (Note 17)           (109 400)          -              -
Net Income                              $  253 238     $  334 797     $  347 182

Average Common Shares Outstanding          157 685        157 678        156 620

Earnings Per Common Share (Note 16)
  Net income before extraordinary item       $2.30          $2.00          $2.22
  Net income                                 $1.61          $2.00          $2.22

Earnings Per Common Share - Assuming
Dilution (Note 16)
  Net income before extraordinary item       $2.28          $1.99          $2.20
  Net income                                 $1.59          $1.99          $2.20

Dividends Declared Per Common Share          $1.80          $1.74          $1.72

The accompanying notes are an integral part of these consolidated financial statements.

                                  CINERGY CORP.

                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                             December 31
                                                        1997           1996
                                                       (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                         $8 981 182     $8 809 786
    Gas                                                 746 903        713 829
    Common                                              186 078        185 255
                                                      9 914 163      9 708 870
  Accumulated depreciation                            3 800 322      3 591 858
                                                      6 113 841      6 117 012
  Construction work in progress                         183 262        172 614
      Total utility plant                             6 297 103      6 289 626

Current Assets
  Cash and temporary cash investments                    53 310         19 327
  Restricted deposits                                     2 319          1 721
  Accounts receivable less accumulated provision
    for doubtful accounts of $10,382 in 1997 and
    $10,618 in 1996 (Note 6)                            413 626        199 361
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                  57 916         71 730
    Gas stored for current use                           29 174         32 951
    Other materials and supplies                         76 066         80 292
  Prepayments and other                                  38 171         37 049
                                                        670 582        442 431

Other Assets
  Regulatory assets (Note 1(f))
    Amounts due from customers - income taxes           374 456        377 194
    Post-in-service carrying costs and deferred
      operating expenses                                178 504        186 396
    Coal contract buyout costs                          122 485        138 171
    Deferred demand-side management costs               109 596        134 742
    Phase-in deferred return and depreciation            89 689         95 163
    Deferred merger costs                                90 346         93 999
    Unamortized costs of reacquiring debt                66 242         70 518
    Other                                                45 533         72 483
  Investments in unconsolidated
    subsidiaries (Note 1(e))                            537 720        592 660
  Other                                                 275 897        231 551
                                                      1 890 468      1 992 877

                                                     $8 858 153     $8 724 934

The accompanying notes are an integral part of these consolidated financial statements.

                                  CINERGY CORP.

CAPITALIZATION AND LIABILITIES

                                                             December 31
                                                         1997          1996
                                                       (dollars in thousands)
Common Stock Equity (Note 2)
  Common stock - $.01 par value;
    authorized shares - 600,000,000;
    outstanding shares - 157,744,658 in 1997
    and 157,679,129 in 1996                          $    1 577    $    1 577
  Paid-in capital                                     1 573 064     1 590 735
  Retained earnings                                     965 084       992 273
  Cumulative foreign currency
    translation adjustment                                 (525)         (131)
      Total common stock equity                       2 539 200     2 584 454

Cumulative Preferred Stock of Subsidiaries (Note 3)
  Not subject to mandatory redemption                   177 989       194 232

Long-term Debt (Note 4)                               2 150 902     2 326 378
      Total capitalization                            4 868 091     5 105 064

Current Liabilities
  Long-term debt due within one year (Note 4)            85 000       140 000
  Notes payable and other short-term
    obligations (Note 5)                              1 114 028       922 217
  Accounts payable                                      488 716       305 420
  Accrued taxes                                         187 033       199 479
  Accrued interest                                       46 622        55 590
  Other                                                  79 193       114 653
                                                      2 000 592     1 737 359

Other Liabilities
  Deferred income taxes (Note 11)                     1 248 543     1 146 263
  Unamortized investment tax credits                    166 262       175 935
  Accrued pension and other postretirement
    benefit costs (Notes 9 and 10)                      297 142       263 319
  Other                                                 277 523       296 994
                                                      1 989 470     1 882 511
Commitments and Contingencies (Note 12)
                                                     $8 858 153    $8 724 934

                                  CINERGY CORP.

            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY


                                                                             Cumulative
                                                                              Foreign
                                                                              Currency
                                     Common       Paid-in      Retained      Translation    Total Common
                                      Stock       Capital      Earnings      Adjustment     Stock Equity
                                                       (dollars in thousands)
Balance December 31, 1994            $1 552      $1 535 658    $877 061        $  -         $2 414 271
Net income                                                      347 182                        347 182
Issuance of 2,472,103 shares of
  common stock - net                     25          60 343                                     60 368
Common stock issuance expenses                         (229)                                      (229)
Dividends on common stock (see
  page 57 for per share amounts)                               (268 851)                      (268 851)
Other                                                 1 278      (5 176)                        (3 898)

Balance December 31, 1995             1 577       1 597 050     950 216           -          2 548 843
Net income                                                      334 797                        334 797
Issuance of 8,988 shares of
  common stock - net                                    311                                        311
Treasury shares purchased                (4)        (14 887)                                   (14 891)
Treasury shares reissued                  4           8 599                                      8 603
Dividends on common stock (see
  page 57 for per share amounts)                               (274 358)                      (274 358)
Translation adjustments                                                         (131)             (131)
Costs of reacquisition of
  preferred stock of subsidiary                                 (18 391)                       (18 391)
Other                                                  (338)          9          ____             (329)

Balance December 31, 1996             1 577       1 590 735     992 273         (131)        2 584 454
Net income                                                      253 238                        253 238
Issuance of 65,529 shares of
  common stock - net                                  2 066                                      2 066
Treasury shares purchased               (11)        (46 199)                                   (46 210)
Treasury shares reissued                 11          26 729                                     26 740
Dividends on common stock (see
  page 57 for per share amounts)                               (283 866)                      (283 866)
Translation adjustments                                                         (394)             (394)
Other                                                  (267)      3 439                          3 172

Balance December 31, 1997            $1 577      $1 573 064    $965 084        $(525)       $2 539 200

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                  CINERGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         1997          1996        1995
                                                                  (in thousands)
Operating Activities
  Net income                                           $253 238      $334 797    $347 182
  Items providing or (using) cash:
    Depreciation                                        289 077       282 763     279 759
    Deferred income taxes and investment
      tax credits - net                                  67 638        47 912      28 411
    Equity in earnings of unconsolidated
      subsidiaries                                      (35 239)      (25 430)       -
    Extraordinary item - equity share of windfall
      profits tax                                       109 400          -           -
    Allowance for equity funds used during
      construction                                          (98)       (1 225)     (1 964)
    Regulatory assets - net                              71 310        39 282      33 324
    Changes in current assets and current
      liabilities
        Restricted deposits                                (598)         (358)     (1 035)
        Accounts receivable, net of reserves
          on receivables sold                          (217 157)      132 749     (71 641)
        Materials, supplies, and fuel                    21 817        44 005      51 214
        Accounts payable                                183 296        37 281       1 672
        Litigation settlement                              -          (80 000)       -
        Accrued taxes and interest                      (21 414)       (1 289)     52 233
    Other items - net                                    32 175        44,604      16 538

        Net cash provided by operating activities       753 445       855 091     735 693

Financing Activities
  Issuance of common stock                                2 066           311      60 139
  Issuance of long-term debt                            100 062       150 217     260 280
  Funds on deposit from issuance of long-term debt         -              973       9 987
  Retirement of preferred stock of subsidiaries         (16 269)     (212 487)    (93 466)
  Redemption of long-term debt                         (336 312)     (237 183)   (398 833)
  Change in short-term debt                             191 811       572 417      20 900
  Dividends on common stock                            (283 866)     (274 358)   (268 851)

        Net cash used in financing activities          (342 508)         (110)   (409 844)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)             (328 055)     (323 013)   (324 905)
  Deferred demand-side management costs                 (19 867)      (44 344)    (57 571)
  Investments in unconsolidated subsidiaries            (29 032)     (503 349)       -
  Equity investments in Argentine utilities                -             -         19 799

        Net cash used in investing activities          (376 954)     (870 706)   (362 677)

Net increase (decrease) in cash and temporary
  cash investments                                       33 983       (15 725)    (36 828)
Cash and temporary cash investments at beginning
  of period                                              19 327        35 052      71 880
Cash and temporary cash investments at end of
  period                                               $ 53 310      $ 19 327    $ 35 052

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)               $235 948      $207 393    $218 357
    Income taxes                                        140 655       141 917     140 189

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

RESULTS OF OPERATIONS - CINERGY

Kilowatt-Hour (kwh) Sales

Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale and significantly contributed to the increase in total kwh sales of 78.7%, as compared to 1996. The increase in retail sales, which reflects a higher average number of commercial and industrial customers, was partially offset by a decline in residential sales as a result of mild weather. (See Note 1(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" and the "Market Risk Sensitive Instruments and Positions" section for discussions on Cinergy's power marketing and trading operations.)

Cinergy's total kwh sales in 1996, as compared to 1995, increased 11.0% reflecting an increase in sales to all customer classes. Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale. The increase in retail sales which reflects a higher average number of residential and commercial customers was partially offset by the return to more normal weather in 1996. The increase in industrial sales was due to growth in the primary metals sector.

As compared to 1994, total kwh sales in 1995 increased 4.1% reflecting higher sales to all retail customer classes. Contributing significantly to this increase were higher residential and commercial sales due to warmer weather during the 1995 summer cooling season and colder weather during the fourth quarter of 1995. Additionally, increased sales to industrial customers, reflecting growth in the primary metals and chemicals sectors, contributed to the increased kwh sales level. These increases were offset, in part, by a decline in non-firm power sales for resale.

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1997        1996       1995
   Retail
     Residential                            (3.8)%       2.4%       5.8%
     Commercial                              1.6         1.3        4.3
     Industrial                              2.9         3.3        4.6

   Total retail                               .3         2.4        4.9

   Sales for resale
     Firm power obligations                 15.5        10.5        1.7
     Non-firm power transactions           460.3        82.0       (1.3)

   Total sales for resale                  363.9        59.6        (.4)

   Total sales                              78.7        11.0        4.1

Cinergy currently forecasts a 2% annual compound growth rate in kwh sales over the 1998 through 2002 period. This forecast excludes non-firm power sales for resale and any potential new off-system, long-term firm power sales.

Thousand Cubic Feet (Mcf) Sales and Transportation

The milder weather experienced in 1997 contributed to a decrease in residential and commercial gas sales volumes and led to an 8.2% decrease in total sales volumes and a 1.1% decrease in total sales and transportation volumes, as compared to 1996. An increase in gas transportation volumes and a decline in industrial sales resulted from customers electing to purchase gas directly from suppliers using transportation services provided by Cinergy.

Mcf gas sales and transportation volumes increased 8.4% in 1996, as compared to 1995. Colder weather in the first half of 1996 led to increased gas sales to residential and commercial customers. Also contributing to the increase in total sales was an increase in the number of residential and commercial customers. Industrial sales decreased and gas transported increased as customers continued to purchase gas directly from suppliers.

Total gas sales and transportation volumes increased 8.6% in 1995, as compared to 1994. Increased sales to residential customers, resulting from colder weather during the fourth quarter of 1995 and an increase in the number of customers, contributed to the higher sales levels. Additionally, increases in commercial and industrial transportation volumes, which resulted from customers electing to purchase gas directly from suppliers, more than offset declines in industrial and commercial sales.


Year-to-year changes in Mcf sales for each major class of customers and Mcf transportation volumes are shown below:

                                         Increase (Decrease) from Prior Year

                                              1997       1996        1995

   Retail
     Residential                             (6.4)%       3.6%       10.5%
     Commercial                              (9.7)        7.8        (2.0)
     Industrial                              (8.8)      (13.3)      (26.6)

   Total sales                               (8.2)        2.1         1.5

   Gas transported                           10.1        19.8        24.4

   Total gas sold and transported            (1.1)        8.4         8.6

Operating Revenues

ELECTRIC OPERATING REVENUES

Increased kwh sales, as previously discussed, a full year's effects of PSI's retail rate increases approved in the September 1996 Order, as amended in August 1997, and the December 1996 DSM Order significantly contributed to the $1 billion (39%) increase in electric operating revenues, when compared to 1996. Also contributing to the increase was the return of approximately $13 million to customers in 1996 in accordance with the February 1995 Order. The February 1995 Order required all retail operating income above a certain rate of return to be refunded to customers. Partially offsetting these increases was the operation of CG&E's fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

The $156 million (6%) increase in 1996 electric operating revenues, as compared to 1995, is due, in large part, to the increase in kwh sales as previously discussed. Also contributing to the increase was the effect of PSI's September 1996 Order, as well as, a full year's effect of PSI's 4.3% retail rate increase approved in the February 1995 Order and PSI's 1.9% increase for carrying costs on construction work in progress property which was approved by the IURC in March 1995. These rate increases were offset by the return of approximately $10 million to PSI's customers in accordance with the February 1995 Order, the operation of CG&E's fuel adjustment clauses reflecting a lower average cost of fuel used in electric production, and a decrease in ULH&P's electric rates reflecting a reduction in the cost of electricity purchased from CG&E.

Higher retail kwh sales, PSI's electric rate increases which became effective in February 1995 and March 1995, and a full year's effect of CG&E's electric rate increase which became effective in May 1994, significantly contributed to the $167 million (7%) increase in electric operating revenues for 1995, when compared to 1994.

An analysis of electric operating revenues for the past three years is shown below:

                                                 1997        1996      1995
                                                   (dollars in millions)

Previous year's electric
  operating revenues                            $2 769      $2 613    $2 446
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                           9          (1)       54
    Sales for resale
      Firm power obligations                       (10)         (4)       (1)
      Non-firm power transactions                  113           -         4
  Total change in price per kwh                    112          (5)       57

  Kwh sales
    Retail                                           7          56       109
    Sales for resale
      Firm power obligations                        14           9         1
      Non-firm power transactions                  956          94        (1)
  Total change in kwh sales                        977         159       109

  Other                                              4           2         1

Current year's electric
  operating revenues                            $3 862      $2 769    $2 613

GAS OPERATING REVENUES

The increasing trend of industrial customers purchasing gas directly from producers and using CG&E facilities to transport the gas (see the "Mcf Sales and Transportation" section) continues to put downward pressure on gas operating revenues. Since providing transportation services does not necessitate recovery of the cost of gas purchased, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

CG&E's gas rate increase of 2.5% ($9 million annually) approved by the PUCO in the December 1996 Order and the operation of a gas cost recovery mechanism, reflecting a higher average cost per Mcf of gas purchased, contributed to the $17 million (4%) increase in gas operating revenues as compared to 1996. These increases were partially offset by the previously discussed changes in Mcf gas sales.

In 1996, gas operating revenues increased $63 million (15%), as compared to 1995. This increase is attributable to the increase in gas sales and transportation volumes. Also contributing to the increase was the operation of fuel adjustment clauses, reflecting a higher average cost per Mcf of gas purchased.

Gas operating revenues declined $32 million (7%) in 1995, as compared to 1994, as a result of the aforementioned trend toward increased transportation services and the operation of fuel adjustment clauses, reflecting a lower average cost per Mcf of gas purchased.

Operating Expenses

FUEL

Fuel Used in Electric Production Electric fuel costs declined $20 million (3%) when compared to 1996.

An analysis of fuel costs for the past three years is shown below:

                                                     1997      1996      1995
                                                           (in millions)

Previous year's fuel expense                         $713      $717      $713
Increase (Decrease) due to change in:
  Price of fuel                                         7       (48)      (23)
  Deferred fuel cost                                  (55)       42        (2)
  Kwh generation                                       28         2        29

Current year's fuel expense                          $693      $713      $717

Gas Purchased The increase in gas purchased expense of $17 million (7%) in 1997, as compared to 1996, reflects a higher average cost per Mcf of gas purchased. This increase was partially offset by a decline in the volumes of gas purchased.

Gas purchased increased $43 million (21%) in 1996, as compared to 1995, due to an increase in volumes purchased and a higher average cost per Mcf of gas purchased.

In 1995, gas purchased expense decreased $42 million (17%), as compared to 1994, primarily reflecting a decline in the average cost per Mcf of gas purchased.

PURCHASED AND EXCHANGED POWER

Purchased and exchanged power increased $1.1 billion and $111 million in 1997 and 1996, respectively. These increases primarily reflect increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations. (See Note 1(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" and the "Market Risk Sensitive Instruments and Positions" section for discussions on Cinergy's power marketing and trading operations.)

OTHER OPERATION

Other operation expenses increased $40 million (7%) in 1997, as compared to 1996. This increase is primarily due to higher other operation expenses of PSI relating to the Clean Coal Project, amortization of deferred DSM expenses, and amortization of deferred expenses associated with the Clean Coal Project, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order. The effect of PSI discontinuing deferral of certain DSM-related costs in accordance with provisions of the December 1996 DSM Order also added to the increase. Further contributing to the increase is the effect of CG&E curtailing certain deferrals associated with its DSM programs for new participants after December 31, 1996, due to the December 1996 Order that changed the benefit/cost tests that DSM programs must surpass in Ohio in order for certain DSM-related costs to be eligible for deferral. These increases were partially offset by the effect of charges in 1996 for early retirement and severance programs and the December 1996 Order (see below).

Other operation expenses increased $78 million (15%) in 1996, as compared to 1995. This increase is due to a number of factors, including increased administrative and general expenses reflecting, in part, charges of $35 million for voluntary early retirement and severance programs and charges totaling $6 million related to the December 1996 Order.

In 1995, other operation expenses decreased $29 million (5%), as compared to 1994. Charges of $62 million in 1994 for Merger Costs and other expenditures which cannot be recovered from customers under the merger savings sharing mechanisms authorized by regulators significantly contributed to the decrease. In addition, emphasis on achieving merger savings and other cost reductions led to lower operating costs for 1995. These decreases were partially offset by the recognition of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs, deferred Merger Costs, and deferred DSM costs, all of which are being recovered in revenues pursuant to the February 1995 Order.

MAINTENANCE

In 1997, maintenance costs decreased $17 million (9%), as compared to 1996. This decrease is primarily attributable to reduced outage related charges and other maintenance costs associated with PSI's and CG&E's electric production facilities. Reduced maintenance costs associated with PSI's electric transmission and distribution facilities also contributed to the decrease for 1997.

An increase of $12 million (6%) in maintenance costs for 1996, as compared to 1995, is primarily attributable to increased maintenance associated with the Clean Coal Project which began commercial operation in November 1995. Increased transmission and distribution expenses also contributed to the higher level of maintenance expense.

Maintenance costs decreased $19 million (9%) in 1995, as compared to 1994, primarily due to improved scheduling of routine maintenance on electric generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to this decrease.

DEPRECIATION

In 1995, depreciation expense decreased $15 million (5%), when compared to 1994, due in large part to the adoption of lower depreciation rates for PSI effective in March 1995. This decrease was partially offset by the effect of additions to utility plant.

AMORTIZATION OF PHASE-IN DEFERRALS AND PHASE-IN DEFERRED RETURN

Amortization of phase-in deferrals and phase-in deferred return reflect the PUCO-ordered phase-in plan for the Wm. H. Zimmer Generating Station (Zimmer). (See Note 1(k) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

POST-IN-SERVICE DEFERRED OPERATING EXPENSES - NET

Post-in-service deferred operating expenses - net reflect various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant is reflected in retail rates, net of amortization of these deferrals as they are recovered through retail rates. (See
Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes increased $12 million (5%) in 1995, primarily due to increased property taxes resulting from a greater investment in taxable property and higher property tax rates.

Other Income and Expenses - Net

POST-IN-SERVICE CARRYING COSTS

Post-in-service carrying costs reflect the deferral of carrying costs on certain generating units and other utility plant from the in-service date until the related plant is reflected in retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

The increase in equity in earnings of unconsolidated subsidiaries of $35 million for 1997, as compared to 1996, primarily reflects a full year's effect of the investment in Midlands. Midlands was purchased during the second quarter of 1996.

OTHER - NET

The $9 million change in other - net for 1997, as compared to 1996, is due, in part, to charges in 1996 of approximately $14 million associated with the December 1996 Order, a gain of approximately $4 million in 1997 on the sale of a PSI investment, and a loss of approximately $5 million in 1996 on the sale of a foreign subsidiary. These items were partially offset by gains of approximately $6 million in 1996 related to the sale of certain CG&E assets, approximately $2 million of increased expenses in 1997 associated with the sales of accounts receivable for PSI, CG&E, and ULH&P, and expenses of approximately $4 million resulting from the inclusion of the Greenwich acquisition in 1997.

In 1996, other - net changed $37 million, as compared to 1995, due to a number of factors including $4 million of interest received in 1995 on an income tax refund related to prior years, charges totaling $14 million associated with the December 1996 Order, expenses associated with CG&E's and ULH&P's sales of accounts receivable in 1996, and the effect of a $10 million gain in 1995 on the sale of Cinergy's investment in an Argentine utility.

The $31 million change in other - net in 1995, as compared to 1994, is due, in part, to interest on the income tax refund and the $10 million gain discussed above and charges of $17 million in 1994 for merger-related and other expenditures which cannot be recovered from customers.

Interest and Other Charges

INTEREST ON LONG-TERM DEBT

Interest on long-term debt decreased $23 million (11%) in 1996, as compared to 1995, due to the refinancing and redemptions of long-term debt by CG&E, PSI, and ULH&P during 1995 and 1996.

OTHER INTEREST

The $29 million increase in other interest, as compared to 1996, is primarily due to interest expense on increased short-term borrowings used to fund CG&E's redemption of first mortgage bonds and Cinergy's investments in non-regulated companies, including Avon Energy.

In 1996, other interest increased $10 million (50%), as compared to 1995, primarily reflecting increased interest expense on short-term borrowings used to fund Cinergy's investment in Avon Energy.

PREFERRED DIVIDEND REQUIREMENTS OF SUBSIDIARIES

Preferred dividend requirements of subsidiaries decreased $11 million (46%) and $8 million (25%) in 1997 and 1996, respectively. These decreases were primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer. (See Note 3(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Extraordinary Item - Equity Share of Windfall Profits Tax

Extraordinary item - equity share of windfall profits tax represents the one-time charge for the windfall profits tax levied against Midlands as recorded in the third quarter of 1997. (See Note 17 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

The Cincinnati
Gas & Electric
Company
and subsidiaries


                      THE CINCINNATI GAS & ELECTRIC COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                          1997           1996           1995
                                                    (in thousands)

Operating Revenues
  Electric
    Non-affiliated companies            $1 920 915     $1 458 828     $1 407 119
    Affiliated companies                    35 341         43 180         30 104
  Gas
    Non-affiliated companies               491 145        474 034        410 852
    Affiliated companies                     4 475              7           -
                                         2 451 876      1 976 049      1 848 075

Operating Expenses
  Fuel used in electric production         300 487        349 197        327 353
  Gas purchased                            266 123        249 116        206 250
  Purchased and exchanged power
    Non-affiliated companies               583 065         46 333         13 870
    Affiliated companies                    12 473         21 921         42 575
  Other operation                          308 239        330 169        291 874
  Maintenance                               90 097         96 205         94 688
  Depreciation                             163 418        160 951        158 986
  Amortization of phase-in deferrals        13 483         13 598          9 091
  Amortization of post-in-service
    deferred operating expenses              3 290          3 290          3 290
  Income taxes (Note 11)                   172 047        145 075        136 386
  Taxes other than income taxes            211 303        207 904        203 680
                                         2 124 025      1 623 759      1 488 043

Operating Income                           327 851        352 290        360 032

Other Income and Expenses - Net
  Allowance for equity funds
    used during construction                    98          1 225          1 790
  Phase-in deferred return                   8 008          8 372          8 537
  Income taxes (Note 11)                    33 286          9 139          4 587
  Other - net                              (14 262)       (21 296)         4 221
                                            27 130         (2 560)        19 135

Income Before Interest                     354 981        349 730        379 167

Interest
  Interest on long-term debt               110 134        123 616        143 334
  Other interest                            10 327          2 793          3 486
  Allowance for borrowed funds
    used during construction                (4 633)        (3 859)        (3 854)
                                           115 828        122 550        142 966

Net Income                                 239 153        227 180        236 201
Preferred Dividend Requirement                 868         10 643         17 673
Costs of Reacquisition of
  Preferred Stock (Note 3(b))                 -            18 391           -
Net Income Applicable to
  Common Stock                          $  238 285     $  198 146     $  218 528

The accompanying notes are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY

                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1997          1996
                                                       (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                         $4 700 631     $4 631 605
    Gas                                                 746 903        713 829
    Common                                              186 078        185 255
                                                      5 633 612      5 530 689
  Accumulated depreciation                            2 008 005      1 868 579
                                                      3 625 607      3 662 110
  Construction work in progress                         118 133         95 984
      Total utility plant                             3 743 740      3 758 094

Current Assets
  Cash and temporary cash investments                     2 349          5 120
  Restricted deposits                                     1 173          1 171
  Notes receivable from affiliated companies             27 193         31 740
  Accounts receivable less accumulated
    provision for doubtful accounts of $9,199 in
    1997 and $9,178 in 1996 (Note 6)                    193 549        117 912
  Accounts receivable from affiliated companies          35 507          2 453
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                  29 682         29 865
    Gas stored for current use                           29 174         32 951
    Other materials and supplies                         49 111         52 023
  Prepayments and other                                  31 827         32 433
                                                        399 565        305 668

Other Assets
  Regulatory assets (Note 1(f))
    Amounts due from customers - income taxes           350 515        344 126
    Post-in-service carrying costs and deferred
      operating expenses                                134 672        141 492
    Phase-in deferred return and depreciation            89 689         95 163
    Deferred demand-side management costs                38 318         33 534
    Deferred merger costs                                16 557         17 709
    Unamortized costs of reacquiring debt                36 575         38 439
    Other                                                 1 439         19 545
  Other                                                 103 368         89 908
                                                        771 133        779 916

                                                     $4 914 438     $4 843 678

The accompanying notes are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY

CAPITALIZATION AND LIABILITIES

                                                            December 31
                                                         1997          1996
                                                       (dollars in thousands)

Common Stock Equity (Note 2)
  Common stock - $8.50 par value;
    authorized shares - 120,000,000;
    outstanding shares - 89,663,086 in 1997 and
    89,663,086 in 1996                               $  762 136    $  762 136
  Paid-in capital                                       534 649       536 276
  Retained earnings                                     313 803       247 403
      Total common stock equity                       1 610 588     1 545 815

Cumulative Preferred Stock (Note 3)
  Not subject to mandatory redemption                    20 793        21 146

Long-term Debt (Note 4)                               1 324 432     1 381 108
      Total capitalization                            2 955 813     2 948 069

Current Liabilities
  Long-term debt due within one year (Note 4)              -          130 000
  Notes payable and other short-term
    obligations (Note 5)                                289 000       214 488
  Notes payable to affiliated companies                  12 253           103
  Accounts payable                                      249 538       166 064
  Accounts payable to affiliated companies               10 821        12 726
  Accrued taxes                                         149 129       144 261
  Accrued interest                                       25 430        30 570
  Other                                                  29 950        32 191
                                                        766 121       730 403

Other Liabilities
  Deferred income taxes (Note 11)                       794 396       767 085
  Unamortized investment tax credits                    116 966       123 185
  Accrued pension and other postretirement
    benefit costs (Notes 9 and 10)                      180 566       165 282
  Other                                                 100 576       109 654
                                                      1 192 504     1 165 206
Commitments and Contingencies (Note 12)
                                                     $4 914 438    $4 843 678

                      THE CINCINNATI GAS & ELECTRIC COMPANY

            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                     Common      Paid-in       Retained     Total Common
                                      Stock      Capital       Earnings     Stock Equity
                                                 (dollars in thousands)

Balance December 31, 1994           $762 136     $337 874      $432 962      $1 532 972
Net income                                                      236 201         236 201
Dividends on preferred stock                                    (17 673)        (17 673)
Dividends on common stock                                      (219 550)       (219 550)
Other                                               1 227        (4 714)         (3 487)

Balance December 31, 1995            762 136      339 101       427 226       1 528 463
Net income                                                      227 180         227 180
Dividends on preferred stock                                    (10 643)        (10 643)
Dividends on common stock                                      (377 969)       (377 969)
Contribution from parent company                  197 207                       197 207
Costs of reacquisition of
  preferred stock                                               (18 391)        (18 391)
Other                                                 (32)                          (32)

Balance December 31, 1996            762 136      536 276       247 403       1 545 815
Net income                                                      239 153         239 153
Dividends on preferred stock                                       (871)           (871)
Dividends on common stock                                      (170 400)       (170 400)
Other                                              (1 627)       (1 482)         (3 109)

Balance December 31, 1997           $762 136     $534 649      $313 803      $1 610 588

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         1997         1996         1995
                                                                 (in thousands)

Operating Activities
  Net income                                           $239 153     $227 180     $236 201
  Items providing or (using) cash:
    Depreciation                                        163 418      160 951      158 986
    Deferred income taxes and investment
      tax credits - net                                  16 443       18 929       26 938
    Allowance for equity funds used during
      construction                                          (98)      (1 225)      (1 790)
    Regulatory assets - net                              32 822       39 561       21 454
    Changes in current assets and current
      liabilities
        Restricted deposits                                  (2)         (27)      (1 046)
        Accounts and notes receivable, net of
          reserves on receivables sold                 (105 829)     156 182      (65 350)
        Materials, supplies, and fuel                     6 872        2 437       14 039
        Accounts payable                                 81 569       19 587       38 386
        Accrued taxes and interest                         (272)      10 165       17 533
    Other items - net                                     4 629       46 601          297

        Net cash provided by operating activities       438 705      680 341      445 648

Financing Activities
  Issuance of long-term debt                            100 062         -         260 280
  Retirement of preferred stock                            (234)        -         (93 450)
  Redemption of long-term debt                         (290 612)    (162 583)    (338 378)
  Change in short-term debt                              86 662       30 591       69 500
  Dividends on preferred stock                             (871)     (10 643)     (17 673)
  Dividends on common stock                            (170 400)    (377 969)    (219 550)

        Net cash used in financing activities          (275 393)    (520 604)    (339 271)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)             (156 499)    (142 053)    (138 325)
  Deferred demand-side management costs                  (9 584)     (19 176)     (13 956)

        Net cash used in investing activities          (166 083)    (161 229)    (152 281)

Net decrease in cash and temporary cash investments      (2 771)      (1 492)     (45 904)
Cash and temporary cash investments at beginning
  of period                                               5 120        6 612       52 516
Cash and temporary cash investments at end of
  period                                               $  2 349     $  5 120     $  6 612

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)               $115 801     $117 848     $137 892
    Income taxes                                        106 154      109 034       79 769

The accompanying notes are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - CG&E

Kwh Sales

Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale and significantly contributed to the increase in total kwh sales of 72.6%, as compared to 1996. Partially offsetting this increase was a decline in residential sales, as a result of mild weather. Kwh sales (and related revenues and expenses) outside of Cinergy's control area resulting from Cinergy's power marketing and trading operations are allocated 50%/50% between CG&E and PSI. (See Note 1(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" and the "Market Risk Sensitive Instruments and Positions" section for discussions on Cinergy's power marketing and trading operations.)

CG&E's total kwh sales increased 10.6% in 1996, as compared to 1995, reflecting an increase in sales to all customer classes. The increase in retail sales, which reflects a higher average number of residential and commercial customers, was partially offset by the return to more normal weather in 1996. The increase in industrial sales was due to growth in the primary metals sector. Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale.

Kwh sales for 1995 increased 15.3% over 1994, reflecting increased sales to all customer classes. Significantly contributing to this increase were higher non-firm power sales for resale primarily due to increased sales to PSI, as a result of the coordination of CG&E's and PSI's electric dispatch systems. Higher residential and commercial sales resulted primarily from warmer weather during the 1995 summer cooling season and colder weather during the fourth quarter of 1995. Additionally, increased sales to industrial customers were mainly attributable to growth in the primary metals and chemicals sectors.

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                   Increase (Decrease) from Prior Year

                                       1997      1996      1995
   Retail
     Residential                      (6.8)%      4.7%      3.8%
     Commercial                        1.9        2.3       3.4
     Industrial                        4.1        3.4       3.9

   Total retail                        (.5)       3.3       3.8

   Sales for resale
     Firm power obligations           (8.4)       3.7       6.3
     Non-firm power transactions     356.5       51.7     211.8

   Total sales for resale            337.5       48.1     172.6

   Total sales                        72.6       10.6      15.3

CG&E currently forecasts a 2% annual compound growth rate in kwh sales over the 1998 through 2002 period. This forecast excludes non-firm power sales for resale and any potential new off-system, long-term firm power sales.

Mcf Sales and Transportation

The milder weather experienced in 1997 contributed to a decrease in residential and commercial gas sales volumes and led to an 8.2% decrease in total sales volumes and a 1.1% decrease in total sales and transportation volumes, as compared to 1996. An increase in gas transportation volumes and a decline in industrial sales resulted from customers electing to purchase gas directly from suppliers, using transportation services provided by CG&E.

Mcf gas sales and transportation volumes increased 8.4% in 1996, as compared to 1995. Colder weather in the first half of 1996 led to increased gas sales to residential and commercial customers. Also contributing to the increase in total sales was an increase in the number of residential and commercial customers. Industrial sales decreased and gas transported increased as customers continued to purchase gas directly from suppliers.

Total gas sales and transportation volumes increased 8.6% in 1995, as compared to 1994. Increased sales to residential customers, resulting from colder weather during the fourth quarter of 1995 and an increase in the number of customers, contributed to the higher sales levels. Additionally, increases in commercial and industrial transportation volumes, which resulted from customers electing to purchase gas directly from suppliers, more than offset declines in industrial and commercial sales.

Year-to-year changes in Mcf sales for each major class of customers and Mcf transportation volumes are shown below:

                                 Increase (Decrease) from Prior Year

                                     1997      1996      1995

   Retail
     Residential                     (6.4)%     3.6%     10.5%
     Commercial                      (9.7)      7.8      (2.0)
     Industrial                      (8.8)    (13.3)    (26.6)

   Total sales                       (8.2)      2.1       1.5

   Gas transported                   10.1      19.8      24.4

   Total gas sold and transported    (1.1)      8.4       8.6

Operating Revenues

ELECTRIC OPERATING REVENUES

Electric operating revenues increased by $454 million (30%) in 1997 and $65 million (5%) in 1996. These increases primarily reflect the increased kwh sales, as previously discussed. Partially offsetting these increases was the operation of the fuel adjustment clause reflecting a lower average cost of fuel used in electric production.

Electric operating revenues increased $91 million (7%) in 1995, as compared to 1994. This increase reflects the higher kwh sales, as previously discussed and a full year's effect of CG&E's electric rate increase which became effective in May 1994. This increase was partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

An analysis of electric operating revenues for the past three years is shown below:

                                          1997      1996      1995
                                                (in millions)
Previous year's electric
  operating revenues                     $1 502    $1 437    $1 346
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                  (44)      (13)      (10)
    Sales for resale
      Firm power obligations               -         -            1
      Non-firm power transactions           107       (10)       (9)
  Total change in price per kwh              63       (23)      (18)

  Kwh sales
    Retail                                   (8)       44        49
    Sales for resale
      Firm power obligations                 (1)        1         1
      Non-firm power transactions           395        41        60
  Total change in kwh sales                 386        86       110

  Other                                       5         2        (1)
Current year's electric
  operating revenues                     $1 956    $1 502    $1 437

GAS OPERATING REVENUES

The increasing trend of industrial customers purchasing gas directly from producers and using CG&E facilities to transport the gas (see the "Mcf Sales and Transportation" section) continues to put downward pressure on gas operating revenues. Since providing transportation services does not necessitate recovery of the cost of gas purchased, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

CG&E's gas rate increase of 2.5% ($9 million annually) approved by the PUCO in the December 1996 Order and the operation of a gas cost recovery mechanism, reflecting a higher average cost per Mcf of gas purchased, contributed to the $22 million (5%) increase in gas operating revenues as compared to 1996. These increases were partially offset by the previously discussed changes in Mcf gas sales.

Gas operating revenues increased $63 million (15%) in 1996, as compared to 1995. This increase is attributable to the increase in gas sales and transportation volumes. Also contributing to the increase was the operation of the fuel adjustment clause, reflecting a higher average cost per Mcf of gas purchased.

In 1995, gas operating revenues declined $32 million (7%), as compared to 1994, as a result of the aforementioned trend toward increased transportation services and the operation of the fuel adjustment clause, reflecting a lower average cost per Mcf of gas purchased.

Operating Expenses

FUEL

Fuel Used in Electric Production Electric fuel costs decreased $49 million (14%) in 1997, when compared to 1996.

An analysis of fuel costs for the past three years is shown below:

                                              1997      1996     1995
                                                   (in millions)

Previous year's fuel expense                  $349      $327     $325
Increase (Decrease) due to change in:
  Price of fuel                                  8       (38)     (10)
  Deferred fuel cost                           (50)       34      (10)
  Kwh generation                                (7)       26       22

Current year's fuel expense                   $300      $349     $327

Gas Purchased The increase in gas purchased expense of $17 million (7%) in 1997, as compared to 1996, reflects a higher average cost per Mcf of gas purchased. This increase was partially offset by a decline in the volumes of gas purchased.

Gas purchased increased $43 million (21%) in 1996, as compared to 1995, due to an increase in volumes purchased and a higher average cost per Mcf of gas purchased.

In 1995, gas purchased expense decreased $42 million (17%), as compared to 1994, primarily reflecting a decline in the average cost per Mcf of gas purchased.

PURCHASED AND EXCHANGED POWER

Purchased and exchanged power increased $527 million and $12 million in 1997 and 1996, respectively. These increases primarily reflect increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations. (See Note 1(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" and the "Market Risk Sensitive Instruments and Positions" section for discussion on Cinergy's power marketing and trading operations.)

Purchased and exchanged power costs increased $36 million in 1995, as compared to 1994, reflecting increased purchases from PSI resulting from the coordination of PSI's and CG&E's electric dispatch systems. This increase was partially offset by a decline in third-party, short-term power sales to other utilities.

OTHER OPERATION

Other operation expenses decreased $22 million (7%) in 1997, as compared to 1996. This decrease is primarily due to the effect of charges in 1996 for early retirement and severance programs and the December 1996 Order (see below). This decrease is partially offset by the effect of CG&E curtailing certain deferrals associated with its DSM programs for new participants after December 31, 1996, due to the December 1996 Order that changed the benefit/cost tests that DSM programs must surpass in Ohio in order for certain DSM-related costs to be eligible for deferral.

Other operation increased $38 million (13%) in 1996, as compared to 1995. This increase is attributable to higher administrative and general expenses reflecting, in part, charges of $30 million for voluntary early retirement and severance programs and charges totaling $6 million related to the December 1996 Order. The increase is partially offset by a decrease in electric distribution expenses.

In 1995, other operation expenses decreased $44 million (13%), as compared to 1994. Charges of $52 million in 1994 for Merger Costs and other expenditures, which cannot be recovered from customers under the merger savings sharing mechanism authorized by the PUCO, significantly contributed to the decrease. In addition, emphasis on achieving merger savings and other cost reductions led to lower operating costs for 1995. The decrease was partially offset by the write-off of obsolete inventory in December 1995.

MAINTENANCE

In 1997, maintenance costs decreased $6 million (6%), as compared to 1996. This decrease is primarily attributable to reduced outage related charges and other maintenance costs associated with electric production facilities. Reduced maintenance costs associated with electric distribution facilities also contributed to the decrease for 1997.

The decrease in maintenance expense of $12 million (11%) in 1995, as compared to 1994, was primarily attributable to improved scheduling of routine maintenance on electric generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

AMORTIZATION OF PHASE-IN DEFERRALS AND PHASE-IN DEFERRED RETURN

Amortization of phase-in deferrals and phase-in deferred return reflect the PUCO-ordered phase-in plan for Zimmer. (See Note 1(k) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

AMORTIZATION OF POST-IN-SERVICE DEFERRED OPERATING EXPENSES

Amortization of post-in-service deferred operating expenses reflect the amortization of certain deferrals as they are recovered through retail rates. These deferrals include depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant is reflected in retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Other Income and Expenses - Net

OTHER - NET

The $7 million change in other - net for 1997, as compared to 1996, is due primarily to charges in 1996 of approximately $14 million associated with the December 1996 Order. These charges were partially offset by gains of approximately $6 million in 1996 related to the sale of certain CG&E assets, and approximately $2 million of increased expenses in 1997 associated with the sales of accounts receivable for CG&E and ULH&P.

The change in other - net of $26 million in 1996, as compared to 1995, is due to a number of factors including $4 million of interest received in 1995 on an income tax refund related to prior years, charges totaling $14 million associated with the December 1996 Order, and expenses associated with CG&E's and ULH&P's sales of accounts receivable in 1996.

The increase in other - net of $11 million in 1995, as compared to 1994, is due, in part, to interest on the income tax refund discussed above and charges of $12 million in 1994 for merger-related and other expenditures which cannot be recovered from customers.

Interest and Other Charges

INTEREST ON LONG-TERM DEBT

In 1997, interest on long-term debt decreased $13 million (11%), as compared to 1996, primarily due to the redemptions and maturities of long-term debt in 1996 and 1997.

Interest on long-term debt decreased $20 million (14%) in 1996, as compared to 1995, due to the refinancing and redemptions of long-term debt in 1996 and 1995.

OTHER INTEREST

The $8 million increase in other interest, as compared to 1996, is primarily due to interest expense on increased short-term borrowings used to fund CG&E's redemption of first mortgage bonds.

PREFERRED DIVIDEND REQUIREMENT

Preferred dividend requirements decreased $10 million (92%) and $7 million (40%) in 1997 and 1996, respectively. These decreases were primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer. (See Note 3(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

In 1995, CG&E's preferred dividend requirement decreased $5 million (21%), as compared to 1994. The decrease was attributable to the early redemption of preferred stock in April 1994 and July 1995.

PSI Energy, Inc.
and Subsidiaries

                                PSI ENERGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                                           1997           1996           1995
                                                     (in thousands)

Operating Revenues
  Non-affiliated companies              $1 940 783     $1 309 878     $1 205 460
  Affiliated companies                      17 686         22 084         42 575
                                         1 958 469      1 331 962      1 248 035

Operating Expenses
  Fuel                                     392 948        364 053        389 401
  Purchased and exchanged power
    Non-affiliated companies               636 293        112 505         33 762
    Affiliated companies                    29 932         43 343         30 104
  Other operation                          344 878        268 478        228 508
  Maintenance                               86 374         97 703         87 492
  Depreciation                             125 659        121 812        120 773
  Post-in-service deferred operating
    expenses - net                           1 072         (4 799)        (5 790)
  Income taxes (Note 11)                    76 890         73 194         85 043
  Taxes other than income taxes             53 721         49 911         51 853
                                         1 747 767      1 126 200      1 021 146

Operating Income                           210 702        205 762        226 889

Other Income and Expenses - Net
  Allowance for equity funds
    used during construction                  -              -               174
  Post-in-service carrying costs              -             1 223          3 186
  Income taxes (Note 11)                    (1 039)        (3 997)           941
  Other - net                                6 997          1 878         (3 188)
                                             5,958           (896)         1 113

Income Before Interest                     216 660        204 866        228 002

Interest
  Interest on long-term debt                71 638         67 001         70 577
  Other interest                            13 584         14 511         15 821
  Allowance for borrowed funds
    used during construction                  (767)        (2 324)        (4 211)
                                            84 455         79 188         82 187

Net Income                                 132 205        125 678        145 815

Preferred Dividend Requirement              11 701         12 537         13 180

Net Income Applicable to Common Stock   $  120 504     $  113 141     $  132 635

The accompanying notes are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1997          1996
                                                       (dollars in thousands)

Electric Utility Plant - Original Cost
  In service                                         $4 280 551     $4 178 181
  Accumulated depreciation                            1 792 317      1 723 279
                                                      2 488 234      2 454 902
  Construction work in progress                          65 129         76 630
      Total electric utility plant                    2 553 363      2 531 532

Current Assets
  Cash and temporary cash investments                    18 169          2 911
  Restricted deposits                                     1 146            550
  Notes receivable from affiliated companies             21 998              3
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,183 in 1997 and
    $1,269 in 1996 (Note 6)                             198 008         74 289
  Accounts receivable from affiliated companies           6 384          4 016
  Materials, supplies, and fuel - at average cost
    Fuel                                                 28 234         41 865
    Other materials and supplies                         26 955         28 268
  Prepayments and other                                   4 438          3 184
                                                        305 332        155 086

Other Assets
  Regulatory assets (Note 1(f))
    Amounts due from customers - income taxes            23 941         33 068
    Post-in-service carrying costs and deferred
      operating expenses                                 43 832         44 904
    Coal contract buyout costs                          122 485        138 171
    Deferred demand-side management costs                71 278        101 208
    Deferred merger costs                                73 789         76 290
    Unamortized costs of reacquiring debt                29 667         32 079
    Other                                                44 094         52 938
  Other                                                 138 650        129 667
                                                        547 736        608 325

                                                     $3 406 431     $3 294 943

The accompanying notes are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.

CAPITALIZATION AND LIABILITIES

                                                             December 31
                                                         1997          1996
                                                       (dollars in thousands)

Common Stock Equity (Note 2)
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701 in 1997 and 1996 $      539     $      539
  Paid-in capital                                       400 893        402 947
  Retained earnings                                     636 228        626 089
      Total common stock equity                       1 037 660      1 029 575

Cumulative Preferred Stock (Note 3)
  Not subject to mandatory redemption                   157 196        173 086
Long-term Debt (Note 4)                                 826 470        945 270
      Total capitalization                            2 021 326      2 147 931

Current Liabilities
  Long-term debt due within one year (Note 4)            85 000         10 000
  Notes payable and other short-term
    obligations (Note 5)                                190 600        171 729
  Notes payable to affiliated companies                  16 435         13 186
  Accounts payable                                      212 833        114 330
  Accounts payable to affiliated companies               41 326         12 850
  Accrued taxes                                          69 304         73 206
  Accrued interest                                       21 369         24 045
  Other                                                   2 560         17 107
                                                        639 427        436 453

Other Liabilities
  Deferred income taxes (Note 11)                       403 535        372 997
  Unamortized investment tax credits                     49 296         52 750
  Accrued pension and other postretirement
    benefit costs (Notes 9 and 10)                      116 576         98 037
  Other                                                 176 271        186 775
                                                        745 678        710 559
Commitments and Contingencies (Note 12)
                                                     $3 406 431     $3 294 943

                                PSI ENERGY, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                     Common      Paid-in      Retained      Total Common
                                      Stock      Capital      Earnings      Stock Equity
                                                     (dollars in thousands)
Balance December 31, 1994             $539       $389 309      $493 103       $  882 951
Net income                                                      145 815          145 815
Dividends on preferred stock                                    (13 181)         (13 181)
Contribution from parent company                   13 926                         13 926
Other                                                  18          (462)            (444)

Balance December 31, 1995              539        403 253       625 275        1 029 067
Net income                                                      125 678          125 678
Dividends on preferred stock                                    (12 629)         (12 629)
Dividends on common stock                                      (112 076)        (112 076)
Other                                                (306)         (159)            (465)

Balance December 31, 1996              539        402 947       626 089        1 029 575
Net income                                                      132 205          132 205
Dividends on preferred stock                                    (11 795)         (11 795)
Dividends on common stock                                      (113 600)        (113 600)
Other                                              (2 054)        3 329            1 275

Balance December 31, 1997             $539       $400 893      $636 228       $1 037 660

The accompanying notes are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        1997        1996       1995
                                                               (in thousands)

Operating Activities
  Net income                                          $132 205   $125 678    $145 815
  Items providing or (using) cash:
    Depreciation                                       125 659    121 812     120 773
    Deferred income taxes and investment
      tax credits - net                                 35 661     29 925       5 201
    Allowance for equity funds used during
      construction                                        -          -           (174)
    Regulatory assets - net                             38 488       (279)     11 870
    Changes in current assets and current
      liabilities
        Restricted deposits                               (596)      (336)         16
        Accounts and notes receivable, net of
          reserves on receivables sold                (149 290)     2 722     (57 926)
        Materials, supplies, and fuel                   14 944     41 343      31 748
        Accounts payable                               126 979     10 363     (25 958)
        Litigation settlement                             -       (80 000)       -
        Accrued taxes and interest                      (6 578)     6 704      34 078
    Other items - net                                   14 630      3 813      18 714

        Net cash provided by operating activities      332 102    261 745     284 157

Financing Activities
  Issuance of long-term debt                              -       150 217        -
  Funds on deposit from issuance of long-term debt        -           973       9 987
  Retirement of preferred stock                        (16 035)   (15 116)        (16)
  Redemption of long-term debt                         (45 700)   (74 600)    (60 455)
  Change in short-term debt                             22 120    (13 616)      4 958
  Dividends on preferred stock                         (11 795)   (12 629)    (13 181)
  Dividends on common stock                           (113 600)  (112 076)       -
  Capital contribution from parent company                -          -         13 926

        Net cash provided by (used in) financing
          activities                                  (165 010)   (76 847)    (44 781)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)            (141 552)  (172 341)   (186 580)
  Deferred demand-side management costs                (10 282)   (25 168)    (43 615)

        Net cash used in investing activities         (151 834)  (197 509)   (230 195)

Net increase (decrease) in cash and temporary
  cash investments                                      15 258    (12 611)      9 181
Cash and temporary cash investments at beginning
  of period                                              2 911     15 522       6 341
Cash and temporary cash investments at end of
  period                                              $ 18 169   $  2 911    $ 15 522

Supplemental Disclosure Of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)              $ 82 959   $ 76 655    $ 80 465
    Income taxes                                        58 671     37 048      60 148

The accompanying notes are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - PSI

Kwh Sales

Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale and significantly contributed to the increase in total kwh sales of 69.1%, as compared to 1996. The increase in retail sales reflects a higher average number of commercial and industrial customers, which was partially offset by a decrease in residential sales, as a result of mild weather. Kwh sales (and related revenues and expenses) outside of Cinergy's control area resulting from Cinergy's power marketing and trading operations are allocated 50%/50% between CG&E and PSI. (See Note 1(c) of the
"Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" and the "Market Risk Sensitive Instruments and Positions" section for discussions on Cinergy's power marketing and trading operations.)

PSI's total kwh sales increased 11.0% in 1996, as compared to 1995. Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale. The increase in retail sales, which reflects a higher average number of residential and industrial customers, was partially offset by the return to more normal weather in 1996. The increase in industrial sales was due to growth in the primary metals and transportation equipment sectors.

As compared to 1994, total kwh sales in 1995 increased 6.3%, reflecting increased sales to all customer classes. Contributing significantly to this increase were higher residential and commercial sales due to warmer weather during the 1995 summer cooling season, colder weather during the fourth quarter of 1995, and an increase in the number of residential and commercial customers. Increased sales to industrial customers, reflecting growth in the primary metals, chemicals, and food products sectors, also contributed to the increased kwh sales level. This increase also reflects higher non-firm power sales for resale resulting from an increase in sales to CG&E reflecting the coordination of PSI's and CG&E's electric dispatch systems.

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                            1997         1996        1995
   Retail
     Residential                             (.5)%         - %        7.9%
     Commercial                              1.3          0.4         5.2
     Industrial                              2.1          3.3         5.1

   Total retail                              1.1          1.5         6.0

   Sales for resale
     Firm power obligations                 18.7         11.4         1.1
     Non-firm power transactions           277.9         51.6        10.2

   Total sales for resale                  219.1         40.2         7.4

   Total sales                              69.1         11.0         6.3

PSI currently forecasts a 3% annual compound growth rate in kwh sales over the 1998 through 2002 period. This forecast excludes non-firm power sales for resale and any potential new off-system, long-term firm power sales.

Operating Revenues

Increased kwh sales, as previously discussed, a full year's effects of PSI's retail rate increases approved in the September 1996 Order, as amended in August 1997, and the December 1996 DSM Order significantly contributed to the $626 million (47%) increase in electric operating revenues, when compared to 1996. Also contributing to the increase was the return of approximately $13 million to customers in 1996 in accordance with the February 1995 Order. The February 1995 Order required all retail operating income above a certain rate of return to be refunded to customers.

Operating revenues increased $84 million (7%) in 1996, as compared to 1995, due, in large part, to the increase in kwh sales as previously discussed. Also contributing to the increase was the effect of a 7.6% retail rate increase approved in the September 1996 Order, as well as a full year's effect of a 4.3% retail rate increase approved in the February 1995 Order and a 1.9% increase for carrying costs on construction work in progress (CWIP) property which was approved by the IURC in March 1995. Partially offsetting these increases was the return of approximately $10 million to customers in accordance with the February 1995 Order.

Higher kwh sales and electric rate increases which became effective in February 1995 and March 1995 significantly contributed to the $134 million (12%) increase in operating revenues for 1995, when compared to 1994.

An analysis of operating revenues for the past three years is shown below:

                                                    1997       1996     1995
                                                          (in millions)

Previous year's operating revenues                 $1 332     $1 248   $1 114
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                             56          8       68
    Sales for resale
      Firm power obligations                          (10)        (3)      (1)
      Non-firm power transactions                      93       -           1
  Total change in price per kwh                       139          5       68

  Kwh sales
    Retail                                             12         16       55
    Sales for resale
      Firm power obligations                           14          8        1
      Non-firm power transactions                     451         55        9
  Total change in kwh sales                           477         79       65

  Other                                                10       -           1

Current year's operating revenues                  $1 958     $1 332   $1 248

Operating Expenses

FUEL

Electric fuel costs increased $29 million (8%) in 1997, when compared to 1996.


An analysis of fuel costs for the past three years is shown below:

                                                     1997      1996      1995
                                                          (in millions)

Previous year's fuel expense                         $364      $389      $387
Increase (Decrease) due to change in:
  Price of fuel                                        (2)      (10)      (13)
  Deferred fuel cost                                   (5)        8         8
  Kwh generation                                       36       (23)        7

Current year's fuel expense                          $393      $364      $389

PURCHASED AND EXCHANGED POWER

Purchased and exchanged power increased $510 million and $92 million in 1997 and 1996, respectively. These increases primarily reflect increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations. (See Note 1(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" and the "Market Risk Sensitive Instruments and Positions" section for discussions on Cinergy's power marketing and trading operations.)

Purchased and exchanged power increased $22 million (54%) in 1995, as compared to 1994, reflecting increased purchases from CG&E as a result of the coordination of PSI's and CG&E's electric dispatch systems. This increase was partially offset by a decline in third party, short-term power sales to other utilities.

OTHER OPERATION

Other operation expenses increased $76 million (28%) in 1997, as compared to 1996. This increase is primarily due to higher other operation expenses relating to the Clean Coal Project, amortization of deferred DSM expenses, and amortization of deferred expenses associated with the Clean Coal Project, all of which are being recovered in revenues pursuant to either the September 1996 Order or the December 1996 DSM Order. The effect of discontinuing deferral of certain DSM-related costs in accordance with provisions of the December 1996 DSM Order also added to the increase. These increases were partially offset by the effect of charges in 1996 for early retirement and severance programs.

Other operation expenses increased approximately $40 million (17%) in 1996, as compared to 1995. This increase was due to a number of factors, including an increase related to the ongoing level and amortization of DSM expenses and an increase in production expenses associated with the operations of the Clean Coal Project, all of which are being recovered in revenues pursuant to the February 1995 and September 1996 Orders. Charges related to voluntary early retirement and severance programs and increased transmission costs also contributed to the higher level of other operation expenses.

In 1995, other operation expenses increased $15 million (7%), as compared to 1994. This increase was due to a number of factors, including the recognition of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs, deferred Merger Costs, and deferred DSM costs, all of which are being recovered in revenues pursuant to the February 1995 Order. These increases were partially offset by charges of $10 million in 1994 for severance benefits to former officers of PSI which cannot be recovered from customers under the merger savings sharing mechanisms authorized by the IURC. In addition, emphasis on achieving merger savings and other cost reductions also partially offset the increase in other operation expenses.

MAINTENANCE

In 1997, maintenance costs decreased $11 million (12%), as compared to 1996. This decrease is primarily attributable to reduced outage related charges and other maintenance costs associated with electric production facilities. Reduced maintenance costs associated with electric transmission and distribution facilities also contributed to the decrease for 1997.

An increase of $10 million (12%) in maintenance costs in 1996, as compared to 1995, is primarily attributable to increased maintenance associated with the Clean Coal Project which began commercial operation in November 1995. Increased transmission and distribution costs also contributed to the higher level of maintenance costs.

Maintenance costs decreased $7 million (7%) in 1995, as compared to 1994, primarily due to improved scheduling of routine maintenance on generating units and lower maintenance costs on transmission and distribution facilities.

DEPRECIATION

In 1995, depreciation expense decreased $17 million (12%), when compared to 1994, due, in large part, to the adoption of lower depreciation rates effective in March 1995. This decrease was partially offset by the effect of additions to utility plant.

POST-IN-SERVICE DEFERRED OPERATING EXPENSES - NET

Post-in-service deferred operating expenses - net reflect the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes increased $4 million (8%) in 1997, as compared to 1996, primarily due to an increase in the Indiana Corporate Gross Income Tax.

Taxes other than income taxes increased $6 million (12%) in 1995, as compared to 1994, primarily due to increased property taxes resulting from a greater investment in taxable property.

Other Income and Expenses - Net

POST-IN-SERVICE CARRYING COSTS

Post-in-service carrying costs reflect the deferral of carrying costs on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

OTHER - NET

The $5 million change in other - net for 1997, as compared to 1996, is primarily due to a gain in 1997 on the sale of a PSI investment.

Interest and Other Charges

INTEREST ON LONG-TERM DEBT

In 1997, interest on long-term debt increased $5 million (7%) over the prior year. The increase was primarily due to the net issuance of approximately $100 million of long-term debt during 1996 and 1997.

Interest on long-term debt decreased $4 million (5%) in 1996, as compared to 1995, due to the redemption of $135 million of long-term debt during the period from August 1995 through December 1996.

ALLOWANCE FOR BORROWED FUNDS USED DURING CONSTRUCTION

Allowance for borrowed funds used during construction decreased $2 million (45%) in 1996, as compared to 1995. This decrease is primarily attributable to a decrease in the average balance of CWIP, resulting from the Clean Coal Project being completed at the end of 1995.

Allowance for borrowed funds used during construction decreased $5 million (55%) in 1995, as compared to 1994, primarily as a result of a decrease in the average balance of CWIP, which was partially offset by an increase in the debt component of the AFUDC rate.

The Union Light,
Heat and Power
Company

                     THE UNION LIGHT, HEAT AND POWER COMPANY

                              STATEMENTS OF INCOME

                                           1997           1996           1995
                                                     (in thousands)

Operating Revenues
  Electric                               $192 774       $190 900       $187 180
  Gas                                      78 848         76 868         70 288
                                          271 622        267 768        257 468
Operating Expenses
  Electricity purchased from parent
    company for resale                    145 906        143 839        142 308
  Gas purchased                            44 354         41 185         36 745
  Other operation                          31 153         30 934         30 712
  Maintenance                               5 764          4 997          4 580
  Depreciation                             12 369         11 909         11 438
  Income taxes (Note 11)                    9 586          9 834          7 887
  Taxes other than income taxes             4 055          4 036          3 968
                                          253 187        246 734        237 638

Operating Income                           18 435         21 034         19 830

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                        97             (8)            71
  Income taxes (Note 11)                    1 100           (352)           (44)
  Other - net                              (1 947)        (1 417)             6
                                             (750)        (1 777)            33

Income Before Interest                     17 685         19 257         19 863

Interest
  Interest on long-term debt                3 523          4 016          7 161
  Other interest                            1 396            703            728
  Allowance for borrowed funds used
    during construction                      (151)           (58)          (198)
                                            4 768          4 661          7 691

Net Income                               $ 12 917       $ 14 596       $ 12 172


The accompanying notes are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY

                                 BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1997          1996
                                                       (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                           $204 111      $195 053
    Gas                                                 155 167       148 203
    Common                                               19 073        19 285
                                                        378 351       362 541
  Accumulated depreciation                              133 213       122 310
                                                        245 138       240 231
  Construction work in progress                          14 346         9 050
      Total utility plant                               259 484       249 281

Current Assets
  Cash and temporary cash investments                       546         1 197
  Notes receivable from affiliated companies               -              100
  Accounts receivable less accumulated provision
    for doubtful accounts of $996 in 1997 and
    $1,024 in 1996 (Note 6)                               7 308        12 763
  Accounts receivable from affiliated companies             446           620
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                            5 401         6 351
    Other materials and supplies                            693           716
  Income tax refundable                                    -            1 670
  Prepayments and other                                     385           370
                                                         14 779        23 787
Other Assets
  Regulatory assets (Note 1(f))
    Deferred merger costs                                 5 213         5 218
    Unamortized costs of reacquiring debt                 3 590         3 764
    Other                                                 2 262         2 357
  Other                                                   6 262         5 146
                                                         17 327        16 485

                                                       $291 590      $289 553

The accompanying notes are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY

CAPITALIZATION AND LIABILITIES

                                                            December 31
                                                         1997          1996
                                                       (dollars in thousands)

Common Stock Equity (Note 2)
  Common stock - $15.00 par value;
    authorized shares - 1,000,000;
    outstanding shares - 585,333 in 1997
    and 1996                                           $  8 780      $  8 780
  Paid-in capital                                        18 683        18 839
  Retained earnings                                      95 450        92 484
      Total common stock equity                         122 913       120 103

Long-term Debt (Note 4)                                  44 671        44 617
      Total capitalization                              167 584       164 720

Current Liabilities
  Notes payable to affiliated companies                  23 487        30 649
  Accounts payable                                       11 097        12 018
  Accounts payable to affiliated companies               19 712        16 771
  Accrued taxes                                           6 332            84
  Accrued interest                                        1 286         1 284
  Other                                                   4 364         5 248
                                                         66 278        66 054

Other Liabilities
  Deferred income taxes (Note 11)                        26 211        33 463
  Unamortized investment tax credits                      4 516         4 797
  Accrued pension and other postretirement
    benefit costs (Notes 9 and 10)                       14 044        12 983
  Income taxes refundable through rates                   6 566         5 121
  Other                                                   6 391         2 415
                                                         57 728        58 779
Commitments and Contingencies (Note 12)
                                                       $291 590      $289 553


                     THE UNION LIGHT, HEAT AND POWER COMPANY

                  STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                     Common      Paid-in       Retained     Total Common
                                      Stock      Capital       Earnings     Stock Equity
                                                    (dollars in thousands)

Balance December 31, 1994            $8 780      $18 839       $74 203        $101 822
Net income                                                      12 172          12 172
Dividends on common stock                                       (3 512)         (3 512)

Balance December 31, 1995             8 780       18 839        82 863         110 482
Net income                                                      14 596          14 596
Dividends on common stock                                       (4 975)         (4 975)

Balance December 31, 1996             8 780       18 839        92 484         120 103
Net income                                                      12 917          12 917
Dividends on common stock                                       (9 951)         (9 951)
Other                                  -            (156)         -               (156)

Balance December 31, 1997            $8 780      $18 683       $95 450        $122 913

The accompanying notes are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                                                         1997        1996       1995
                                                                (in thousands)

Operating Activities
  Net income                                            $12 917    $14 596     $12 172
  Items providing or (using) cash:
    Depreciation                                         12 369     11 909      11 438
    Deferred income taxes and investment
      tax credits - net                                  (6 124)     9 857         652
    Allowance for equity funds used during
      construction                                          (97)         8         (71)
    Regulatory assets                                       100     (1 500)        170
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net
          of reserves on receivables sold                 4 507     20 758      (4 003)
        Materials, supplies, and fuel                       973     (1 339)      1 894
        Accounts payable                                  2 020     (4 690)     11 824
        Accrued taxes and interest                        7 920     (1 494)     (1 607)
    Other items - net                                     5 343     (6 554)      4 412

        Net cash provided by operating activities        39 928     41 551      36 881

Financing Activities
  Issuance of long-term debt                               -          -         14 704
  Redemption of long-term debt                             -       (26 083)    (37 036)
  Change in short-term debt                              (7 162)     7 606       8 543
  Dividends on common stock                              (9 951)    (4 975)     (3 512)

        Net cash used in financing activities           (17 113)   (23 452)    (17 301)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)              (23 466)   (18 652)    (18 901)

        Net cash used in investing activities           (23 466)   (18 652)    (18 901)

Net increase (decrease) in cash and temporary
  cash investments                                         (651)      (553)        679
Cash and temporary cash investments at beginning
  of period                                               1 197      1 750       1 071
Cash and temporary cash investments at end of
  period                                                $   546    $ 1 197     $ 1 750

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)                $ 4 490    $ 4 667     $ 8 121
    Income taxes                                          2 859      1 240       7 727

The accompanying notes are an integral part of these financial statements.

RESULTS OF OPERATIONS - ULH&P

Kwh Sales

Kwh sales decreased by 1.2%, compared to 1996. This decrease was a result of mild weather. This decline was partially offset by an increase in commercial sales, which reflects a higher average number of customers.

In 1996, total kwh sales increased 5.8% as compared to 1995, reflecting increased sales to all customer classes. The increase in retail sales, which reflects a higher average number of residential and commercial customers, was partially offset by the return to more normal weather in 1996. The increased industrial sales primarily reflect growth in the food products sector.

Total kwh sales in 1995, as compared to 1994, increased 7.2% reflecting increased sales to all customer classes. The increase in residential and commercial kwh sales was due to warmer weather during the 1995 summer cooling season and colder weather during the fourth quarter of 1995 and an increase in the average number of customers. The increased industrial sales primarily reflect growth in the primary metals sector.

ULH&P currently forecasts a 2% annual compound growth rate in kwh sales over the 1998 through 2002 period.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes decreased slightly, as compared to 1996. The milder weather experienced in 1997 contributed to a decrease in residential and commercial sales. Gas transportation volumes increased and industrial gas sales decreased as customers continued to purchase gas directly from suppliers using transportation services provided by ULH&P.

Mcf gas sales and transportation volumes increased 6.6%, as compared to 1995. Colder weather in the first quarter of 1996, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers led to increased sales to residential and commercial customers. This increase was partially offset by a decrease in industrial sales as customers continued to purchase gas directly from suppliers.

Total gas sales and transportation volumes increased 8.6% in 1995, as compared to 1994. The colder weather during the fourth quarter of 1995 primarily attributed to the increase in residential and commercial sales. These increases were partially offset by a decline in industrial sales resulting from customers electing to purchase directly from suppliers, creating additional demand for transportation services.

Operating Revenues

ELECTRIC OPERATING REVENUES

Electric operating revenues increased $2 million (1%) in 1997, $4 million (2%) in 1996, and $10 million (5%) in 1995. The increase in 1997 was partially due to the effect of an order issued by the Kentucky Public Service Commission in July 1996. This order authorized a decrease in electric rates, retroactive to July 1995, reflecting a reduction in the cost of electricity purchased from CG&E. Partially offsetting this increase was a decline in kwh sales, as previously discussed. Increases in 1996 and 1995 reflect higher kwh sales, which was partially offset by the lower average cost of electricity purchased.

GAS OPERATING REVENUES

The increasing trend of industrial customers purchasing gas directly from producers and using ULH&P facilities to transport the gas (see the "Mcf Sales and Transportation" section) continues to put downward pressure on gas operating revenues. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

The $2 million (3%) increase in gas operating revenues in 1997, as compared to 1996, was due to the operation of the fuel adjustment clause reflecting a higher average cost per Mcf of gas purchased.

Gas operating revenues increased $7 million (9%) in 1996, as compared to 1995. The increase was primarily attributable to the operation of the fuel adjustment clause reflecting an increase in the average cost per Mcf of gas purchased and an increase in total volumes sold and transported.

In 1995, gas operating revenues declined $2 million (2%), as compared to 1994, as a result of the aforementioned trend toward increased transportation services and the operation of the fuel adjustment clause reflecting a lower average cost per Mcf of gas purchased.

Operating Expenses

ELECTRICITY PURCHASED FROM PARENT COMPANY FOR RESALE

Electricity purchased increased $7 million (6%) in 1995, as compared to 1994, due to an increase in volumes purchased.

GAS PURCHASED

The increase in gas purchased expense of $3 million (8%) in 1997, as compared to 1996, reflects a higher average cost per Mcf of gas purchased partially offset by a decline in the volumes of gas purchased.

Gas purchased increased $4 million (12%) in 1996, as compared to 1995, due to an increase in volumes purchased and a higher average cost per Mcf of gas purchased, as previously discussed.

In 1995, gas purchased expense decreased $4 million (9%) from 1994 primarily due to a decrease in the average cost per Mcf of gas purchased.

OTHER OPERATION

In 1995, other operation expense decreased $2 million (5%), as compared to 1994, due, in part, to decreased gas and electric distribution expenses and decreased gas production expenses.

MAINTENANCE

In 1997, maintenance costs increased $1 million (15%), as compared to 1996. This increase is primarily attributable to increased maintenance costs on electric distribution facilities.

In 1996, maintenance costs increased $.4 million (9%) as compared to 1995, primarily as a result of increased transmission and distribution costs.

Maintenance costs decreased $1 million (16%) in 1995, as compared to 1994, primarily as a result of reduced maintenance costs on gas and electric distribution facilities.

DEPRECIATION

Depreciation expense increased $1 million (8%) in 1995, as compared to 1994, primarily due to additions to electric and gas plant in service.

Other Income and Expenses - Net

OTHER - NET

The $.5 million change in other - net for 1997, as compared to 1996, is primarily due to increased expenses associated with ULH&P's sales of accounts receivable.

The decrease in other - net of $1 million in 1996, as compared to 1995, is primarily attributable to expenses associated with the sales of accounts receivables in 1996.

Interest and Other Charges

INTEREST ON LONG-TERM DEBT

The $.5 million (12%) decrease in interest on long-term debt, as compared to 1996, is primarily due to the redemption of $25 million of long-term debt in 1996.

Interest on long-term debt decreased $3 million (44%) in 1996, as compared to 1995, due to the redemption of $25 million and $35 million of long-term debt in 1996 and 1995, respectively.

OTHER INTEREST

The $1 million increase in other interest, as compared to 1996, is primarily due to increased short-term borrowings from affiliated companies through Cinergy's money pool arrangement.

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Cinergy, CG&E, PSI, and ULH&P

(a) Nature of Operations Cinergy Corp., a Delaware corporation, (Cinergy or Company), is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Cinergy was created in the October 1994 merger of PSI Resources, Inc. (Resources) and The Cincinnati Gas & Electric Company (CG&E). Cinergy's utility subsidiaries are CG&E and PSI Energy, Inc. (PSI). CG&E, an Ohio combination electric and gas utility, and its five wholly-owned utility subsidiaries (including The Union Light, Heat and Power Company, a Kentucky combination electric and gas utility (ULH&P)), are primarily engaged in the production, transmission, distribution, and sale of electric energy and/or the sale and transportation of natural gas in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. PSI, an Indiana electric utility and previously Resources' utility subsidiary, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. The majority of Cinergy's operating revenues are derived from the sale of electricity and the sale and transportation of natural gas.

Cinergy's non-utility subsidiaries are Cinergy Investments, Inc. (Investments) and Cinergy Services, Inc. (Services). Investments, a Delaware corporation, is a non-utility subholding company that was formed to hold and operate Cinergy's non-utility businesses and interests. Investments' principal activities include investments in Midlands Electricity plc (Midlands), Cinergy Global Power, Inc., and Trigen-Cinergy Solutions LLC (Trigen-Cinergy). (See Note 1(e) for a further discussion of Midlands.) Services, a Delaware corporation, is the service company for the Cinergy system, providing member companies with a variety of administrative, management, and support services.

Cinergy, CG&E, PSI, and ULH&P

(b) Presentation The accompanying Consolidated Financial Statements of Cinergy, CG&E, and PSI include the accounts of Cinergy, CG&E, and PSI, respectively, and their wholly-owned subsidiaries. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally, 20% to 50%
ownership) are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. (See Note 12.)

Certain reclassifications of prior years' data have been made to conform with the current year's presentation.

Cinergy, CG&E, and PSI

(c) Power Marketing and Trading Cinergy's power marketing and trading function actively markets and trades over-the-counter forward and option contracts for the purchase and sale of electricity. The majority of these contracts are settled via physical delivery of electricity or netted out in accordance with industry trading standards. Option premiums are deferred and included in the Consolidated Balance Sheets and amortized to "Operating Revenues - Electric" or "Purchased and exchanged power" in the Consolidated Statements of Income over the term of the option contract. Cinergy values its portfolio of over-the-counter forward and option contracts using the aggregate lower of cost or market method. To the extent there are net aggregate losses in the portfolio, Cinergy reserves for such losses. Net gains are recognized when realized. Due to the lack of liquidity and the volatility currently experienced in the power markets, significant assumptions must be made by the Company when estimating current market values for purposes of the aggregate lower of cost or market comparison. It is possible that the actual gains and losses from the Company's power marketing and trading activities could differ substantially from the gains and losses estimated currently.

Cinergy, CG&E, and PSI

(d) Financial Derivatives Cinergy and its subsidiaries use derivative financial instruments to hedge exposures to foreign currency exchange rates, lower funding costs, and manage exposures to fluctuations in interest rates. Instruments used as hedges must be designated as a hedge at the inception of the contract and must be effective at reducing the risk associated with the exposure being hedged. Accordingly, changes in market values of designated hedge instruments must be highly correlated with changes in market values of the underlying hedged items at inception of the hedge and over the life of the hedge contract.

Cinergy utilizes a currency swap to hedge its pound sterling denominated net investment in Avon Energy Partners Holdings (Avon Energy). Accordingly, any translation gains or losses related to the principal exchange on the currency swap are recorded in the cumulative foreign currency translation adjustment which is a separate component of common stock equity. Aggregate translation losses related to the principal exchange of the currency swap are reflected in "Current Liabilities - Other" in the Consolidated Balance Sheets.

Interest rate swaps are accounted for under the accrual method. Accordingly, gains and losses based on any interest differential between fixed-rate and floating-rate interest amounts, calculated on agreed upon notional principal amounts, are recognized in the Consolidated Statements of Income as a component of interest expense as realized over the life of the agreement.

Cinergy

(e) Investments in Unconsolidated Subsidiaries

Except for Cinergy's investment in Avon Energy, investments in unconsolidated subsidiaries are not significant. In May 1996, Cinergy and GPU, Inc. (GPU), a Pennsylvania corporation, entered into a 50%/50% joint venture agreement and formed Avon Energy, incorporated in London, England. Avon Energy, through a wholly-owned subsidiary, immediately began acquiring the outstanding common stock of Midlands, a United Kingdom (UK) regional electric company. During the third quarter of 1996, Avon Energy completed the acquisition of substantially all of the outstanding common stock of Midlands. The total consideration paid by Avon Energy was approximately 1.7 billion pounds sterling ($2.6 billion at then existing currency exchange rates). The funds for the acquisition were obtained from Cinergy's and GPU's investment in Avon Energy of approximately 330 million pounds sterling each ($500 million each), with the remainder being obtained by Avon Energy through the issuance of non-recourse debt. As a result of the allocation of the purchase price, Avon Energy has recorded goodwill of approximately 1.4 billion pounds sterling ($2 billion) in connection with its acquisition of Midlands. The goodwill is being amortized on a straight-line basis over 40 years.

Summarized financial information for Avon Energy is as follows:

                                                    December 31, 1997
                                                       Avon Energy
Assets                                                (in millions)
    Property, plant, and equipment                       $1 890
    Current assets                                          676
    Other assets                                          2 148
      Total assets                                       $4 714
Capitalization and Liabilities
    Total common shareholders' equity                    $1 006
    Long-term debt                                        1 533
    Other liabilities                                     2 175
      Total capitalization and
        liabilities                                      $4 714

Cinergy's investments in unconsolidated
   subsidiaries:          Avon Energy                    $  505
                          Other companies                    33
      Total investments in unconsolidated
      subsidiaries                                       $  538

                                                        Year Ended
                                                    December 31, 1997
                                                       Avon Energy
                                                      (in millions)
Operating revenues                                       $2 176
Net income before extraordinary item                     $  127
Extraordinary item - windfall profits
  tax (less applicable income taxes of $0)               $ (219)
Net loss                                                 $  (92)

Cinergy's equity in earnings of Avon Energy
  before extraordinary item                              $   63
Cinergy's equity in extraordinary item                   $ (109)

Cinergy's equity in earnings of: Avon Energy             $  (46)
                                 Other companies             (3)
Total equity in the earnings of unconsolidated
  subsidiaries                                           $  (49)

During 1997, Cinergy received $25 million of dividends from Avon Energy.

The pro forma financial information for 1996 presented below assumes 100% of Midlands was acquired on January 1, 1996. The pro forma adjustments include recognition of equity in the estimated earnings of Avon Energy, an adjustment for interest expense on debt associated with Cinergy's investment in Avon Energy, and related income taxes. The estimated earnings of Avon Energy include the historical earnings of Midlands prior to its acquisition by Avon Energy, adjusted for the estimated effect of purchase accounting (including the amortization of goodwill) and conversion to United States (US) GAAP, interest expense on debt issued by Avon Energy associated with the acquisition, and related income taxes. The equity in earnings of Avon Energy has been converted from pounds sterling to dollars using the average exchange rate for 1996 of $1.53/pound sterling.

                                              Year Ended December 31, 1996

                                              Net    Earnings Per Share(1)
                                             Income     Basic     Diluted
                                                  (in millions, except
                                                   per share amounts)

    Cinergy                                  $335     $2.00(2)   $1.99(2)
    Pro forma adjustments:
      Equity in earnings of Avon Energy        20
      Interest expense                        (14)
      Income taxes                              6
    Pro forma results                        $347     $2.08      $2.06

(1)  See Note 16.

(2) Earnings per share after a charge of $.12 per share for the cost of reacquiring preferred stock of CG&E through a tender offer.

Cinergy, CG&E, PSI, and ULH&P

(f) Regulation Cinergy, its utility subsidiaries (CG&E, together with its subsidiaries, and PSI), and certain of its non-utility subsidiaries are subject to regulation by the Securities and Exchange Commission (SEC) under the PUHCA. Cinergy's utility subsidiaries are also subject to regulation by the Federal Energy Regulatory Commission (FERC) and the state utility commissions of Indiana, Kentucky, and Ohio.

The accounting policies of Cinergy's utility subsidiaries conform to the accounting requirements and ratemaking practices of these regulatory authorities and to GAAP, including the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71).

Under the provisions of Statement 71, regulatory assets represent probable future revenue associated with deferred costs to be recovered from customers through the ratemaking process. Certain criteria must be met for regulatory assets to be recorded and for the continued application of the provisions of Statement 71, including regulated rates designed to recover the specific utility's costs. Failure to satisfy the criteria in Statement 71 would eliminate the basis for recognition of regulatory assets.

Based on Cinergy's current regulatory orders and the regulatory environment in which it currently operates, the recognition of its regulatory assets as of December 31, 1997, is fully supported. The regulatory assets of PSI and CG&E and its utility subsidiaries as of December 31 are as follows:

                                              1997                 1996
                                       PSI CG&E 1/Cinergy   PSI CG&E 1/Cinergy
                                                    (in millions)

Amounts due from customers -
  income taxes (Note 1(g))            $ 24 $350  $  374    $ 33 $344  $  377
Post-in-service carrying costs and
  deferred operating expenses
  (Note 1(h))                           44  135     179      45  141     186
Coal contract buyout costs (Note 1(i)) 122   -      122     138   -      138
Deferred demand-side management (DSM)
  costs (Note 1(j))                     71   39     110     102   33     135
Phase-in deferred return and
  depreciation (Note 1(k))              -    90      90      -    95      95
Deferred merger costs (Note 1(l))       74   16      90      76   18      94
Unamortized costs of reacquiring
  debt (Note 1(m))                      30   36      66      32   39      71
Coal gasification services expenses
  (Note 1(n))                           22   -       22      25   -       25
Other                                   22    2      24      28   20      48

  Total                               $409 $668  $1 077    $479 $690  $1 169

1/ Includes $11 million related to ULH&P at both December 31, 1997, and 1996.

PSI has previously received regulatory orders authorizing the recovery of $399 million of its total regulatory assets at December 31, 1997. CG&E has previously received regulatory orders authorizing the recovery of $595 million (including $4 million for ULH&P) of its total regulatory assets at December 31, 1997. Both PSI and CG&E (including ULH&P) will request recovery of additional amounts in future proceedings, which could include proceedings, if any, related to transition to customer choice in each applicable jurisdiction.

Cinergy, CG&E, PSI, and ULH&P

(g) Federal and State Income Taxes Under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement
109), deferred tax assets and liabilities are recognized for the income tax consequences of transactions treated differently for financial reporting and tax return purposes, measured on the basis of statutory tax rates. Investment tax credits utilized to reduce Federal income taxes payable have been deferred for financial reporting purposes and are being amortized over the useful lives of the property which gave rise to such credits.

Income tax provisions reflected in customer rates are regulated by the various regulatory commissions overseeing the regulated business operations of PSI, CG&E, and CG&E's utility subsidiaries. In accordance with the provisions of Statement 71, Cinergy, PSI, and CG&E have recorded a regulatory asset, "Amounts due from customers - income taxes," representing the probable recovery from customers of additional income taxes established under Statement 109. ULH&P has recorded a regulatory liability "Income taxes refundable through rates" representing the probable repayment to customers of income taxes established under Statement 109 to the extent deferred income taxes recovered in rates exceed amounts payable in future periods.

Cinergy, CG&E, and PSI

(h) Post-in-service Carrying Costs and Deferred Operating Expenses CG&E received various orders from the Public Utilities Commission of Ohio (PUCO) which permitted the deferral of carrying costs and non-fuel operating expenses (including depreciation) for the Wm. H. Zimmer Generating Station (Zimmer) and Woodsdale Generating Station (Woodsdale) units. Effective with the dates of the PUCO's orders reflecting the units in customer rates, the deferrals of post-in-service carrying costs are being recovered over the lives of the applicable units and the deferred non-fuel operating expenses are being recovered over a 10-year period.

PSI received authority from the Indiana Utility Regulatory Commission (IURC) for the accrual of the debt component of carrying costs (to the extent not recovered currently in retail rates) and the deferral of depreciation expense on certain major projects which are primarily environmental in nature. These projects include a 262-megawatt clean coal power generating facility located at the Wabash River Generating Station (Clean Coal Project) and a scrubber at Gibson Generating Station (Gibson). In a February 1995 order (February 1995 Order) and a September 1996 order (September 1996 Order), the IURC authorized the recovery of deferred costs incurred prior to August 31, 1995. These deferred costs are to be recovered over the remaining lives of the related assets. Deferrals incurred after this date will be requested for recovery in future proceedings. These proceedings could include proceedings, if any, related to transition to customer choice.

Cinergy and PSI

(i) Coal Contract Buyout Costs In August 1996, PSI entered into a coal supply agreement with Eagle Coal Company (Eagle) for the supply of approximately three million tons of coal per year. The agreement, which terminates December 31, 2000, provides for a buyout fee of $179 million (including interest) to be included in the price of coal to PSI over the term of the contract. This fee represents the costs to Eagle of the buyout of the coal supply agreement between PSI and Exxon Coal and Minerals Company. The retail jurisdictional portion of the buyout charge, excluding the portion applicable to joint owners, is being recovered through the quarterly fuel adjustment clause, with carrying costs on unrecovered amounts, through December 2002. PSI has also filed a petition at the FERC for recovery of the wholesale jurisdictional portion of the buyout costs through the wholesale fuel adjustment clause. Generally, the FERC will allow recovery if the utility can demonstrate there will be net benefits to customers during the buyout cost recovery period. The FERC is expected to issue an order on PSI's petition early in 1998.

Cinergy, CG&E, PSI, and ULH&P

(j) DSM A settlement agreement between PSI and certain intervenors, in a proceeding established to review PSI's current and proposed DSM programs, was approved by the IURC in December 1996. Beginning January 1, 1997, and continuing through December 31, 2000, the settlement agreement allows PSI to recover $35 million per year through a non-bypassable charge in PSI's retail rates. The $35 million is designed to recover all previously incurred, but as yet unrecovered, DSM costs and all costs related to satisfying remaining commitments associated with a previous DSM settlement agreement. The $35 million also includes recovery of carrying costs. Further, the agreement authorizes PSI to spend up to $8 million annually on ongoing DSM programs through the year 1999 and to collect such amounts currently in retail rates.

Additionally, in December 1996, the PUCO issued an order applicable to CG&E's DSM programs. The order requires CG&E to spend up to one-half of the annual $5 million currently included in retail rates on PUCO-sanctioned low-income residential programs. The remaining portion of the $5 million is to be applied to the recovery of DSM cost deferrals. CG&E's participation in the low-income programs will be a factor considered by the PUCO in setting future rates of return and approving competitive transition plans.

The Kentucky Public Service Commission has authorized concurrent recovery of costs related to various DSM programs of ULH&P.

Cinergy and CG&E

(k) Phase-in Deferred Return and Depreciation In May 1992, the PUCO issued an order (May 1992 Order) establishing a rate phase-in plan for Zimmer. In the first three years of the rate phase-in plan, rates charged to customers did not fully recover depreciation expense and return on investment. In accordance with the provisions of the May 1992 Order, this deficiency has been recognized as a regulatory asset and is being recovered over a seven-year period which began in May 1995.

Cinergy, CG&E, PSI, and ULH&P

(l) Deferred Merger Costs CG&E and its utility subsidiaries have deferred a portion of merger transaction costs and costs to achieve merger savings (collectively, Merger Costs) incurred through December 31, 1996, for future recovery in customer rates.

In accordance with various IURC orders, PSI has deferred Merger Costs incurred through October 31, 1996, and is recovering $44 million of these deferred costs incurred through August 31, 1995, over a ten-year period.

CG&E and PSI completed voluntary workforce reduction and severance programs in 1996. The pre-tax costs of these programs and the related accounting were as follows:

                                     1996 Programs
                                     (in millions)
                                    CG&E 1/     PSI

       Costs expensed                $30        $ 5
       Costs deferred                  9         33
                                     $39        $38

1/ Includes $2 million related to ULH&P.

The above amounts reflect approximately $61 million ($31 million for CG&E and $30 million for PSI) of costs associated with additional pension benefits further discussed in Note 9.

Cinergy, CG&E, PSI, and ULH&P

(m) Debt Discount, Premium, and Issuance Expenses and Costs of Reacquiring Debt Debt discount, premium, and issuance expenses on outstanding long-term debt of Cinergy's utility subsidiaries are amortized over the lives of the respective issues.

In accordance with established ratemaking practices, Cinergy's utility subsidiaries have deferred costs (principally call premiums) from the reacquisition of long-term debt and are amortizing such amounts over periods ranging from 1 to 24 years (4 to 24 years for CG&E and its subsidiaries, 1 to 24 years for PSI, and 11 to 23 for ULH&P).

Cinergy and PSI

(n) Coal Gasification Services Expenses In November 1995, upon commercial operation of the Clean Coal Project, PSI and Destec Energy, Inc. (Destec) began a 25-year contractual agreement for the provision of coal gasification services. The agreement requires PSI to pay Destec a base monthly fee including certain monthly operating expenses. Over the next five years (1998 through 2002), the base monthly fees and expenses are expected to total $201 million. PSI received authorization in the September 1996 Order for the inclusion of the costs of the Clean Coal Project in retail rates. PSI also received authorization to defer, for subsequent recovery in retail rates, the base monthly fees and expenses incurred prior to the effective date of the September 1996 Order.

Cinergy, CG&E, PSI, and ULH&P

(o) Utility Plant Utility plant is stated at the original cost of construction, which includes an allowance for funds used during construction (AFUDC) and a proportionate share of overhead costs. Construction overhead costs include salaries, payroll taxes, fringe benefits, and other expenses.

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

Cinergy, CG&E, PSI, and ULH&P

(p) AFUDC Cinergy's utility subsidiaries capitalize AFUDC, a non-cash income item, which is defined in the regulatory system of accounts prescribed by the FERC as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC accrual rates were as follows and are compounded semi-annually:

                                         1997     1996     1995

          Cinergy average                6.3%     7.1%     7.9%
          CG&E and its utility
            subsidiaries average         6.4      8.7      8.8
          ULH&P average                  6.9      8.8      7.0
          PSI average                    5.9      5.4      7.0

Cinergy, CG&E, PSI, and ULH&P

(q) Depreciation and Maintenance Provisions for depreciation are determined by using the straight-line method applied to the cost of depreciable plant in service. The rates are based on periodic studies of the estimated service lives and net cost of removal of the properties. The average depreciation rates for utility plant are:

                                                  1997    1996    1995

         PSI                                      3.0%    3.0%    3.1%
         CG&E and its utility subsidiaries
           Electric                               2.9     2.9     2.9
           Gas                                    2.9     2.8     2.8
           Common                                 3.0     3.0     3.4
         ULH&P
           Electric                               3.3     3.3     3.3
           Gas                                    3.1     3.1     3.1
           Common                                 5.0     5.1     5.1

For Cinergy's utility subsidiaries, maintenance and repairs of property units and replacements of minor items of property are charged to maintenance expense. The costs of replacements of property units are capitalized. The original cost of the property retired and the related costs of removal, less salvage recovered, are charged to accumulated depreciation.

Cinergy, CG&E, PSI, and ULH&P

(r) Operating Revenues and Fuel Costs Cinergy's utility subsidiaries recognize revenues for electric and gas service rendered during the month, including revenues associated with sales unbilled at the end of each month. The costs of electricity and gas purchased and the cost of fuel used in electric production are expensed as recovered through revenues. Any portion of these costs which are recoverable or refundable in future periods is deferred in the accompanying Balance Sheets. PSI's recovery of fuel costs is subject to a determination that such recovery will not result in PSI earning a return in excess of that allowed in the September 1996 Order. Prior to January 1, 1998, this earnings test was calculated in accordance with the settlement agreement approved in the February 1995 Order and the Indiana statute in effect at the time of the settlement agreement. Effective January 1, 1998, PSI will follow the provisions of the current Indiana statute, which are generally less stringent with regard to the earnings test.

Cinergy, CG&E, and ULH&P

(s) Order 636 In 1992, the FERC issued order 636 (Order 636). CG&E and certain of its utility subsidiaries are subject to Order 636 which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 also allowed pipelines to recover from customers transition costs incurred in complying with the order. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its residential and industrial customer groups providing for recovery of these pipeline transition costs. CG&E is presently recovering its Order 636 transition costs pursuant to a PUCO-approved tariff. CG&E's utility subsidiaries, including ULH&P, recover such costs through their gas cost recovery mechanisms. These costs are deferred as incurred by CG&E and its applicable utility subsidiaries and amortized as recovered from customers.

Cinergy, CG&E, PSI, and ULH&P

(t) Statements of Cash Flows All temporary cash investments with maturities of three months or less, when acquired, are reported as cash equivalents. See Notes 3(b) and 8(a)(i) for information concerning non-cash investing transactions during 1996.

Cinergy

(u) Translation of Foreign Currency All assets and liabilities reported in the balance sheets of foreign subsidiaries whose functional currency is other than the US dollar are translated at year-end exchange rates; income and expense items are translated at the average exchange rate prevailing during the month the respective transactions occur. Translation gains and losses are accumulated as a separate component of common stock equity.

2.  Common Stock

(a)  Changes in Common Stock Outstanding

Cinergy

The following table reflects the shares of Cinergy common stock reserved for issuance at December 31, 1997, and shares issued in 1997, 1996, and 1995 for the Company's stock-based plans.

                                  Shares
                                Reserved at              Shares Issued
                               Dec. 31, 1997     1997       1996       1995

401(k) Savings Plans             6 469 373        -          -      1 222 379

Dividend Reinvestment and
  Stock Purchase Plan            1 798 486        -          -        935 711

Directors' Deferred
  Compensation Plan                200 000        -          -           -

Performance Shares Plan (PSP)      771 301        -           492      28 207

Employee Stock Purchase
  and Savings Plan               1 932 384        -          -          1 010

Stock Option Plan                4 558 777      22 219     15 007     403 997

1996 Long-term Incentive
  Compensation Plan (LTIP)       6 956 386      43 614       -           -

Cinergy retired 304, 6,511, and 119,211 shares of common stock in 1997, 1996, and 1995, respectively, primarily representing shares tendered as payment for the exercise of previously granted stock options. In 1995, Cinergy issued 10 shares of common stock, representing the remainder of a non-officer employee award program granted in 1994.

ULH&P

All of ULH&P's common stock is held by CG&E.

Cinergy, CG&E, and PSI

(b) Dividend Restrictions Cinergy owns all of the common stock of CG&E and PSI. The ability of Cinergy to pay dividends to holders of its common stock is principally dependent on the ability of CG&E and PSI to pay common dividends to Cinergy. CG&E and PSI cannot purchase or otherwise acquire for value or pay dividends on their common stock if dividends are in arrears on their preferred stock. The amount of common stock dividends that each company can pay also may be limited by certain capitalization and earnings requirements. Currently, these requirements do not impact the ability of either company to pay dividends on common stock.

Cinergy

(c) Stock-based Compensation Plans Cinergy has four stock-based compensation plans: the LTIP, the Stock Option Plan, the PSP, and the Employee Stock Purchase and Savings Plan. Cinergy ceased accrual of incentive compensation under the PSP as of December 31, 1996, and on January 1, 1997, implemented the LTIP.

Cinergy accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which stock option-type awards are recorded at intrinsic value. For 1997, 1996, and 1995, compensation cost related to Cinergy's stock-based compensation plans, before income taxes, recognized in the Consolidated Statements of Income was $6 million, $2 million, and $1 million, respectively.

Net income and earnings per share for 1997, 1996, and 1995, assuming compensation cost for these plans had been determined at fair value, consistent with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), would have been as follows:

                                         1997        1996         1995
                                 (in millions, except per share amounts)

Net income - as reported                 $253        $335         $347
           - pro forma                   $251        $334         $346

Earnings per share - as reported         $1.61       $2.00        $2.22
                   - pro forma           $1.59       $1.99        $2.21

Diluted earnings per share - as reported $1.59       $1.99        $2.20
                           - pro forma   $1.58       $1.99        $2.20

In accordance with the provisions of Statement 123, in estimating the pro forma amounts, the fair value method of accounting was not applied to options granted prior to January 1, 1995. As a result, the pro forma effect on net income and earnings per share may not be representative of future years. In addition, the pro forma amounts reflect certain assumptions used in estimating fair values. These fair value assumptions are described under each applicable plan discussion below.

     (i)LTIP In 1996, Cinergy adopted the LTIP. Under this plan, certain key employees may be granted stock options and restricted shares of Cinergy common stock. Stock options are granted at the fair market value of the shares on the date of grant. These options vest in three years and expire in 10 years from the date of grant. None of the stock options were exercisable as of December 31, 1997. Restricted shares are granted at the fair market value of the shares on the date of grant, discounted to reflect the inability to sell the shares during the three-year restriction period. In addition to the stock options and restricted shares, participants may earn additional shares if Cinergy's Total Shareholder Return (TSR) exceeds that of the average annual median TSR of a selected peer group. Conversely, if Cinergy's TSR falls below that of the peer group, participants would lose some or all of the restricted shares. Dividends on any restricted stock awards and additional performance shares will be paid in shares of common stock during the payout period in the years 2000 to 2002. No stock-based awards were made under the LTIP prior to 1997. In 1997, 425,938 performance-based restricted shares at a weighted average price of $29.95 and 369,600 stock options at a weighted average exercise price of $33.60 were granted to certain key employees. The number of shares of common stock to be awarded under the LTIP is limited in the aggregate to 7,000,000 shares.

LTIP stock option activity for 1997 is summarized as follows:

                                                        1997
                                                            Weighted
                                                            Average
                                                            Exercise
                                                Number       Price

Outstanding, beginning of year                     -           -

  Granted                                       369 600      $33.60

Outstanding, end of year                        369 600      $33.60

Exercisable, end of year                           -           -

Weighted average fair value of
  options granted during the year                      $3.71

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model. The weighted averages for the assumptions used in determining the fair values of options granted were as follows:

                                            1997

Risk-free interest rate                     6.2%
Expected dividend yield                     5.4%
Expected lives                              6.5 yrs.
Expected common stock variance              1.7%

     (ii) Stock Option Plan The Cinergy Stock Option Plan is designed to align executive compensation with shareholder interests. Under the Stock Option Plan, incentive and non-qualified stock options, stock appreciation rights (SARs), and SARs in tandem with stock options may be granted to key employees, officers, and outside directors. Options are granted at the fair market value of the shares on the date of grant. Options vest over five years at a rate of 20% per year and expire 10 years from the date of grant. The total number of shares of common stock available under the Stock Option Plan may not exceed 5,000,000 shares. No stock options may be granted under the plan after October 24, 2004.

Stock Option Plan activity for 1997, 1996, and 1995 is summarized as follows (no SARs have been granted under this plan):

                                         1997                  1996                   1995
                                             Weighted              Weighted              Weighted
                                             Average               Average               Average
                                             Exercise              Exercise              Exercise
                                  Number      Price     Number      Price      Number     Price

Outstanding, beginning of year   3 359 508    $23.61   3 652 956    $22.47    2 409 453   $19.74

  Granted                            -           -       220 000     29.75    1 672 500    24.91
  Exercised                       (380 162)    21.71    (513 448)    18.16     (403 997)   16.16
  Forfeited                          -           -          -          -        (25 000)   24.31

Outstanding, end of year         2 979 346    $23.85   3 359 508    $23.61    3 652 956   $22.47

Exercisable, end of year         1 259 859    $22.62     989 021    $21.12      895 456   $17.47

Weighted average fair value of
  options granted during the year         $ -                 $3.07                  $2.41

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model. The weighted averages for the assumptions used in determining the fair values of options granted in 1996 and 1995 (no options were granted during 1997), were as follows:

                                                1996            1995

Risk-free interest rate                         6.3%            7.3%
Expected dividend yield                         5.8%            6.9%
Expected lives                                  6.5 yrs.        6.5 yrs.
Expected common stock variance                  1.8%            1.8%

Price ranges, along with certain other information, for options outstanding under the Stock Option Plan at December 31, 1997, are as follows:

                              Outstanding                     Exercisable
                                  Weighted    Weighted               Weighted
                                  Average     Average                Average
Exercise                          Exercise    Contractual            Exercise
Price Range        Number         Price       Life         Number    Price

$13.14 - $17.35      234 179      $15.13      2.0 yrs.     234 179   $15.13
$22.88 - $25.19    2 311 744      $23.72      7.0 yrs.     897 257   $23.63
$28.81 - $31.56      433 423      $29.29      8.1 yrs.     128 423   $29.13

     (iii) PSP Cinergy's PSP is a long-term incentive plan developed to reward officers and other key employees for achieving corporate and individual goals. Under the PSP, participants are granted contingent shares of common stock. A percentage of these contingent shares is earned with respect to each participant based on the level of goal attainment at the completion of a performance cycle. Performance cycles consist of overlapping four-year periods, beginning every two years. Awards earned under the PSP are paid in two installments: one-half of the award is paid in the year immediately following the end of the performance cycle and one-half of the award is paid in the subsequent year. The most recently commenced four-year performance cycle under the PSP began January 1, 1996, and was scheduled to end December 31, 1999. As previously discussed, Cinergy implemented the LTIP effective January 1, 1997, and ceased accrual of incentive compensation under the PSP as of December 31, 1996. The total number of shares of common stock available under this plan may not exceed 800,000 shares. Final payouts for performance cycle four that began January 1, 1992, were made in 1997. Final payouts for cycles five and six, which began in January 1994 and January 1996, respectively, will be made in 1999.

The following table provides certain information regarding contingent shares granted under the PSP for the performance cycle which began January 1, 1996:

                                                           1996
Number of contingent shares granted                      166 280
Fair value at date of grant (dollars in thousands)       $ 3 508
Weighted average per share amounts                        $24.47

The fair values of contingent shares and the weighted average per share amounts are measured at the market price of a share of common stock as if it were vested and issued on the date of grant, adjusted for expected forfeitures and the estimated present value of dividends foregone during the related performance cycle.

(iv) Employee Stock Purchase and Savings Plan Cinergy's Employee Stock Purchase and Savings Plan allows essentially all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature. Under the Employee Stock Purchase and Savings Plan, after-tax funds are withheld from a participant's compensation during a 26-month offering period and are deposited in an interest-bearing account. At the end of the offering period, participants may apply amounts deposited in the account, plus interest, toward the purchase of shares of common stock at a purchase price equal to the fair market value of a share of common stock on the first date of the offering period, less five percent. Any funds not applied toward the purchase of shares are returned to the participant. A participant may elect to terminate participation in the plan at any time. Participation also will terminate if the participant's employment with Cinergy ceases. Upon termination of participation, all funds, including interest, are returned to the participant without penalty. A new offering period began January 1, 1997, and will end February 28, 1999. The purchase price under this offering is $31.825. The most recently completed offering period ended December 31, 1996. The purchase price under this offering was $21.7312. The total number of shares of common stock available under the Employee Stock Purchase and Savings Plan may not exceed 2,000,000.

Employee Stock Purchase and Savings Plan activity for 1997, 1996, and 1995 is summarized as follows:

                                    1997                  1996                   1995
                                       Weighted               Weighted                Weighted
                                       Average                Average                 Average
                                       Exercise               Exercise                Exercise
                             Number     Price       Number    Price        Number     Price

Outstanding, beginning
  of year                       -      $  -         490 787    $21.73       217 604    $21.73

  Granted                    338 947    31.83          -          -         328 362     21.73
  Exercised                      (95)   31.83      (414 284)    21.73        (1 010)    21.73
  Forfeited                  (12 485)   31.83       (76 503)    21.73       (54 169)    21.73

Outstanding, end of year     326 367   $31.83          -       $  -         490 787    $21.73

Weighted average fair value of
  options granted during the year  $3.08                   $ -                    $2.42

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model. The weighted averages for the assumptions used in determining the fair values of options granted were as follows:

                                       1997            1995

Risk-free interest rate                5.9%            7.7%
Expected dividend yield                5.4%            7.3%
Expected lives                         2.0 yrs.        2.0 yrs.
Expected common stock variance         1.6%            1.7%

3.  Preferred Stock of Subsidiaries

Cinergy, CG&E, and PSI

(a)  Schedule of Cumulative Preferred Stock

                                                                                December 31
CG&E                                                                         1997         1996
  Authorized 6,000,000 shares                                              (dollars in thousands)
  Not subject to mandatory redemption
    Par value $100 per share - outstanding
      4%     Series 169,834 shares in 1997 and 169,835 shares in 1996      $ 16 983     $ 16 984
      4 3/4% Series  38,096 shares in 1997 and 41,621 shares in 1996          3 810        4 162
          Total                                                              20 793       21 146

PSI
  Not subject to mandatory redemption
    Par value $25 per share - authorized 5,000,000 shares - outstanding
      4.32%  Series   169,161 shares in 1997 and 169,162 in 1996              4 229        4 229
      4.16%  Series   148,763 shares in 1997 and 1996                         3 719        3 719
      7.44%  Series 3,408,712 shares in 1997 and 1996                        85 218       85 218
    Par value $100 per share - authorized 5,000,000 shares - outstanding
      3 1/2% Series    40,302 shares in 1997 and 40,567 shares in 1996        4 030        4 056
      6 7/8% Series   600,000 shares in 1997 and 1996                        60 000       60 000
      7.15%  Series   158,640 shares in 1996                                   -          15 864
          Total                                                             157 196      173 086

Total - Cinergy
  Total not subject to mandatory redemption                                $177 989     $194 232

Cinergy, CG&E, and PSI

(b)  Changes in Cumulative Preferred Stock Outstanding

Changes in cumulative preferred stock outstanding during 1997, 1996, and 1995, were as follows:

                                                     Shares         Par
                                                     Retired       Value
                                                                (dollars in
                                                                 thousands)
1997
  Not subject to mandatory redemption
    Par value $100 per share
      CG&E
        4%     Series                                       1    $     1
        4 3/4% Series                                   3 525        352
      PSI
        3 1/2% Series                                     265         26
        7.15%  Series                                 158 640     15 864
    Par value $25 per share
      PSI
        4.32% Series                                        1      -

1996
  Not subject to mandatory redemption
    Par value $100 per share
      CG&E
        4%     Series                                 100 165    $10 016
        4 3/4% Series                                  88 379      8 838
      PSI
        3 1/2% Series                                     276         29
    Par value $25 per share
      PSI
        7.44%  Series                                 591 288     14 782
  Subject to mandatory redemption
    Par value $100 per share
      CG&E
        7 7/8% Series                                 800 000     80 000
        7 3/8% Series                                 800 000     80 000

1995
  Not subject to mandatory redemption
    Par value $100 per share
      CG&E
        7.44% Series                                  400 000    $40 000
      PSI
        3 1/2% Series                                     329         32
  Subject to mandatory redemption
    Par value $100 per share
      CG&E
        9.15% Series                                  500 000     50 000

Cinergy and CG&E

During the third quarter of 1996, Cinergy commenced an offer to purchase any and all outstanding shares of preferred stock of CG&E. Cinergy purchased 1,788,544 shares of preferred stock and made a capital contribution to CG&E of all the shares it acquired and CG&E canceled the shares. The cost of reacquiring the preferred stock, totaling $18 million, represents the difference between the par value of the preferred stock purchased and the price paid (including fees paid to tender agents) and is reflected as a charge to "Retained Earnings" in the Consolidated Statements of Changes in Common Stock Equity and as a deduction from "Net Income" in the Consolidated Statements of Income for purposes of determining net income and earnings per share applicable to common stock for Cinergy. The 4 3/4% Series no longer meets listing requirements of the New York Stock Exchange (NYSE) and has been delisted.

Cinergy, CG&E, PSI, and ULH&P

4.  Long-term Debt

(a) Schedule of Long-term Debt (excluding amounts reflected in current liabilities)

                                                                              December 31
                                                                          1997           1996
CG&E and Subsidiaries                                                     (dollars in thousands)
  CG&E
    First Mortgage Bonds
       5.80% Series due February 15, 1999                              $  110 000     $  110 000
       7 3/8% Series due May 1, 1999                                       50 000         50 000
       7 3/8% Series due November 1, 2001                                  60 000         60 000
       7 1/4% Series due September 1, 2002                                100 000        100 000
       8 1/8% Series due August 1, 2003                                      -            60 000
       6.45% Series due February 15, 2004                                 110 000        110 000
       8.95% Series due December 15, 2021                                    -           100 000
       8 1/2% Series due September 1, 2022                                100 000        100 000
       7.20% Series due October 1, 2023                                   300 000        300 000
       5.45% Series due January 1, 2024 (Pollution Control)                46 700         46 700
       5 1/2% Series due January 1, 2024 (Pollution Control)               48 000         48 000
          Total first mortgage bonds                                      924 700      1 084 700

    Pollution Control Notes
       6.50% due November 15, 2022                                         12 721         12 721

    Other Long-term Debt
       6.90% Debentures due June 1, 2025
        (Redeemable at the option of the holders on June 1, 2005)         150 000        150 000
       8.28% Junior subordinated debentures due July 1, 2025              100 000        100 000
       Variable rate Liquid Asset Notes with Coupon Exchange
        (LANCEs) due October 1, 2007
        (Redeemable at the option of CG&E)
        (Variable interest rate sets at 6.50% commencing
         October 1, 1999)
        (Holders of not less than 66 2/3% in an
         aggregate principal amount of the LANCEs have the one-time right to convert from the 6.50% fixed rate to a LIBOR-
         based floating rate at any interest rate payment date
         between October 1, 1999 and October 1, 2002)                     100 000           -
          Total other long-term debt                                      350 000        250 000

    Unamortized Premium and Discount - Net                                 (8 860)       (12 130)
          Total - CG&E                                                  1 278 561      1 335 291

  ULH&P
    First Mortgage Bonds
       6 1/2% Series due August 1, 1999                                    20 000         20 000
       8% Series due October 1, 2003                                       10 000         10 000
          Total first mortgage bonds                                       30 000         30 000

    Other Long-term Debt
       7.65% Debentures due July 15, 2025                                  15 000         15 000

    Unamortized Premium and Discount - Net                                   (329)          (383)
          Total - ULH&P                                                    44 671         44 617

  Lawrenceburg Gas Company (Lawrenceburg)
    First Mortgage Bonds
       9 3/4% Series due October 1, 2001                                    1 200          1 200
          Total - CG&E and subsidiaries                                $1 324 432     $1 381 108

PSI
    First Mortgage Bonds
       Series S,       7%, due January 1, 2002                         $   26 429     $   26 429
       Series Y,   7 5/8%, due January 1, 2007                             24 140         24 140
       Series NN,   7.60%, due March 15, 2012 (Pollution Control)            -            35 000
       Series QQ,  8 1/4%, due June 15, 2013 (Pollution Control)           23 000         23 000
       Series TT,  7 3/8%, due March 15, 2012 (Pollution Control)          10 000         10 000
       Series UU,  7 1/2%, due March 15, 2015 (Pollution Control)          14 250         14 250
       Series YY,   5.60%, due February 15, 2023 (Pollution Control)       29 945         29 945
       Series ZZ,  5 3/4%, due February 15, 2028 (Pollution Control)       50 000         50 000
       Series AAA, 7 1/8%, due February 1, 2024                            50 000         50 000
          Total first mortgage bonds                                      227 764        262 764

    Secured Medium-term Notes
       Series A, 7.15% to 8.88%, due January 6, 1999 to
         June 1, 2022                                                     290 000        290 000
       Series B, 5.22% to 8.26%, due September 17, 1998
         to August 22, 2022                                               195 000        230 000
         (Series A and B, 7.66% weighted average interest rate
         and 14 year weighted average remaining life)
          Total secured medium-term notes                                 485 000        520 000

    Other Long-term Debt
       Series 1994A Promissory Note, non-interest bearing,
        due January 3, 2001                                                19 825         19 825
       6.25%, due December 15, 2005
         (Notes are callable and/or putable on December 15, 1998)            -            50 000
       6.35% Debentures due November 15, 2006
         (Redeemable in whole or in part at the option of the
         holders on November 15, 2000)                                    100 000        100 000
          Total other long-term debt                                      119 825        169 825

     Unamortized Premium and Discount - Net                                (6 119)        (7 319)
          Total - PSI                                                  $  826 470     $  945 270

Total - Cinergy
  First Mortgage Bonds                                                 $1 183 664     $1 378 664
  Secured Medium-term Notes                                               485 000        520 000
  Pollution Control Notes                                                  12 721         12 721
  Other Long-term Debt                                                    484 825        434 825
  Unamortized Premium and Discount - Net                                  (15 308)       (19 832)
          Total long-term debt                                         $2 150 902     $2 326 378

(b)  Mandatory Redemption and Other Requirements

Long-term debt maturities for the next five years (excluding $50 million of 6.25% notes, due December 15, 2005, which are callable and/or putable on December 15, 1998) are as follows:

                 Cinergy and     CG&E and
                 Subsidiaries  Subsidiaries       PSI         ULH&P
                                    (in millions)

1998                 $ 35          $  -          $ 35          $ -
1999                  186           180             6           20
2000                   31             -            31            -
2001                  100            61            39            -
2002                  149           100            49            -
                     $501          $341          $160          $20

On February 27, 1998, CG&E announced its intention to redeem on March 29, 1998, $41 million principal amount of its 7 3/8% Series First Mortgage Bonds (due November 1, 2001) at a redemption price of 100.30% and to redeem on March 30, 1998, the entire $100 million principal amount of its 8 1/2% Series First Mortgage Bonds (due September 1, 2022) at a redemption price of 100%, both through the maintenance and replacement fund (M&R Fund) provision of CG&E's first mortgage bond indenture. Additionally, on the same date, CG&E announced its intention to redeem on March 30, 1998, the remaining $19 million principal amount of its 7 3/8% Series First Mortgage Bonds (due November 1, 2001) at a redemption price of 100.87%. M&R Fund provisions contained in CG&E's, PSI's, and ULH&P's first mortgage bond indentures require cash payments, bond retirements, or pledges of unfunded property additions each year based on an amount related to the net revenues of the respective company.

5.  Notes Payable and Other Short-term Obligations

Cinergy, CG&E, PSI, and ULH&P

Obligations   representing  notes  payable  and  other  short-term   obligations
(excluding notes payable to affiliated companies) and weighted average interest rates were as follows:

Cinergy

                             December 31, 1997                December 31, 1996
                                              Weighted                         Weighted
                       Established             Average  Established             Average
                          Lines    Outstanding  Rate       Lines    Outstanding  Rate
                                (in millions)                    (in millions)
Cinergy
  Committed lines
    Acquisition line      $  350     $  350     6.25%      $  500      $477      5.96%
    Revolving line           400         89     6.27          100        32      5.95
  Commercial paper            -         161     6.19           -         -        -
Utility subsidiaries
  Committed lines            270         30     6.09          280        99      5.92
  Uncommitted lines          360        206     6.19          285        78      6.03
  Pollution control notes    244        244     4.08          209       209      3.96
Cinergy UK, Inc.             115         34     7.20           40        27      6.91

Total                     $1 739     $1 114     5.78%      $1 414      $922      5.53%

CG&E

                             December 31, 1997                December 31, 1996
                                              Weighted                         Weighted
                       Established             Average  Established             Average
                          Lines    Outstanding  Rate       Lines    Outstanding  Rate
                                (in millions)                    (in millions)

Committed lines           $ 85         $ 15     6.13%      $ 80         $ 15       5.85%
Uncommitted lines          190           90     6.19        140           15       6.11
Pollution control notes    184          184     4.08        184          184       3.96

Total                     $459         $289     4.85%      $404         $214       4.25%

PSI

Committed lines           $185       $ 15       6.06%      $200         $ 84       5.94%
Uncommitted lines          170        116       6.19        145           63       6.01
Pollution control notes     60         60       4.08         25           25       3.99

Total                     $415       $191       5.52%      $370         $172       5.69%

Cinergy, CG&E, and PSI

Cinergy's committed lines are comprised of an acquisition line and a revolving line and are maintained by commitment fees which were immaterial during the 1995 through 1997 period. The established revolving line (as shown in the above table) also provides credit support for the newly instituted commercial paper program. Such program is limited to a maximum outstanding principal amount of $200 million. The majority of the proceeds from the commercial paper sales were used to reduce the acquisition line to the year-end level of $350 million. CG&E and PSI also have the capacity to issue commercial paper that must be supported by committed lines (unsecured lines of credit) of the respective company. Neither CG&E nor PSI issued commercial paper in 1997 or 1996.

Cinergy, CG&E, PSI, and ULH&P

Cinergy's utility subsidiaries had regulatory authority to borrow up to $853 million ($453 million for CG&E and its subsidiaries, including $50 million for ULH&P, and $400 million for PSI) as of December 31, 1997. In connection with this authority, committed lines, as well as, uncommitted lines (short-term borrowings with various banks on an "as offered" basis) have been arranged. The established committed lines (as shown in the above table) include $100 million designated as backup for certain of the uncommitted lines at December 31, 1997. Further, the committed lines are maintained by commitment fees, which were immaterial during the 1995 through 1997 period.

Cinergy

In addition, Cinergy UK, Inc. (Cinergy UK), a subsidiary of Investments, which holds Cinergy's 50% investment in Avon Energy, entered into a $40 million non-recourse credit agreement in 1996, which was terminated in October of 1997. This agreement was replaced by a one-year $115 million non-recourse revolving credit agreement. The commitment fees paid for these lines were immaterial for the 1996 through 1997 period.

Cinergy, CG&E, PSI, and ULH&P

Amounts outstanding of the committed lines for Cinergy, the utility subsidiaries, and Cinergy UK would become immediately due upon an event of default which includes non-payment, default under other agreements governing company indebtedness, bankruptcy, or insolvency. Certain of the uncommitted lines have similar default provisions.

Cinergy, CG&E, and PSI

Both CG&E and PSI have issued variable rate pollution control notes. Holders of these pollution control notes have the right to put their notes on any business day. Accordingly, these issuances are reflected in the Consolidated Balance Sheets as "Notes payable and other short-term obligations."

Cinergy, CG&E, PSI, and ULH&P

To better manage cash and working capital requirements, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P, participate in a money pooling arrangement. Under this arrangement, Cinergy system companies with surplus short-term funds, whether from internal or external sources, provide short-term loans to other system companies at rates that reflect (1) the actual costs of the external borrowing and/or (2) the costs of the internal funds which are set at the 30-day Federal Reserve "AA" industrial commercial paper rate. The SEC's approval of the money pool, pursuant to the PUHCA, extends through December 31, 2002. For amounts outstanding under this money pool arrangement at December 31, 1997 and December 31, 1996, see "Notes payable to affiliated companies" on the Consolidated Balance Sheets for CG&E and PSI and the Balance Sheets for ULH&P.

Cinergy, CG&E, PSI, and ULH&P

6.  Sale of Accounts Receivable

In January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable up to an aggregate maximum of $350 million, of which $252 million ($167 million by CG&E and its subsidiaries, including $29 million by ULH&P, and $85 million by PSI), net of reserves, has been sold as of December 31, 1997. The Consolidated Balance Sheets of Cinergy, CG&E and PSI and the Balance Sheets of ULH&P are net of the amounts sold at December 31, 1997 and 1996.

7.  Leases

Cinergy, CG&E, PSI, and ULH&P

(a)  Operating Leases

Cinergy and its subsidiaries have entered into operating lease agreements covering various facilities and properties, including office space and computer, communications, and transportation equipment. Total rental payments on operating leases for each of the past three years were are follows:

                                        1997       1996       1995
                                               (in millions)
     Cinergy and subsidiaries            $36        $31        $36
     CG&E and subsidiaries                18         18         22
     PSI                                  18         13         14
     ULH&P                                 1          2          5

Future minimum lease payments required under operating leases with remaining, non-cancelable lease terms in excess of one year as of December 31, 1997, are as follows:

                    Cinergy and           CG&E and
                    Subsidiaries        Subsidiaries        PSI        ULH&P*
                                (in millions, ULH&P in thousands)

     1998               $ 36                $ 9             $11        $124
     1999                 29                  9               7         110
     2000                 22                  7               5          59
     2001                 13                  5               3           -
     2002                  7                  4               2           -
  After 2002              26                 22               3           -
                        $133                $56             $31        $293

* Excludes amounts applicable to CG&E's non-cancelable leases allocated to ULH&P.

Cinergy and CG&E

(b)  Capital Lease

In November 1996, CG&E entered into a sale-leaseback agreement for certain equipment at Woodsdale. The lease is a capital lease with an initial lease term of five years. At the end of the initial lease term, the lease may be renewed at mutually agreed upon terms or the equipment may be repurchased by CG&E at the original sale amount. The monthly lease payment, comprised of interest only, is based on the applicable London Interbank Offered Rate (LIBOR) and, therefore, the capital lease obligation will not be amortized over the initial lease term. The property under the capital lease is depreciated at the same rate as if the property were still owned by CG&E. CG&E recorded a capital lease obligation of $22 million, which represented the net book value of the equipment at the beginning of the lease.

8.  Financial Instruments

Cinergy, CG&E, and PSI

(a)  Financial   Derivatives  Cinergy  has  entered  into  financial  derivative contracts for the purposes described below.

Cinergy

     (i) Foreign Exchange Hedging Activity Cinergy has hedged its pound sterling denominated investment in Midlands through a currency swap. The currency swap requires Cinergy to exchange a series of pound sterling denominated cash flows for a series of dollar denominated cash flows based on Cinergy's initial exchange of $500 million for 330 million pounds sterling. Translation gains and losses related to the principal exchange on the currency swap have been recorded in the cumulative foreign currency translation adjustment which is reported as a separate component of common stock equity in the Consolidated Financial Statements of Cinergy. At December 31, 1997, translation losses of approximately $43 million related to the principal exchange of the currency swap have been reflected in "Current Liabilities - Other" in the Consolidated Balance Sheets of Cinergy.

Cinergy, CG&E, and PSI

(ii) Interest Rate Risk Management Cinergy and its subsidiaries enter into interest rate swaps to lower funding costs and manage exposures to fluctuations in interest rates. Under these interest rate swaps, Cinergy and its subsidiaries agree with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional principal amount. At December 31, 1997, Cinergy has effectively fixed the interest rate applicable to the pound sterling denominated leg of its currency swap through two interest rate swap agreements. These contracts require Cinergy to pay a fixed rate and receive a floating rate. Both of the interest rate swaps are forward starting swaps that effectively fix the interest rate applicable to the ensuing four year period of the currency swap. These contracts have a total notional principal amount of 330 million pounds sterling. Translation gains and losses related to Cinergy's interest obligation, which is payable in pounds sterling, are recognized as a component of interest expense in the Consolidated Statements of Income. At December 31, 1997, PSI had two interest rate swap agreements outstanding with notional amounts of $100 million each. One contract, with three years remaining from a four-year term, requires PSI to pay a floating rate and receive a fixed rate. The second contract, with a six-month term, requires PSI to pay a fixed rate and receive a floating rate. In all cases, the floating rate is based on the applicable LIBOR and the interest differential paid or received is recognized in the Consolidated Statements of Income as a component of interest expense. The fair values of the interest rate swap agreements at December 31, 1997, were not significant.

Cinergy, CG&E, PSI, and ULH&P

(b)  Fair Value of Other Financial Instruments

The estimated fair values of Cinergy's and its subsidiaries' other financial instruments were as follows (this information does not purport to be a valuation of the companies as a whole):

                                                 December 31           December 31
                                                     1997                  1996
                                              Carrying   Fair       Carrying   Fair
                                               Amount    Value       Amount    Value
Financial Instruments                             (in millions; ULH&P in thousands)

Cinergy and Subsidiaries
First mortgage bonds and
    other long-term debt (includes
    amounts reflected as long-term
    debt due within one year)                 $ 2 236   $ 2 337     $ 2 466   $ 2 472

CG&E and Subsidiaries
First mortgage bonds and
    other long-term debt (includes
    amounts reflected as long-term
    debt due within one year)                 $ 1 324   $ 1 355     $ 1 511   $ 1 508

PSI
First mortgage bonds and
    other long-term debt (includes
    amounts reflected as long-term
    debt due within one year)                 $   912   $   982     $   955   $   964

ULH&P
First mortgage bonds and
    other long-term debt                      $44 671   $45 591     $44 617   $44 668

The following methods and assumptions were used to estimate the fair values of each major class of financial instruments:

Cash and Temporary Cash Investments, Restricted Deposits, and Notes Payable and Other Short-Term Obligations Due to the short period to maturity, the carrying amounts reflected on the Balance Sheets approximate fair values.

First Mortgage Bonds and Other Long-Term Debt The fair values of long-term debt issues were estimated based on the latest quoted market prices or, if not listed on the NYSE, on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments.

Cinergy, CG&E, PSI, and ULH&P

(c)  Concentrations of Credit Risk

Credit risk represents the risk of loss which would occur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations with the Company. Concentrations of credit risk relate to significant customers or counterparties, or groups of customers or counterparties, possessing similar economic or industry characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Concentration of credit risk with respect to Cinergy's trade accounts receivable from electric and gas retail customers is limited due to Cinergy's large number of customers and diversified customer base of residential, commercial, and industrial customers. Sales for resale customers on Cinergy's electric system include traditional electric cooperatives and municipalities with which CG&E and PSI have long-standing relationships. Contracts for sales of electricity for resale outside of Cinergy's system are principally with power marketers, other investor owned utilities, electric cooperatives, and municipalities. As of December 31, 1997, approximately 65% of Cinergy's power marketing and trading activity represents commitments with 10 counterparties. The majority of these contracts are for terms of one year or less. As the competitive electric power market expands, counterparties will increasingly include new market entrants, such as other power marketers, brokers, and commodities traders. This increased level of new market entrants, as well as competitive pressures on the utility market participants, could increase Cinergy's exposure to credit risk. As of December 31, 1997, Cinergy's management believes nonperformance of contractual obligations by any one counterparty of Cinergy's power marketing and trading function would not result in losses which are significant to the financial condition or results of operations of Cinergy.

Potential exposure to credit risk also exists from Cinergy's use of financial derivatives such as currency swaps and interest rate swaps. Because these financial instruments are transacted only with highly rated financial institutions, Cinergy does not anticipate nonperformance by any of the counterparties.

9.  Pension Plans

Cinergy, CG&E, PSI, and ULH&P

Cinergy's defined benefit pension plans cover substantially all employees meeting certain minimum age and service requirements. Plan benefits are determined under a final average pay formula with consideration of years of participation, age at retirement, and the applicable average Social Security wage base or benefit amount.

Cinergy's funding policy is to contribute annually to the plans an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes. Contributions applicable to the last three plan years are: $8 million for 1997, $7 million for 1996, and $18 million for 1995. Of these amounts, CG&E and its subsidiaries had contributions of $4 million applicable to the 1997 plan year and $7 million applicable to each of the 1996 and 1995 plan years. PSI had contributions of $4 million applicable to the 1997 plan year, no contributions for the 1996 plan year, and contributions of $11 million for the 1995 plan year. The plans' assets consist of investments in equity and fixed income securities.

Effective January 1, 1998, Cinergy reconfigured its defined benefit pension plans. The reconfigured plans cover the same employees as the previous plans and established a uniform final average pay formula for all employees. When an employee retires, he or she will receive the greater of the benefit accrued under the previous plan as of December 31, 1997, or the benefit accrued under the new plan as of the retirement date. The reconfiguration of the pension plans is not expected to have a significant impact on the Company's financial condition or results of operations.

Cinergy

Cinergy's  pension  cost  for  1997,  1996,  and  1995  included  the  following components:
                                                    1997     1996     1995
                                                        (in millions)

Benefits earned during the period                  $ 19.8    $21.2   $ 18.5
Interest accrued on projected
  benefit obligations                                67.8     61.6     61.4
Return on plans' assets
  Actual                                           (186.6)   (75.6)  (119.3)
  Deferred gain                                     123.8     14.4     58.8
Net amortizations                                     2.8      2.9      2.3
Net periodic pension cost                          $ 27.6    $24.5   $ 21.7

CG&E and ULH&P

CG&E's and its subsidiaries' (including ULH&P's) pension cost for 1997, 1996, and 1995 included the following components:

                                                    1997     1996     1995
                                                        (in millions)

Benefits earned during the period                  $ 10.5    $11.2    $ 9.8
Interest accrued on projected
  benefit obligations                                41.2     38.6     38.8
Return on plans' assets
  Actual                                           (108.3)   (53.8)   (71.9)
  Deferred gain                                      71.2     17.2     34.0
Net amortizations                                     1.8      2.1      1.5

Net periodic pension cost                          $ 16.4    $15.3    $12.2

PSI

PSI's pension cost for 1997, 1996, and 1995 included the following components:

                                                    1997     1996     1995
                                                        (in millions)

Benefits earned during the period                   $ 9.3    $10.0    $ 8.7
Interest accrued on projected
  benefit obligations                                26.6     23.0     22.6
Return on plans' assets
  Actual                                            (78.3)   (21.8)   (47.4)
  Deferred gain (loss)                               52.6     (2.8)    24.8
Net amortizations                                     1.0      0.8      0.8

Net periodic pension cost                           $11.2    $ 9.2    $ 9.5

Cinergy, CG&E, PSI, and ULH&P

During 1996, CG&E and its subsidiaries (including ULH&P) recognized an additional $31 million of accrued pension cost in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88). Additionally, during 1996, PSI recognized an additional $30 million of accrued pension cost in accordance with Statement 88. These amounts represent the costs associated with additional benefits extended in connection with voluntary workforce reduction programs (see Note 1(l)).

                                                   1997     1996     1995
Actuarial Assumptions:
For determination of projected benefit
  obligations
    Discount rate                                  7.5%     8.0%     7.5%
    Rate of increase in future compensation        4.5      5.0      4.5

For determination of pension cost
  Rate of return on plans' assets
    PSI                                            9.0      9.0      9.0
    CG&E and subsidiaries                          9.0      9.0      9.5

Cinergy

The following table reconciles the plans' funded status with amounts recorded in the Consolidated Financial Statements of Cinergy. Under the provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (Statement 87), certain assets and obligations of the plans are deferred and recognized in the Consolidated Financial Statements of Cinergy in later years.

                                            1997                   1996
                                           Plans'           Plans'         Plan's
                                       Assets Exceed    Assets Exceed   Accumulated
                                        Accumulated      Accumulated     Benefits
                                          Benefits         Benefits    Exceed Assets
                                                        (in millions)
Actuarial present value
  of benefits
    Vested benefits                       $(731.6)         $(423.1)       $(241.6)
    Non-vested benefits                     (35.5)           (33.5)         (10.1)

      Accumulated benefit
        obligations                        (767.1)          (456.6)        (251.7)

    Effect of future
      compensation
      increases                            (193.2)          (121.7)         (53.3)

      Projected benefit
        obligations                        (960.3)          (578.3)        (305.0)

Plans' assets at fair value                 888.1            531.6          234.1

Projected benefit
  obligations in excess of
  plans' assets                             (72.2)           (46.7)         (70.9)

Remaining balance of plans'
  net assets existing at
  date of initial application
  of Statement 87 to be
  recognized as a reduction
  of pension cost in future
  periods                                    (8.5)            (6.7)          (3.1)

Unrecognized net gain
  resulting from experience
  different from that
  assumed and effects of
  changes in assumptions                   (134.6)           (48.4)         (28.1)

Prior service cost not
  yet recognized in net
  periodic pension cost                      46.6             33.6           23.2

Accrued pension cost at
  December 31                             $(168.7)         $ (68.2)       $ (78.9)

CG&E and ULH&P

The following table reconciles the plans' funded status with amounts recorded in the Consolidated Financial Statements of CG&E. Under the provisions of Statement 87, certain assets and obligations of the plans are deferred and recognized in the Consolidated Financial Statements in later years.

                                   1997                     1996
                                  Plans'           Plan's           Plan's
                              Assets Exceed     Assets Exceed     Accumulated
                               Accumulated       Accumulated       Benefits
                                 Benefits         Benefits       Exceed Assets
                                               (in millions)
Actuarial present value
  of benefits
    Vested benefits              $(437.2)         $(160.3)         $(241.6)
    Non-vested benefits            (17.6)           (17.0)           (10.1)

      Accumulated benefit
        obligations               (454.8)          (177.3)          (251.7)

    Effect of future
      compensation
      increases                   (111.7)           (53.2)           (53.3)

      Projected benefit
        obligations               (566.5)          (230.5)          (305.0)

Plans' assets at fair
  value                            528.1            223.3            234.1

Projected benefit
  obligations in excess of
  plans' assets                    (38.4)            (7.2)           (70.9)

Remaining balance of plans'
  net assets existing at
  date of initial application
  of Statement 87 to be
  recognized as a reduction
  of pension cost in future
  periods                           (4.9)            (2.4)            (3.1)

Unrecognized net gain
  resulting from experience
  different from that
  assumed and effects of
  changes in assumptions          (110.3)           (40.1)           (28.1)

Prior service cost not
  yet recognized in net
  periodic pension cost             30.7             16.1             23.2
Accrued pension cost at
  December 31                    $(122.9)         $ (33.6)         $ (78.9)

PSI

The following table reconciles the plan's funded status with amounts recorded in the Consolidated Financial Statements of PSI. Under the provisions of Statement 87, certain assets and obligations of the plan are deferred and recognized in the Consolidated Financial Statements in later years.

                                                   1997            1996
                                                       (in millions)
Actuarial present value of benefits
  Vested benefits                                $(294.4)        $(262.8)
  Non-vested benefits                              (17.9)          (16.5)

    Accumulated benefit obligation                (312.3)         (279.3)

  Effect of future compensation
    increases                                      (81.5)          (68.5)

    Projected benefit obligation                  (393.8)         (347.8)

Plan's assets at fair value                        360.0           308.3

Projected benefit obligation in
  excess of plan's assets                          (33.8)          (39.5)

Remaining balance of plan's net
  assets existing at date of initial
  application of Statement 87 to be
  recognized as a reduction of
  pension cost in future periods                    (3.6)           (4.3)

Unrecognized net (gain) resulting
  from experience different from that
  assumed and effects of changes in
  assumptions                                      (24.3)           (8.3)

Prior service cost not yet recognized
  in net periodic pension cost                      15.9            17.5

Accrued pension cost
  at December 31                                 $ (45.8)        $ (34.6)

10.  Other Postretirement Benefits

Cinergy, CG&E, PSI, and ULH&P

Cinergy provides certain health care and life insurance benefits to retired employees who have met minimum age and service requirements and their eligible dependents. The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments. Prior to January 1, 1997, CG&E and PSI employees were covered under separate plans. Effective January 1, 1997, all Cinergy active employees are eligible to receive essentially the same postretirement health care benefits. Certain classes of employees, based on age, as well as all retirees, have been grandfathered under benefit provisions in place prior to January 1, 1997. Neither CG&E and its subsidiaries nor PSI currently pre-fund their obligations for these postretirement benefits; however, PSI, in connection with the settlement which resulted in the February 1995 Order, agreed to begin pre-funding. Implementation of pre-funding is subject to the outcome of negotiations with The Office of the Utility Consumer Counselor and approval by the IURC.

Postretirement benefit cost for 1997, 1996, and 1995 included the following components:

Cinergy

                                              Health     Life
                                               Care    Insurance  Total
                                                     (in millions)
1997
Benefits earned during the period             $ 3.0      $ .1     $ 3.1
Interest accrued on Accumulated Post-
  retirement Benefit Obligation (APBO)         14.1       2.2      16.3
Net amortization and deferral                    .2        .1        .3
Amortization of transition obligations          4.7        .3       5.0
Net periodic postretirement benefit cost      $22.0      $2.7     $24.7

1996
Benefits earned during the period             $ 5.7      $ .1     $ 5.8
Interest accrued on APBO                       16.5       2.2      18.7
Net amortization and deferral                    .3        -         .3
Amortization of transition obligations          8.1        .3       8.4
Net periodic postretirement benefit cost      $30.6      $2.6     $33.2

1995
Benefits earned during the period             $ 4.4      $ .1     $ 4.5
Interest accrued on APBO                       15.6       2.2      17.8
Amortization of transition obligations          8.1        .3       8.4
Net periodic postretirement benefit cost      $28.1      $2.6     $30.7

CG&E and ULH&P

                                              Health     Life
                                               Care    Insurance  Total
                                                     (in millions)

1997
Benefits earned during the period              $1.4      $ .1     $ 1.5
Interest accrued on APBO                        5.0       2.0       7.0
Net amortization and deferral                    .2        .1        .3
Amortization of transition obligation           1.5        .4       1.9

Net periodic postretirement benefit cost       $8.1      $2.6     $10.7

1996
Benefits earned during the period              $ .7      $ .1     $  .8
Interest accrued on APBO                        4.9       2.0       6.9
Amortization of transition obligation           2.6        .4       3.0

Net periodic postretirement benefit cost       $8.2      $2.5     $10.7

1995
Benefits earned during the period              $ .4      $ .1     $  .5
Interest accrued on APBO                        4.5       2.0       6.5
Amortization of transition obligation           2.6        .4       3.0


Net periodic postretirement benefit cost       $7.5      $2.5     $10.0

PSI

                                              Health     Life
                                               Care    Insurance  Total
                                                     (in millions)

1997
Benefits earned during the period             $ 1.6      $ -      $ 1.6
Interest accrued on APBO                        9.1        .2       9.3
Amortization of transition obligation           3.2       (.1)      3.1

Net periodic postretirement benefit cost      $13.9      $ .1     $14.0

1996
Benefits earned during the period             $ 5.0      $ -      $ 5.0
Interest accrued on APBO                       11.6        .2      11.8
Net amortization and deferral                    .3        -         .3
Amortization of transition obligation           5.5       (.1)      5.4

Net periodic postretirement benefit cost      $22.4      $ .1     $22.5

1995
Benefits earned during the period             $ 4.0      $ -      $ 4.0
Interest accrued on APBO                       11.1        .2      11.3
Amortization of transition obligation           5.5       (.1)      5.4

Net periodic postretirement benefit cost      $20.6      $ .1     $20.7

Cinergy, CG&E, PSI, and ULH&P

The following table reconciles the APBO of the health care and life insurance plans with amounts recorded in the Financial Statements. Under the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, certain obligations of the plans are deferred and recognized in the Financial Statements in later years.

Cinergy
                                               Health      Life
                                                Care     Insurance   Total
                                                       (in millions)
1997
Actuarial present value of benefits
  Fully eligible active plan participants     $  (9.9)    $ (2.3)   $ (12.2)
  Other active plan participants                (66.3)      (1.1)     (67.4)
  Retirees and beneficiaries                   (113.6)     (28.7)    (142.3)
    Projected APBO                             (189.8)     (32.1)    (221.9)
Unamortized transition obligations               70.7         .2       70.9
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions          21.1        1.5       22.6
Accrued postretirement benefit obligations
  at December 31, 1997                        $ (98.0)    $(30.4)   $(128.4)

1996
Actuarial present value of benefits
  Fully eligible active plan participants     $ (13.7)    $ (1.6)   $ (15.3)
  Other active plan participants                (49.8)      (1.5)     (51.3)
  Retirees and beneficiaries                   (118.0)     (26.4)    (144.4)
    Projected APBO                             (181.5)     (29.5)    (211.0)
Unamortized transition obligations               75.4         .4       75.8
Unrecognized net loss (gain) resulting from
  experience different from that assumed
  and effects of changes in assumptions          19.5        (.5)      19.0
Accrued postretirement benefit obligations
  at December 31, 1996                        $ (86.6)    $(29.6)   $(116.2)

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $24 million for 1997 and $21 million for 1996, and the aggregate of the service and interest cost components of the postretirement benefit cost by approximately $2 million for 1997, $4 million for 1996, and $3 million for 1995.

CG&E and ULH&P

                                               Health      Life
                                                Care     Insurance    Total
                                                       (in millions)

1997
Actuarial present value of benefits
  Fully eligible active plan participants     $  (5.3)    $ (2.2)    $  (7.5)
  Other active plan participants                (32.9)       (.9)      (33.8)
  Retirees and beneficiaries                    (30.2)     (25.8)      (56.0)
    Projected APBO                              (68.4)     (28.9)      (97.3)
Unamortized transition obligation                23.0        2.1        25.1
Unrecognized prior service cost                    -          .2          .2
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions          13.6         .7        14.3
Accrued postretirement benefit obligation
  at December 31, 1997                        $ (31.8)    $(25.9)    $ (57.7)


1996
Actuarial present value of benefits
  Fully eligible active plan participants     $ (10.8)    $ (1.6)    $ (12.4)
  Other active plan participants                (24.2)      (1.3)      (25.5)
  Retirees and beneficiaries                    (28.7)     (23.6)      (52.3)
    Projected APBO                              (63.7)     (26.5)      (90.2)
Unamortized transition obligation                24.5        2.5        27.0
Unrecognized prior service cost                    -          .3          .3
Unrecognized net loss (gain) resulting from
  experience different from that assumed
  and effects of changes in assumptions          11.5       (1.4)       10.1
Accrued postretirement benefit obligation
  at December 31, 1996                        $ (27.7)    $(25.1)    $ (52.8)

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $9 million and $7 million for 1997 and 1996 respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost by approximately $1 million for 1997, 1996, and 1995.

PSI

                                               Health      Life
                                                Care     Insurance    Total
                                                       (in millions)

1997
Actuarial present value of benefits
  Fully eligible active plan participants     $  (4.6)    $  (.1)    $  (4.7)
  Other active plan participants                (33.4)       (.2)      (33.6)
  Retirees and beneficiaries                    (83.4)      (2.9)      (86.3)
    Projected APBO                             (121.4)      (3.2)     (124.6)
Unamortized transition obligation                47.7       (1.9)       45.8
Unrecognized prior service cost                    -         (.2)        (.2)
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions           7.5         .7         8.2
Accrued postretirement benefit obligation
  at December 31, 1997                        $ (66.2)    $ (4.6)    $ (70.8)


1996
Actuarial present value of benefits
  Fully eligible active plan participants     $  (2.9)    $   -      $  (2.9)
  Other active plan participants                (25.6)       (.2)      (25.8)
  Retirees and beneficiaries                    (89.3)      (2.8)      (92.1)
    Projected APBO                             (117.8)      (3.0)     (120.8)
Unamortized transition obligation                50.9       (2.1)       48.8
Unrecognized prior service cost                    -         (.3)        (.3)
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions           8.0         .9         8.9
Accrued postretirement benefit obligation
  at December 31, 1996                        $ (58.9)    $ (4.5)    $ (63.4)

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $15 million and $14 million for 1997 and 1996, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for each of 1997, 1996, and 1995 by approximately $1 million, $3 million, and $2 million, respectively.

Cinergy, CG&E, PSI, and ULH&P

The following assumptions were used to determine the APBO:

                                         1997          1996          1995
    Discount rate                        7.5%          8.0%          7.5%

    Health care cost trend rate,
      gradually declining to 5%
        CG&E                           7.0-8.0%      7.0-9.0%      8.0-11.0%
        PSI                            7.0-8.0       7.0-9.0       8.0-10.0

    Year ultimate trend rates achieved
        CG&E                             2004          2004          2002
        PSI                              2004          2004          2007

11.  Income Taxes

Cinergy

Cinergy complies with the provisions of Statement 109. Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

The significant components of Cinergy's net deferred income tax liability at December 31, 1997, and 1996, are as follows:

                                                       1997            1996
                                                           (in millions)

Deferred Income Tax Liability
  Utility plant                                      $1 076.8        $1 061.3
  Unamortized costs of reacquiring debt                  24.4            23.2
  Deferred operating expenses
    and carrying costs                                   70.4            73.5
  Amounts due from customers - income taxes             129.4           129.4
  Deferred DSM costs                                     31.7            43.4
  Investment in unconsolidated subsidiary                55.0            13.5
  Other                                                  47.9            41.3
    Total deferred income tax liability               1 435.6         1 385.6

Deferred Income Tax Asset
  Unamortized investment tax credits                     60.5            63.9
  Deferred fuel costs                                    -               12.9
  Accrued pension and other benefit costs                63.3            60.4
  Other                                                  63.3           102.1
    Total deferred income tax asset                     187.1           239.3

Net Deferred Income Tax Liability                    $1 248.5        $1 146.3

CG&E

CG&E and its subsidiaries comply with the provisions of Statement 109. Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

The significant components of CG&E's net deferred income tax liability at December 31, 1997, and 1996, are as follows:

                                                         1997           1996
                                                            (in millions)

Deferred Income Tax Liability
  Utility plant                                         $683.3         $671.6
  Unamortized costs of reacquiring debt                   11.1           11.2
  Deferred operating expenses
    and carrying costs                                    62.0           73.5
  Amounts due from customers - income taxes              121.9          120.7
  Deferred DSM costs                                      11.7            6.0
  Other                                                   43.9           40.9
    Total deferred income tax liability                  933.9          923.9

Deferred Income Tax Asset
  Unamortized investment tax credits                      41.7           43.9
  Accrued pension and other benefit costs                 39.2           31.4
  Other                                                   58.6           81.5

    Total deferred income tax asset                      139.5          156.8


Net Deferred Income Tax Liability                       $794.4         $767.1

PSI

PSI and its subsidiaries comply with the provisions of Statement 109. Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

The significant components of PSI's net deferred income tax liability at December 31, 1997, and 1996, are as follows:

                                                               1997           1996
                                                            (in millions)
Deferred Income Tax Liability
  Electric utility plant                                $393.5         $389.7
  Unamortized costs of reacquiring debt                   13.3           12.0
  Amounts due from customers - income taxes                7.5            8.7
  Deferred operating expenses
    and accrued carrying costs                             8.4             -
  Deferred DSM costs                                      20.0           37.4
  Other                                                    3.7             -
    Total deferred income tax liability                  446.4          447.8

Deferred Income Tax Asset
  Unamortized investment tax credits                      18.8           20.0
  Accrued pension and other benefit costs                 24.1           29.0
  Deferred fuel costs                                       -             7.1
  Other                                                     -            18.7
    Total deferred income tax asset                       42.9           74.8

Net Deferred Income Tax Liability                       $403.5         $373.0

ULH&P

ULH&P complies with the provisions of Statement 109. Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

The significant components of ULH&P's net deferred income tax liability at December 31, 1997, and 1996, are as follows:
                                                              1997          1996
                                                          (in thousands)

Deferred Income Tax Liability
  Utility plant                                       $34 001       $33 872
  Unamortized costs of reacquiring debt                 1 463           996
  Deferred fuel costs                                    -            5 459
  Other                                                 2 546         3 732
    Total deferred income tax liability                38 010        44 059

Deferred Income Tax Asset
  Unamortized investment tax credits                    1 832         1 946
  Amounts due to customers - income taxes               2 650         2 067
  Deferred fuel costs                                     508          -
  Accrued pension and other benefit costs               2 397         2 482
  Other                                                 4 412         4 101
    Total deferred income tax asset                    11 799        10 596

Net Deferred Income Tax Liability                     $26 211       $33 463

Cinergy, CG&E, PSI, and ULH&P

Cinergy and its subsidiaries will participate in the filing of a consolidated Federal income tax return for the year ended December 31, 1997. The current tax liability is allocated among the members of the group pursuant to a tax sharing agreement consistent with Rule 45(c) of the PUHCA.

A summary of Federal and state income taxes charged (credited) to income and the allocation of such amounts is as follows:

Cinergy

                                                   1997       1996      1995
                                                        (in millions)

Current Income Taxes
  Federal                                         $133.3     $143.4    $175.3
  State                                             12.1        7.5      10.4
      Total current income taxes                   145.4      150.9     185.7
Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                 26.7       61.6      53.8
    DSM costs                                       (8.5)      (1.9)     12.0
    Pension and other benefit costs                   .9      (28.2)    (21.8)
    Litigation settlement                            1.8       26.2        -
    Fuel costs                                       4.4        8.8        .3
    Other items - net                               49.5      (15.4)     (7.5)
      Total deferred Federal income taxes           74.8       51.1      36.8

  State                                              2.4        6.5       1.7
      Total deferred income taxes                   77.2       57.6      38.5

Investment Tax Credits - Net                        (9.6)      (9.8)    (10.1)

      Total Income Taxes                          $213.0     $198.7    $214.1

Allocated to:
  Operating income                                $248.9     $218.2    $221.4
  Other income and expenses - net                  (35.9)     (19.5)     (7.3)
                                                  $213.0     $198.7    $214.1

CG&E

                                                    1997      1996      1995
                                                         (in millions)

Current Income Taxes
  Federal                                          $117.1    $115.5    $102.4
  State                                               5.2       1.5       2.5
      Total current income taxes                    122.3     117.0     104.9

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                  13.6      36.6      33.9
    DSM costs                                         7.5        .6       3.6
    Pension and other benefit costs                  (2.8)    (17.0)    (10.7)
    Fuel costs                                       (5.5)     10.8       6.3
    Other items - net                                10.8      (8.1)     (1.0)
      Total deferred Federal income taxes            23.6      22.9      32.1

  State                                              (1.0)      2.2        .8
      Total deferred income taxes                    22.6      25.1      32.9

Investment Tax Credits - Net                         (6.2)     (6.2)     (6.0)

      Total Income Taxes                           $138.7    $135.9    $131.8

Allocated to:
  Operating income                                 $172.0    $145.0    $136.4
  Other income and expenses - net                   (33.3)     (9.1)     (4.6)
                                                   $138.7    $135.9    $131.8

PSI

                                                    1997      1996      1995
                                                         (in millions)

Current Income Taxes
  Federal                                          $35.5     $41.3     $71.4
  State                                              6.8       6.0       7.5
      Total current income taxes                    42.3      47.3      78.9

Deferred Income Taxes
  Federal
    Depreciation and other electric utility
      plant-related items                           13.3      25.0      19.9
    DSM costs                                      (16.1)     (2.5)      8.4
    Pension and other benefit costs                  3.7     (11.2)    (11.1)
    Litigation settlement                            6.2      26.2        -
    Fuel costs                                       9.9      (2.0)     (6.0)
    Coal contract buyout                             5.5        -         -
    Destec payments                                  7.7        -         -
    Other items - net                                5.6      (6.3)     (3.0)
      Total deferred Federal income taxes           35.8      29.2       8.2

  State                                              3.3       4.3       1.1
      Total deferred income taxes                   39.1      33.5       9.3

Investment Tax Credits - Net                        (3.5)     (3.6)     (4.1)

      Total Income Taxes                           $77.9     $77.2     $84.1

Allocated to:
  Operating income                                 $76.9     $73.2     $85.0
  Other income and expenses - net                    1.0       4.0       (.9)
                                                   $77.9     $77.2     $84.1

ULH&P
                                                     1997      1996     1995
                                                          (in thousands)

Current Income Taxes
  Federal                                          $11 607   $   416   $5 955
  State                                              3 002       (87)   1 324
      Total current income taxes                    14 609       329    7 279

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                    847     1 506    1 382
    Pension and other benefit costs                   -         (277)    (381)
    Fuel costs                                      (5 486)    6 111     (534)
    Unamortized costs of reacquiring debt             (122)      458      808
    Other items - net                                   12       291     (556)
      Total deferred Federal income taxes           (4 749)    8 089      719

  State
    Depreciation and other utility plant-
      related items                                    287       425      390
    Fuel costs                                      (1 404)    1 570     (137)
    Other items - net                                   23        55      (35)
      Total deferred state income taxes             (1 094)    2 050      218

      Total deferred income taxes                   (5 843)   10 139      937

Investment Tax Credits - Net                          (280)     (282)    (285)

      Total Income Taxes                           $ 8 486   $10 186   $7 931


Allocated to:
  Operating income                                 $ 9 586   $ 9 834   $7 887
  Other income and expenses - net                   (1 100)      352       44
                                                   $ 8 486   $10 186   $7 931

Cinergy, CG&E, PSI, and ULH&P

Federal income taxes, computed by applying the statutory Federal income tax rate to book income before extraordinary item and Federal income tax, are reconciled to Federal income tax expense reported in the Consolidated Statements of Income of Cinergy, CG&E, and PSI and the Statements of Income of ULH&P as follows:

Cinergy
                                                 1997       1996       1995
                                                       (in millions)

Statutory Federal income tax provision          $196.4     $181.8     $192.2
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (9.6)      (9.8)     (10.1)
  Depreciation and other utility plant-
    related differences                           11.7       14.1        9.0
  Preferred dividend requirements of
    subsidiaries                                   4.4        8.5       10.8
  Foreign tax adjustments                        (13.2)     (11.1)        -
  Other - net                                      8.8        1.2         .1
Federal income tax expense                      $198.5     $184.7     $202.0

CG&E
                                                 1997       1996       1995
                                                        (in millions)

Statutory Federal income tax provision          $130.8     $125.8     $127.6
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (6.2)      (6.2)      (6.0)
  Depreciation and other utility plant-
    related differences                            9.8       11.7        9.0
  Preferred dividends                               -          -         6.2
  Other - net                                       .1         .9       (8.3)
Federal income tax expense                      $134.5     $132.2     $128.5

PSI
                                                 1997       1996       1995
                                                        (in millions)

Statutory Federal income tax provision          $ 70.0     $ 67.4     $ 77.5
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (3.5)      (3.6)      (4.1)
  Other - net                                      1.3        3.1        2.1
Federal income tax expense                      $ 67.8     $ 66.9     $ 75.5

ULH&P
                                                 1997       1996       1995
                                                       (in thousands)

Statutory Federal income tax provision          $6 823     $7 987     $6 496
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (280)      (282)      (285)
  Depreciation and other utility plant-
    related differences                             96        358        219
  Other - net                                      (61)       160        (41)
Federal income tax expense                      $6 578     $8 223     $6 389

12.  Commitments and Contingencies

(a)  Construction

Cinergy, CG&E, PSI, and ULH&P

Cinergy currently forecasts the aggregate expenditures for its construction program for the 1998 through 2002 period to be $1.7 billion. Of these projected expenditures, approximately $866 million relates to CG&E and its subsidiaries, including $137 million for ULH&P, and $858 million relates to PSI.

(b)  Manufactured Gas Plant (MGP) Sites

Cinergy, CG&E, PSI, and ULH&P

     (i) General Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

Cinergy and PSI

     (ii) PSI Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including at least 21 MGP sites which PSI or its predecessors previously owned. In 1945, PSI sold 19 of these sites to Indiana Gas and Water Company, Inc. (now Indiana Gas Company, Inc. (IGC)), including the Shelbyville and Lafayette sites (discussed below). PSI or its predecessors acquired seven of the 21 MGP sites from Northern Indiana Public Service Company (NIPSCO), five of which were among the 19 sites PSI sold to IGC. The other two sites acquired from NIPSCO are located in Goshen (discussed below) and Warsaw, Indiana.

PSI  has  received  claims  from  IGC  and  NIPSCO  that  PSI  is a  Potentially
Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to the 21 MGP sites, and therefore responsible for the costs of investigating and remediating these sites.

The Shelbyville MGP site has been the subject of an investigation and cleanup enforcement action by the Indiana Department of Environmental Management (IDEM) against IGC and PSI. Pursuant to an agreement, PSI and IGC have conducted investigation and remediation activities at the Shelbyville site and are sharing the costs of these activities. In 1997, PSI and IGC submitted a proposed agreed order to IDEM relative to the Shelbyville site, which, if accepted by IDEM, will result in a determination of whether the activities previously undertaken at the site are sufficient to adequately protect human health and the environment. Based upon environmental investigations and remediation completed to date, PSI believes that any further investigation and remediation required for this site will not have a material adverse effect on its financial condition or results of operations.

In 1992, the IDEM issued an order to IGC, naming IGC as a PRP as defined in the CERCLA, which requires investigation and remediation of the Lafayette MGP site. IGC entered into an agreed order with the IDEM for the removal of MGP contamination at that site.

In August 1997, NIPSCO filed suit against PSI in the United States District Court for the Northern District of Indiana, South Bend Division, claiming, pursuant to CERCLA, recovery from PSI of NIPSCO's past and future costs of investigating and remediating MGP related contamination at the Goshen MGP site. NIPSCO alleged that it has already incurred about $400,000 in response costs at the site and that remediation of the site will cost about $2.7 million. PSI denied liability in its answer to the complaint. The parties are currently engaged in the discovery process and the case has not yet been scheduled for trial.

Also, in August 1997, PSI reached an agreement with IGC settling IGC's claims that PSI contribute to IGC's response costs related to 13 of the 19 MGP sites conveyed by PSI to IGC in 1945. This agreement requires PSI and IGC to share past and future response costs equally (50%/50%) at the 13 sites. Further, the parties must jointly approve future management of the sites and the decisions to spend additional funds. The settlement does not address the five sites PSI acquired from NIPSCO and subsequently sold to IGC (including the Lafayette site).

PSI has placed its insurance carriers on notice of IGC's, NIPSCO's, and IDEM's claims.

In May 1995, the IURC denied IGC's request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from PSI. IGC appealed this decision, which IGC contended was contrary to decisions made by other state utility commissions with respect to this issue. In January 1997, the Indiana Court of Appeals (Court of Appeals) affirmed the IURC's decision denying IGC's request for recovery of MGP costs. IGC petitioned the Indiana Supreme Court to review the Court of Appeals decision. In August 1997, the Indiana Supreme Court denied transfer of this case. Accordingly, the IURC's decision denying rate recovery for these costs by IGC remains intact. The IURC granted PSI's motion establishing a sub-docket to PSI's last retail rate proceeding, in which the IURC issued an order in September 1996, to consider its request for rate recovery of any MGP site-related costs it may incur. PSI is unable to predict the extent to which it will be able to recover through rates any MGP site investigation and remediation costs ultimately incurred.

PSI continues to gather information pertaining to each of these MGP sites, including the 13 sites which are the subject of the agreement with IGC and the Goshen site which is the subject of NIPSCO's complaint. Reserves recorded, based on information currently available, are not material to Cinergy's financial condition or results of operations. However, as further investigation and remediation activities are undertaken at these sites, the potential liability for MGP sites could be material to Cinergy's financial condition or results of operations.

Cinergy, CG&E, and ULH&P

     (iii) CG&E and its Utility Subsidiaries Lawrenceburg, a wholly-owned subsidiary of CG&E, also has a MGP site. In May 1995, Lawrenceburg and the IDEM reached an agreement to include the Lawrenceburg MGP site in the IDEM's voluntary cleanup program. Lawrenceburg implemented a remediation plan, and, on September 20, 1996, received a certificate of completion on the cleanup from the IDEM. The total costs incurred for the cleanup program were approximately $273,000.

CG&E and its utility subsidiaries are aware of other potential sites where MGP activities may have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have undertaken preliminary site assessments to obtain more information about some of the other potential MGP sites.

Cinergy and CG&E

(c)  United Scrap Lead Site

The United States Environmental Protection Agency (EPA) alleges that CG&E is a PRP under the CERCLA liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so named. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under the CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning up the site, estimated by the EPA to be $27 million, of which CG&E estimates its portion to be immaterial to its financial condition or results of operations. In January 1998, CG&E executed a de minimis settlement agreement, which if accepted by the Federal District Court will resolve CG&E's potential liability for the site. Action on the proposed settlement is expected by the end of 1998.

Cinergy, CG&E, and PSI

(d)  Enertech Associates, Inc. (Enertech) Litigation

In October 1995, a suit was filed in the Federal District Court for the Southern District of Ohio by three former employees of Enertech, formerly named Power International, Inc., a subsidiary of Investments, naming as defendants Enertech, Cinergy, Investments, CG&E, PSI, James E. Rogers, and William J. Grealis. (Mr. Rogers and/or Mr. Grealis are officers and/or directors of the foregoing companies.) The lawsuit, which stems from the termination of employment of the three former employees, alleges that they entered into employment contracts with Enertech based on the opportunity to participate in potential profits from future investments in energy projects in central and eastern Europe. The suit alleges causes of action based upon, among other theories, breach of contract related to the events surrounding the termination of their employment and fraud and misrepresentation related to the level of financial support for future projects. The suit alleges compensatory damages of $154 million based upon assumed future success of potential future investments and punitive damages of three times that amount. All defendants are vigorously defending against the charges based upon meritorious defenses. Cinergy is currently unable to predict the outcome of this litigation.

Cinergy and PSI

(e)  Wabash Valley Power Association, Inc. (WVPA)

In February 1989, PSI and WVPA entered into a settlement agreement to resolve all claims related to Marble Hill, a nuclear project canceled in 1984.
Implementation of the settlement was contingent upon a number of events, including the conclusion of WVPA's bankruptcy proceeding, negotiation of certain terms and conditions with WVPA, the Rural Utilities Service (RUS), and the National Rural Utilities Cooperative Finance Corporation (CFC), and certain regulatory approvals. In December 1996, following the resolution of issues associated with WVPA's bankruptcy proceeding, PSI, on behalf of itself and its officers, paid $80 million on behalf of WVPA to the RUS and the CFC. The $80 million obligation, net of insurance proceeds, other credits, and applicable income tax effects, was charged to income in 1988. In January 1997, an order dismissing the WVPA litigation against PSI and its officers with prejudice was entered by the United States District Court for the Southern District of Indiana. Negotiations among PSI, WVPA, the RUS, and the CFC continue regarding certain additional terms and conditions of the settlement agreement. Based on the current status of negotiations, the Company believes it has adequately reserved for any loss that would be material to its financial condition or results of operations. However, the Company cannot currently predict the outcome of these negotiations. Depending of the form of the final negotiated terms and conditions and the form of any regulatory approvals, the Company could be required to recognize additional losses of up to $90 million for accounting purposes. The recognition of this loss is not expected to have an immediate impact on Cinergy's cash flow. The Company believes that negotiations could be concluded and the final terms and conditions determined during 1998.

Cinergy, CG&E, and ULH&P

(f)  Potential Divestiture of Gas Operations

Under the PUHCA, the divestiture of CG&E's gas operations may be required. The key question under the relevant PUHCA standards is the amount of increased operating costs, if any, that would result from the gas operations being divested and operated on a stand-alone basis.

In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of CG&E's gas operations for three years, at the end of which period Cinergy would be required to address the matter. In February 1998, Cinergy made a filing with the SEC setting forth its rationale for retention of the gas operations. The filing includes, among other things, a study showing that, if divested and operated on a stand-alone basis, the gas operations would bear significant increased operating costs, greater than those cited by the SEC in two 1997 cases permitting electric registered holding companies to acquire and retain gas properties. For these and other reasons stated in Cinergy's filing, Cinergy believes its retention of CG&E's gas properties meets all relevant standards under the PUHCA.

Cinergy, CG&E, and PSI

13.  Jointly Owned Plant

PSI is a joint owner of Gibson Unit 5 with WVPA and the Indiana Municipal Power Agency (IMPA). Additionally, PSI is a co-owner with WVPA and IMPA of certain transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems which are operated and maintained by PSI. CG&E, Columbus Southern Power Company, and The Dayton Power and Light Company have constructed electric generating units and related transmission facilities on varying common ownership bases. The Consolidated Statements of Income reflect PSI's and CG&E's portions of all operating costs associated with the commonly owned facilities.

PSI's and CG&E's investments in jointly owned plant are as follows:

                                                             1997
                                            Utility Plant    Accumulated      Construction
                                 Share       in Service      Depreciation   Work in Progress
                                                     (dollars in millions)
PSI
Production
  Gibson (Unit 5)                50.05%        $  205            $ 97              $ 1
Transmission and local
  facilities                     94.28          1 918             673               32

CG&E
Production
  Miami Fort Station
    (Units 7 and 8)              64               208             117                4
  W.C. Beckjord Station
    (Unit 6)                     37.5              41              25                1
  J.M. Stuart Station            39               273             121                1
  Conesville Station
    (Unit 4)                     40                72              37                2
  Zimmer                         46.5           1 216             239                5
  East Bend Station              69               330             164                2
  Killen Station                 33               187              85                -
Transmission                     Various           63              31                1

14.  Quarterly Financial Data (unaudited)

Cinergy

                                                     Basic      Diluted
                                                    Earnings    Earnings
               Operating  Operating      Net        (Loss)      (Loss)
Quarter Ended  Revenues    Income    Income(Loss)  Per Share   Per Share
                        (in millions, except per share amounts)

1997
March 31        $1 030      $152         $114        $ .72       $ .71
June 30            865       105           55          .35         .35
September 30     1 355       140          (27)(a)     (.16)(a)    (.17)(a)
December 31      1 103       142          111          .70         .70
  Total         $4 353      $539         $253 (a)    $1.61 (a)   $1.59 (a)

1996
March 31        $  884      $169         $110        $ .70       $ .69
June 30            717       113           56(b)       .35(b)      .35 (b)
September 30       766       150           98          .51(c)      .51 (c)
December 31        876       126           71(b)       .44(b)      .44 (b)
  Total         $3 243      $558         $335(b)     $2.00(b)(c) $1.99 (b)(c)

(a) For a discussion of the windfall profits tax levied against Midlands, which was recorded in the third quarter as an extraordinary item, see Note 17. Net income, basic earnings per share and diluted earnings per share during the third quarter of 1997, before the extraordinary item, were $83 million, $.53, and $.52, respectively. Total net income, basic earnings per share, and diluted earnings per share for 1997, before the extraordinary item, were $363 million, $2.30, and $2.28, respectively.

(b) In 1996, Cinergy recognized charges to earnings of approximately $55 million ($38 million, net of taxes or $.24 per share, basic and diluted) primarily for charges related to voluntary early retirement and severance programs and disallowances associated with the PUCO's December 1996 Order in CG&E's gas rate proceeding. Of these charges, approximately $11 million, net of taxes or $.07 per share (basic and diluted), was recognized in the second quarter, and approximately $27 million, net of taxes or $.17 per share (basic and diluted), was recognized in the fourth quarter. Of the total $55 million charge, $41 million is reflected in "Operating Expenses - Other operation" and $14 million is reflected in "Other Income and Expenses
     - Net."

(c) In the third quarter of 1996, Cinergy incurred costs of $18 million or $.12 per share (basic and diluted), related to the reacquisition of 90% of CG&E's preferred stock through a tender offer. (See Note 3(b).)

CG&E
                              Operating       Operating           Net
Quarter Ended                 Revenues         Income           Income
                                            (in millions)
1997
March 31                       $  614           $ 99             $ 68
June 30                           487             65               37
September 30                      712             78               52
December 31                       639             86               82
  Total                        $2 452           $328             $239

1996
March 31                       $  575           $120             $ 92
June 30                           437             69(a)            39(a)
September 30                      431             90               62
December 31                       533             73(a)            34(a)
  Total                        $1 976           $352             $227

(a) In 1996, CG&E recognized charges to earnings of approximately $50 million ($35 million, net of taxes) primarily for charges related to voluntary early retirement and severance programs and disallowances associated with the PUCO's December 1996 Order in CG&E's gas rate proceeding. Of these charges, approximately $10 million, net of taxes, was recognized in the second quarter, and approximately $25 million, net of taxes, was recognized in the fourth quarter. Of the total $50 million charge, $36 million is reflected in "Operating Expenses - Other operation" and $14 million is reflected in "Other Income and Expenses - Net."

PSI
                              Operating       Operating          Net
Quarter Ended                 Revenues         Income           Income
                                            (in millions)

1997
March 31                       $  424           $ 54             $ 33
June 30                           390             41               23
September 30                      651             61               41
December 31                       493             55               35
  Total                        $1 958           $211             $132

1996
March 31                       $  328           $ 50             $ 27
June 30                           290             44(a)            25(a)
September 30                      348             61               43
December 31                       366             51(a)            31(a)
  Total                        $1 332           $206             $126


(a) In 1996, PSI recognized charges to earnings of approximately $5 million ($3 million, net of taxes) primarily for charges related to voluntary early retirement and severance programs. Of these charges, approximately $1 million, net of taxes, was recognized in the second quarter, and approximately $2 million, net of taxes, was recognized in the fourth quarter. The $5 million charge is reflected in "Operating Expenses - Other operation."

15.  Financial Information by Business Segment

Cinergy

                                      Operating    Provision
                Operating  Operating   Income         for       Construction
Year Ended      Revenues    Income      Taxes     Depreciation  Expenditures
                                 (in millions)
1997
  Electric       $3 862       $505       $229         $266          $247
  Gas               491         34         20           23            44
Total            $4 353       $539       $249         $289          $291

1996
  Electric       $2 769       $520       $204         $260          $276
  Gas               474         38         14           23            32
Total            $3 243       $558       $218         $283          $308

1995
  Electric       $2 612       $548       $209         $258          $286
  Gas               411         39         12           22            36
Total            $3 023       $587       $221         $280          $322


                                                   December 31
                                         1997         1996          1995
                                                 (in millions)
Property, Plant, and Equipment - net
  Electric                              $5 724       $5 737        $5 718
  Gas                                      573          553           532
                                         6 297        6 290         6 250
Other Corporate Assets                   2 561        2 435         1 853
    Total Assets                        $8 858       $8 725        $8 103

For a discussion of the potential divestiture of CG&E's gas operations, see Note 12(f).

CG&E
                                        Operating
                  Operating   Operating   Income  Provision for  Construction
Year Ended        Revenues(1)  Income     Taxes   Depreciation   Expenditures
                                      (in millions)
1997
  Electric          $1 956      $290      $152        $140           $105
  Gas                  496        38        20          23             44
Total               $2 452      $328      $172        $163           $149

1996
  Electric          $1 502      $314      $131        $138           $109
  Gas                  474        38        14          23             32
Total               $1 976      $352      $145        $161           $141

1995
  Electric          $1 437      $321      $124        $137           $101
  Gas                  411        39        12          22             36
Total               $1 848      $360      $136        $159           $137

                                                       December 31
                                            1997          1996          1995
                                                      (in millions)
Property, Plant, and Equipment - net
  Electric                                 $3 171        $3 205        $3 244
  Gas                                         573           553           532
                                            3 744         3 758         3 776
Other Corporate Assets                      1 170         1 086         1 305
    Total Assets                           $4 914        $4 844        $5 081

For a discussion of the potential divestiture of CG&E's, including ULH&P's, gas operations, see Note 12(f).

ULH&P

                                      Operating
                Operating  Operating   Income    Provision for   Construction
Year Ended      Revenues    Income     Taxes     Depreciation    Expenditures
                                   (in thousands)
1997
  Electric      $192 774    $10 427    $6 549       $ 7 193        $14 115
  Gas             78 848      8 008     3 037         5 176          9 448
    Total       $271 622    $18 435    $9 586       $12 369        $23 563

1996
  Electric      $190 900    $12 558    $5 644       $ 6 935        $ 9 571
  Gas             76 868      8 476     4 190         4 974          9 073
    Total       $267 768    $21 034    $9 834       $11 909        $18 644

1995
  Electric      $187 180    $11 425    $4 500       $ 6 679        $10 909
  Gas             70 288      8 405     3 387         4 759          8 063
    Total       $257 468    $19 830    $7 887       $11 438        $18 972

                                                      December 31
                                           1997          1996          1995
                                                    (in thousands)
Property, Plant, and Equipment - net
  Electric                               $147 869      $142 490      $138 482
  Gas                                     111 615       106 791       104 749
                                          259 484       249 281       243 231
Other Corporate Assets                     32 106        40 272        54 911
    Total Assets                         $291 590      $289 553      $298 142

For a discussion of the potential  divestiture  of ULH&P's gas  operations,  see
Note 12(f).

Cinergy

16.  Earnings Per Share

Effective December 31, 1997, Cinergy adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 replaces the calculation of primary and fully diluted earnings per share under previous accounting standards with basic and diluted earnings per share amounts. Previously reported earnings per share amounts have been restated to comply with the provisions of Statement 128.

The after-tax earnings per share impact of the extraordinary item - equity share of windfall profits tax in 1997 was $.69 for both basic and diluted earnings per share.

Presented below is a reconciliation of earnings per common share (basic EPS) and earnings per common share assuming dilution (diluted EPS).

                                                Income        Shares       Earnings
                                              (Numerator)  (Denominator)   Per Share
                                             (In thousands, except per share amounts)
   1997
     Earnings per common share:
        Net income before extraordinary item   $362 638        157 685       $2.30

     Effect of dilutive securities:
        Common stock options                                       928
        Contingently issuable common stock                         204

     EPS--assuming dilution:
        Net income before extraordinary
         item plus assumed conversions         $362 638        158 817       $2.28

     1996
     Net income                                $334 797
     Less:  costs of reacquisition of
            preferred stock of subsidiary        18 391

     Earnings per common share:
        Net income applicable to common
         stock                                  316 406        157 678       $2.00

     Effect of dilutive securities:
        Common stock options                                       923
        Contingently issuable common stock                         314

     EPS--assuming dilution:
        Net income applicable to common
         stock plus assumed conversions        $316 406        158 915       $1.99

     1995
     Earnings per common share:
        Net income                             $347 182        156 620       $2.22

     Effect of dilutive securities:
        Common stock options                                       586
        Contingently issuable common stock                         316

     EPS--assuming dilution:
        Net income plus assumed conversions    $347 182        157 522       $2.20

     Options to purchase shares of common stock that were excluded from the calculation of EPS--assuming dilution because the exercise prices of these options were greater than the average market price of the common shares during the year are summarized below:
                                                      Average
                                                      Exercise
                       Year              Shares        Price

                       1997               22 300       $35.25
                       1996               45 000        31.56
                       1995              215 000        28.81

Cinergy

17.  Extraordinary Item - Equity Share of Windfall Profits Tax

In May 1997, general elections were held in Great Britain which resulted in the Labour Party gaining control of the government. In July 1997, the Labour Government announced a windfall profits tax to be levied against a limited number of British companies, including Midlands, which had previously been owned and operated by the government. The tax, which was enacted into law during the third quarter of 1997, was intended to be a recovery of funds by the government due to the undervaluing of the companies subject to the tax when they were privatized by the government via public stock offerings several years ago.

Cinergy's share of the tax to be paid by Midlands in two equal installments, due December 1, 1997 and 1998, is approximately 67 million pounds sterling ($109 million or $.69 per share, basic and diluted). Midlands borrowed the funds to finance the first installment. Cinergy expects Midlands will borrow funds as necessary to pay the final installment. As Cinergy's management believes this charge to be unusual in nature, and does not expect such a charge to recur, the tax was recorded as an extraordinary item in Cinergy's Consolidated Statement of Income during the third quarter of 1997. No related tax benefit was recorded for the charge as the windfall profits tax is not deductible for corporate income tax purposes in the UK, and Cinergy expects that benefits, if any, derived for US Federal income taxes will not be significant.

18.  Subsequent Events (Unaudited)

ULH&P

(a) Redemption of 8% Series First Mortgage Bonds On March 24, 1998, ULH&P announced its intention to redeem on April 23, 1998, $6.3 million principal amount of its 8% Series First Mortgage Bonds (due October 1, 2003) at a redemption price of 100.85% through the M&R Fund Provision of ULH&P's first mortgage bond indenture. Additionally, on the same date, ULH&P announced its intention to redeem on April 24, 1998, the remaining $3.7 million principal amount of its 8% Series First Mortgage Bonds (due October 1, 2003) at a redemption price of 101.73%.

PSI

(b) Issuance of 7.25% JUnior Maturing Principal Securities (JUMPS) On March 19, 1998, PSI issued $100 million principal amount of its 7.25% JUMPS. The JUMPS will mature on March 15, 2028. Proceeds from the sale were used to repay short-term indebtedness incurred in connection with the redemption on March 1, 1998, of all outstanding shares of PSI's 7.44% Series Cumulative Preferred Stock at a redemption price of $25 per share.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cinergy, CG&E, PSI, and ULH&P

None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Board of Directors

Cinergy

Reference is made to Cinergy Corp.'s, a Delaware corporation (Cinergy or Company), 1998 Proxy Statement with respect to identification of directors and their current principal occupations.

CG&E

The directors of The Cincinnati Gas & Electric Company (CG&E) at February 28, 1998, included:

Jackson H. Randolph Mr. Randolph, age 67, is Chairman of CG&E. He has served as a director of CG&E since 1983, and his current term as director expires April 21, 1998.

James E. Rogers Mr. Rogers, age 50, is Vice Chairman and Chief Executive Officer of CG&E. He has served as a director of CG&E since 1994, and his current term as director expires April 21, 1998.

William J. Grealis Mr. Grealis, age 52, is President of CG&E. He has served as a director of CG&E since 1995, and his current term expires April 21, 1998.

PSI

Reference is made to PSI Energy, Inc.'s (PSI) 1998 Information Statement with respect to identification of directors and their current principal occupations.

ULH&P

Omitted pursuant to Instruction I(2)(c).

Executive Officers

Cinergy, CG&E, and PSI

The information included in Part I of this report on pages 18 through 20 under the caption "Executive Officers of the Registrants" is referenced in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ULH&P

Omitted pursuant to Instruction I(2)(c).

                         ITEM 11. EXECUTIVE COMPENSATION

Cinergy

Reference is made to Cinergy's 1998 Proxy Statement with respect to executive compensation.

CG&E

Reference is made to Cinergy's 1998 Proxy Statement with respect to executive compensation, except as to information pertaining to the compensation of directors and to the performance graph, which information is set forth below.

Compensation of Directors

Directors who are not employees (non-employee directors) receive an annual retainer fee of $8,000 plus a fee of $1,000 for each CG&E board of directors' meeting attended; however, any non-employee director of CG&E who also serves as a non-employee director of Cinergy or any of its affiliates shall neither receive such annual retainer fee, nor any compensation for attendance at any CG&E board meeting that is held concurrently or consecutively with a meeting of the board of directors of Cinergy. Directors who are also employees of Cinergy or any of its subsidiaries (Messrs. Randolph, Rogers, and Grealis) will receive no remuneration for their services as directors.

Under Cinergy's Directors' Deferred Compensation Plan, each non-employee director of Cinergy or any of its subsidiaries may defer fees and have them accrued either in cash or in units representing shares of Cinergy common stock. If deferred in such units, the stock will be distributed to the director at the time of retirement from the appropriate board. Amounts deferred in cash will be paid at the same time.

Under Cinergy's Retirement Plan for Directors, non-employee directors with five or more years of service will receive annual retirement compensation in an amount equal to the annual Cinergy board retainer fee in effect at the time of termination of service as a director, plus the product of the fee paid for attendance at a Cinergy board meeting multiplied by five. Retirement compensation is paid for as many years as the director served on the Cinergy board. This plan covers non-employee directors serving on the boards of directors of Cinergy, Services, CG&E, or PSI. Prior service by non-employee directors of CG&E, PSI, or Resources is credited under this plan.

Performance Graph

The following line graph compares the cumulative total shareholder return of the common stock of CG&E with the cumulative total returns during the same time period of the Standard & Poor's (S&P) Electric Utilities Index and the S&P 500 Stock Index. The graph tracks performance from January 1, 1993, through October 24, 1994, the final trading date of CG&E's common stock. The graph assumes a $100 investment on January 1, 1993, and reinvestment of all dividends.

Omitted is a line graph illustrating the following data.

                                 1/1/93      1/1/94      10/24/94

CG&E Common Stock               $100.00     $117.80      $103.70

S&P Electric Utilities Index    $100.00     $112.60      $ 93.00

S&P 500 Stock Index             $100.00     $110.10      $111.10

PSI

Reference is made to PSI's 1998 Information Statement with respect to executive compensation.

ULH&P

Omitted pursuant to Instruction I(2)(c).

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

Cinergy

Reference is made to Cinergy's 1998 Proxy Statement with respect to security ownership of certain beneficial owners and management.

CG&E

Cinergy owns all the  outstanding  shares of common  stock of CG&E.  Pursuant to
Section 13(d) of the Securities Exchange Act of 1934, a beneficial owner of a security is any person who directly or indirectly has or shares voting or investment power over such security. No person or group is known by the management of CG&E to be the beneficial owner of more than 5% of CG&E's class of cumulative preferred stock as of December 31, 1997.

CG&E's directors and executive officers did not beneficially own shares of any series of the class of CG&E's cumulative preferred stock as of December 31, 1997. The beneficial ownership of Cinergy's common stock held by each director and named executive officer as of December 31, 1997, is set forth in the following table.

                                                    Amount and Nature
               Name of Beneficial Owner(1)       of Beneficial Ownership (2)

               William J. Grealis                    86,313  shares
               J. Wayne Leonard                     140,961  shares
               Jackson H. Randolph                  152,426  shares
               James E. Rogers                      339,254  shares
               Larry E. Thomas                      130,366  shares

               All directors and executive        1,050,910  shares (2)
               officers as a group           (representing 0.67% of the class)


(1)   No  individual  listed   beneficially   owned  more  than  0.215%  of  the
      outstanding shares of Cinergy common stock.

(2) Includes shares which there is a right to acquire within 60 days pursuant to the exercise of stock options in the following amounts: Mr. Grealis - 55,887; Mr. Leonard - 97,611; Mr. Randolph - 50,000; Mr. Rogers - 145,629;
      Mr. Thomas - 74,104; and all directors and executive officers as a group - 497,698.

PSI

Reference is made to PSI's 1998 Information Statement with respect to security ownership of certain beneficial owners and management.

ULH&P

Omitted pursuant to Instruction I(2)(c).

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cinergy, CG&E, and PSI

None.

ULH&P

Omitted pursuant to Instruction I(2)(c).

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

Cinergy, CG&E, PSI, and ULH&P

Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", pages 53 and 54 of this report, for an index of the financial statements and financial statement schedules included in this report.

(b) Reports on Form 8-K.

Cinergy, CG&E, PSI, and ULH&P

None

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission (SEC) and are incorporated herein by reference and made a part hereof. Exhibits identified with a pound sign (#) are being filed herewith by the registrant identified in the exhibit discussion below and are incorporated herein by reference with respect to any other designated registrant. Exhibits not so identified are filed herewith:

  Exhibit
Designation                           Nature of Exhibit

Cinergy

   3-a          *Certificate of Incorporation of Cinergy
                 Corp., a Delaware corporation (Cinergy or Company). (Exhibit to Cinergy's 1993 Form
                 10-K in File No. 1-11377.)

   3-b           By-laws of Cinergy as amended December 18,
                 1997.

CG&E

   3-c          *Amended  Articles of  Incorporation  of The Cincinnati
                 Gas & Electric Company (CG&E) effective October 23, 1996. (Exhibit to CG&E's September 30, 1996, Form 10-Q in File No. 1-1232.)

   3-d          *Regulations  of  CG&E  as  amended,  April  25,  1996.
                 (Exhibit to CG&E's  March 31,  1996,  Form 10-Q in File
                 No. 1-1232.)

PSI

   3-e          *Amended Articles of Consolidation of PSI Energy,  Inc.
                 (PSI), as amended to April 20, 1995. (Exhibit to PSI's June 30, 1995, Form 10-Q in File No. 1-3543.)

   3-f Amendment to Article D of the Amended Articles of Consolidation of PSI Energy, Inc., effective July 10, 1997.

  Exhibit
Designation                          Nature of Exhibit

   3-g          *By-laws of PSI, as amended to December 17,
                 1996. (Exhibit to PSI's March 31, 1997, Form 10-Q in File No. 1-3543.)

ULH&P

   3-h          *Restated  Articles of Incorporation made effective May
                 7, 1976. (Exhibit to The Union Light, Heat and Power Company's (ULH&P) Form 8-K, May 1976.)

   3-i          *By-laws of ULH&P as amended, adopted May 8,
                 1996.  (Exhibit to ULH&P's March 31, 1996
                 Form 10-Q in File No. 2-7793.)

   3-j Amendment to Restated Articles of Incorporation of ULH&P (Article Third) and Amendment to the By-laws of ULH&P (Article 1), both effective July 24, 1997.

Cinergy and PSI

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

   4-b          *Nineteenth  Supplemental Indenture between PSI and The
                 First National Bank of Chicago dated January 1, 1972. (Exhibit to File No. 2-42545.)

   4-c          *Twenty-third  Supplemental  Indenture  between PSI and
                 The First National Bank of Chicago dated January 1, 1977. (Exhibit to File No.
                 2-57828.)

   4-d          *Twenty-fifth Supplemental Indenture between
                 PSI and The First National Bank of Chicago dated September 1, 1978. (Exhibit to File
                 No. 2-62543.)

   4-e          *Thirty-fifth  Supplemental  Indenture  between PSI and
                 The First National Bank of Chicago dated March 30, 1984. (Exhibit to PSI's 1984 Form 10-K in File No. 1-3543.)

   4-f          *Forty-first  Supplemental  Indenture  between  PSI and
                 LaSalle National Bank dated June 15, 1988. (Exhibit to PSI's 1988 Form 10-K in File No. 1-3543.)

  Exhibit
Designation                           Nature of Exhibit

   4-g          *Forty-second  Supplemental  Indenture  between PSI and
                 LaSalle National Bank dated August 1, 1988. (Exhibit to PSI's 1988 Form 10-K in File No. 1-3543.)

   4-h          *Forty-fourth  Supplemental  Indenture  between PSI and
                 LaSalle National Bank dated March 15, 1990. (Exhibit to PSI's 1990 Form 10-K in File No. 1-3543.)

   4-i          *Forty-fifth  Supplemental  Indenture  between  PSI and
                 LaSalle National Bank dated March 15, 1990. (Exhibit to PSI's 1990 Form 10-K in File No. 1-3543.)

   4-j          *Forty-sixth  Supplemental  Indenture  between  PSI and
                 LaSalle National Bank dated June 1, 1990. (Exhibit to PSI's 1991 Form 10-K in File No. 1-3543.)

   4-k          *Forty-seventh  Supplemental  Indenture between PSI and
                 LaSalle National Bank dated July 15, 1991. (Exhibit to PSI's 1991 Form 10-K in File No. 1-3543.)

   4-l          *Forty-eighth  Supplemental  Indenture  between PSI and
                 LaSalle National Bank dated July 15, 1992. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   4-m          *Forty-ninth  Supplemental  Indenture  between  PSI and LaSalle national Bank dated February 15, 1993. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   4-n          *Fiftieth   Supplemental   Indenture  between  PSI  and
                 LaSalle National Bank dated February 15, 1993. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   4-o          *Fifty-first  Supplemental  Indenture  between  PSI and
                 LaSalle National Bank dated February 1, 1994. (Exhibit to PSI's 1993 Form 10-K in File No. 1-3543.)

   4-p          *Indenture (Secured Medium-term Notes, Series A), dated
                 July 15, 1991, between PSI and LaSalle National Bank, as Trustee. (Exhibit to PSI's Form 10-K/A, Amendment No. 2, dated July 15, 1993, in File No. 1-3543.)

   4-q          *Indenture (Secured Medium-term Notes, Series B), dated
                 July 15, 1992, between PSI and LaSalle National Bank, as Trustee. (Exhibit to PSI's Form 10-K/A, Amendment No. 2, dated July 15, 1993, in File No. 1-3543.)

  Exhibit
Designation                           Nature of Exhibit

   4-r          *Loan Agreement  between PSI and the City of Princeton,
                 Indiana dated as of November 7, 1996. (Exhibit to PSI's September 30, 1996, Form 10-Q in File No. 1-3543.)

   4-s          *Loan Agreement between PSI and the City of
                 Princeton, Indiana dated as of February 1,
                 1997. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

   4-t          *Indenture dated November 15, 1996, between PSI and The
                 Fifth Third Bank, as Trustee. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

   4-u          *First Supplemental  Indenture dated November 15, 1996,
                 between PSI and The Fifth Third Bank, as Trustee. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

   4-v          *Second Supplemental Indenture dated December 15, 1996,
                 between PSI and The Fifth Third Bank, as Trustee. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

   4-w Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee.

Cinergy and CG&E

   4-x          *Original Indenture (First Mortgage Bonds) between CG&E
                 and The  Bank of New  York  (as  Trustee)  dated  as of
                 August  1,  1936.   (Exhibit  to  CG&E's   Registration
                 Statement No. 2-2374.)

   4-y          *Eleventh Supplemental Indenture between CG&E
                 and The Bank of New York dated as of May 1,
                 1969.  (Exhibit to CG&E's Registration
                 Statement No. 2-32063.)

   4-z          *Thirteenth Supplemental Indenture between
                 CG&E and The Bank of New York dated as of November 1, 1971. (Exhibit to CG&E's
                 Registration Statement No. 2-41974.)

   4-aa         *Fourteenth Supplemental Indenture between CG&E
                 and The Bank of New York dated as of November 2,
                 1972.  (Exhibit to CG&E's Registration Statement
                 No. 2-60961.)

   4-bb         *Thirty-third  Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992. (Exhibit to CG&E's Registration Statement No. 33-53578.)

  Exhibit
Designation                           Nature of Exhibit

   4-cc         *Thirty-fourth  Supplemental Indenture between CG&E and
                 The Bank of New York dated as of October 1, 1993. (Exhibit to CG&E's September 30, 1993, Form 10-Q in File No. 1-1232.)

   4-dd         *Thirty-fifth Supplemental Indenture between
                 CG&E and The Bank of New York dated as of January 1, 1994. (Exhibit to CG&E's
                 Registration Statement No. 33-52335.)

   4-ee         *Thirty-sixth Supplemental Indenture between
                 G&E and The Bank of New York dated as of February 15, 1994. (Exhibit to CG&E's Registration Statement No. 33-52335.)

   4-ff         *Thirty-seventh Supplemental Indenture
                 between CG&E and The Bank of New York dated as of October 14, 1996. (Exhibit to
                 Cinergy's 1996 Form 10-K in File No. 1-11377.)

   4-gg         *Loan  Agreement  between CG&E and the County of Boone,
                 Kentucky dated as of February 1, 1985. (Exhibit to CG&E's 1984 Form 10-K in File No. 1-1232.)

   4-hh         *Repayment  Agreement between CG&E and The Dayton Power
                 and Light Company dated as of December 23, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

   4-ii         *Loan  Agreement  between CG&E and the County of Boone,
                 Kentucky dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

   4-jj         *Loan Agreement  between CG&E and the State of Ohio Air
                 Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

   4-kk         *Loan Agreement  between CG&E and the State of Ohio Air
                 Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

   4-ll         *Loan Agreement  between CG&E and the State of Ohio Air Quality
                 Development Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File No. 1-1232.)

  Exhibit
Designation                           Nature of Exhibit

   4-mm         *Loan Agreement  between CG&E and the State of Ohio Air Quality
                 Development Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File No.
                 1-1232.)

   4-nn         *Loan  Agreement  between  CG&E  and the  State of Ohio
                 Water Development Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

   4-oo         *Loan Agreement  between CG&E and the State of Ohio Air
                 Quality Development Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

   4-pp         *Original Indenture (Unsecured Debt Securities) between
                 CG&E and The Fifth Third Bank dated as of May 15, 1995. (Exhibit to CG&E's Form 8-A dated July 24, 1995, in File No. 1-1232.)

   4-qq         *First  Supplemental  Indenture  between  CG&E  and The
                 Fifth Third Bank dated as of June 1, 1995. (Exhibit to CG&E's June 30, 1995, Form 10-Q in File No. 1-1232.)

   4-rr         *Second  Supplemental  Indenture  between  CG&E and The
                 Fifth Third Bank dated as of June 30, 1995. (Exhibit to CG&E's Form 8-A dated July 24, 1995, in File No. 1-1232.)

   4-ss         *Third  Supplemental  Indenture  between  CG&E  and The
                 Fifth Third Bank dated as of October 9, 1997. (Exhibit to CG&E'S September 30, 1997, Form 10-Q in File No. 1-1232.)

Cinergy, CG&E, and ULH&P

   4-tt         *Original  Indenture  (First  Mortgage  Bonds)  between
                 ULH&P and The Bank of New York dated as of February 1, 1949. (Exhibit to ULH&P's Registration Statement No. 2-7793.)

   4-uu         *Seventh Supplemental Indenture between ULH&P
                 and The Bank of New York dated as of October
                 1, 1973.  (Exhibit to CG&E's Registration
                 Statement No. 2-60961.)

  Exhibit
Designation                           Nature of Exhibit

   4-vv         *Thirteenth  Supplemental  Indenture  between ULH&P and
                 The Bank of New York dated as of August 1, 1992. (Exhibit to ULH&P's 1992 Form 10-K in File No. 2-7793.)

   4-ww         *Original Indenture (Unsecured Debt Securities) between
                 ULH&P and the Fifth Third Bank dated as of July 1, 1995. (Exhibit to ULH&P's June 30, 1995, Form 10-Q in File No. 2-7793)

   4-xx         *First  Supplemental  Indenture  between  ULH&P and The
                 Fifth Third Bank dated as of July 15, 1995. (Exhibit to ULH&P's June 30, 1995, Form 10-Q in File No. 2-7793.)

Cinergy, CG&E, and PSI

   10-a         *+Amended and Restated Employment Agreement
                 dated October 24, 1994, among CG&E, Cinergy
                 Corp. (an Ohio corporation), Cinergy, PSI
                 Resources, Inc., PSI, and Jackson H.
                 Randolph.  (Exhibit to Cinergy's 1994 Form
                 10-K in File No. 1-11377.)

   10-b         *+Amended and Restated Employment  Agreement dated July
                 2, 1993, among PSI Resources, Inc., PSI, CG&E, Cinergy, Cinergy Sub, Inc., and James E. Rogers, Jr. (Exhibit to Cinergy's Amendment No. 3 to Form S-4, filed October 8, 1993.)

   10-c         *+First Amendment to Amended and Restated
                 Employment Agreement dated December 12,
                 1995, retroactively effective to October 24, 1994, amended and restated July 2, 1993, among Cinergy, Cinergy Services, Inc. (Services), CG&E, PSI, and James E. Rogers. (Exhibit to Cinergy's, 1995 Form 10-K in File No. 1-11377.)

   10-d         *+Employment Agreement dated January 1, 1995,
                 among Cinergy, CG&E, Services, Cinergy
                 Investments, Inc. (Investments), PSI, and
                 William J. Grealis. (Exhibit to Cinergy's
                 1994 Form 10-K in File No. 1-11377.)

   10-e         +First Amendment to Employment  Agreement dated January
                 1, 1997, among Cinergy, CG&E, Services, Investments, PSI, and William J. Grealis.

  Exhibit
Designation                           Nature of Exhibit

   10-f         *+Employment Agreement dated October 24,
                 1994, among Cinergy, Services, CG&E, PSI, and Larry E. Thomas. (Exhibit to Cinergy's
                 1995 Form 10-K in File No. 1-11377.)

   10-g         *+First Amendment to Employment Agreement
                 dated October 24, 1994, among Cinergy,
                 Services, CG&E, PSI, and Larry E. Thomas.
                 (Exhibit to Cinergy's 1995 Form 10-K in File
                 No. 1-11377.)

   10-h         *+Employment Agreement dated October 24,
                 1994, among Cinergy, Services, CG&E, PSI, and J. Wayne Leonard. (Exhibit to Cinergy's
                 1995 Form 10-K in File No. 1-11377.)

   10-i         *+First Amendment to Employment Agreement
                 dated October 24, 1994, among Cinergy,
                 Services, CG&E, PSI, and J. Wayne Leonard.
                 (Exhibit to Cinergy's 1995 Form 10-K in File
                 No. 1-11377.)

   10-j         *+Employment Agreement dated October 24,
                 1994, among Cinergy, Services, CG&E, PSI, and Cheryl M. Foley. (Exhibit to Cinergy's,
                 1995 Form 10-K in File No. 1-11377.)

   10-k         *+First Amendment to Employment Agreement
                 dated October 24, 1994, among Cinergy,
                 Services, CG&E, PSI, and Cheryl M. Foley.
                 (Exhibit to Cinergy's 1995 Form 10-K in File
                 No. 1-11377.)

   10-l         *+Employment Agreement dated June 1, 1996,
                 among Cinergy, Services, CG&E, PSI, and
                 Elizabeth K. Lanier.  (Exhibit to Cinergy's
                 1996 Form 10-K in File No. 1-11377.)

   10-m         +Employment Agreement dated April 22, 1997,
                 among Cinergy, Services, CG&E, PSI, and
                 Madeleine W. Ludlow.

   10-n         +Employment Agreement dated October 1, 1997,
                 among Cinergy, Services, CG&E, PSI, and
                 Donald B. Ingle, Jr.

Cinergy and PSI

   10-o         *+Employment Agreement dated October 4, 1993,
                 among Cinergy, PSI, and John M. Mutz.
                 (Exhibit to PSI Resources, Inc.'s September
                 30, 1993, Form 10-Q in File No. 1-9941.)

 Exhibit
Designation                           Nature of Exhibit

   10-p         *+First Amendment to Employment Agreement
                 dated August 30, 1996, among Cinergy, PSI, and John M. Mutz. (Exhibit to Cinergy's
                 1996 Form 10-K in File No. 1-11377.)

   10-q         *+Deferred Compensation Agreement, effective
                 as of January 1, 1992, between PSI and James
                 E. Rogers, Jr.  (Exhibit to PSI's Form 10-
                 K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-r         *+Split Dollar Life Insurance Agreement,
                 effective as of January 1, 1992, between PSI and James E. Rogers, Jr. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-s         *+First Amendment to Split Dollar Life
                 Insurance Agreement between PSI and James E.
                 Rogers, Jr. dated December 11, 1992.
                 (Exhibit to PSI's Form 10-K/A in File No. 1-
                 3543, Amendment No. 1, dated April 29,
                 1993.)

   10-t         *+PSI Union  Employees'  401(k) Savings Plan as amended
                 and restated January 1, 1992. (Exhibit to PSI Resources 1992 Form 10-K in File No. 1-9941.)

   10-u         *Amendment to PSI Union Employees' 401(k) Savings Plan,
                 amended and restated December 17, 1996, with various effective dates. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

   10-v         *+First  Amendment to the PSI Union  Employees'  401(k)
                 Savings Plan, dated December 31, 1995. (Exhibit to Cinergy's 1995 Form 10-K in File No. 1-11377.)

   10-w         *+PSI  Employees'  401(k)  Savings  Plan as amended and
                 restated January 1, 1992. (Exhibit to PSI Resources 1992 Form 10-K in File No. 1-9941.)

   10-x         *Amendment  to  PSI  Employees'  401(k)  Savings  Plan,
                 amended and restated December 17, 1996, with various effective dates. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

  Exhibit
Designation                           Nature of Exhibit

   10-y         *+First Amendment to the PSI Employees'
                 401(k) Savings Plan, dated December 31,
                 1995. (Exhibit to Cinergy's 1995 Form 10-K in File No. 1-11377.)

   10-z         *+PSI Supplemental Retirement Plan amended and restated
                 December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   10-aa        *+PSI  Excess   Benefit   Plan,   formerly   named  the
                 Supplemental Pension Plan, amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

Cinergy and CG&E

   10-bb        *+Deferred  Compensation  Agreement  between  CG&E  and
                 Jackson H. Randolph dated January 1, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

   10-cc        *+Split Dollar Insurance Agreement, effective
                 as of May 1, 1993, between CG&E and Jackson
                 H. Randolph.  (Exhibit to Cinergy's 1994
                 Form 10-K in File No. 1-11377.)

   10-dd        *+Amended and Restated Supplemental
                 Retirement Income Agreement between CG&E and
                 Jackson H. Randolph.  (Exhibit to Cinergy's,
                 1995 Form 10-K in File No. 1-11377.)

   10-ee        *CG&E Deferred Compensation and Investment
                 Plan, as amended and restated, effective
                 January 1, 1995.  (Exhibit to Cinergy's 1996
                 Form 10-K in File No. 1-11377.)

   10-ff        *CG&E Savings Incentive Plan, as amended and
                 restated, effective January 1, 1995.
                 (Exhibit to Cinergy's 1996 Form 10-K in File
                 No. 1-11377.)

   10-gg        +Amended and Restated Supplemental Executive Retirement
                 Income Agreement between CG&E and certain executive officers.

   10-hh        *+Executive   Severance   Agreement  between  CG&E  and
                 certain executive officers. (Exhibit to CG&E's 1989 Form 10-K in File No. 1-1232.)

  Exhibit
Designation                           Nature of Exhibit

Cinergy

   10-ii        *+Amendment to Executive Severance Agreement
                 between CG&E and certain executive officers.
                 (Exhibit to CG&E's 1992 Form 10-K in File
                 No. 1-1232.)

   10-jj        +1997 Amendments to Various Compensation and
                 Benefit Plans of Cinergy Corp., adopted
                 January 30, 1997.

   10-kk        *+Cinergy Stock Option Plan,  adopted October 18, 1994,
                 effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994, in File No. 1-11377.)

   10-ll        *+Amendment  to  Cinergy  Stock  Option  Plan,  amended
                 October 22, 1996, effective November 1, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1-11377.)

   10-mm        *+Cinergy  Performance Shares Plan, adopted October 18,
                 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994, in File No. 1-11377.)

   10-nn        *+Amendment to Cinergy Performance Shares Plan, amended
                 October 22, 1996, effective November 1, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1- 11377.)

   10-oo        *+Cinergy  Annual  Incentive Plan,  adopted October 18,
                 1994, effective October 24, 1994. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-pp        *+Amendment to Cinergy Annual  Incentive Plan,  amended
                 January 25, 1996, effective January 1, 1996. (Exhibit to Cinergy's 1996 10-K in File No. 1-11377.)

   10-qq        *Cinergy  Employee  Stock  Purchase  and Savings  Plan,
                 adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-rr        *Amendment  to Cinergy's  Employee  Stock  Purchase and
                 Savings Plan, adopted April 26, 1996, effective January 1, 1996. (Exhibit to Cinergy's June 30, 1996, Form 10-Q in File No. 1-11377.)

  Exhibit
Designation                           Nature of Exhibit

   10-ss        *Amendment  to Cinergy's  Employee  Stock  Purchase and
                 Savings Plan, adopted October 22, 1996, effective November 1, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1-11377.)

   10-tt        *+Cinergy   Directors'   Deferred   Compensation  Plan,
                 adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-uu        *+Amendment to Cinergy's Directors' Deferred Compensation Plan,
                 adopted October 22, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1-11377.)

   10-vv        *+Cinergy   Retirement  Plan  for  Directors,   adopted
                 October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-ww        *+Cinergy Executive Supplemental Life
                 Insurance Program adopted October 18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation Agreement, Executive Supplemental Life Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance Program Split Dollar Agreement II. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-xx        *+Cinergy's 1996 Long-Term Incentive Compensation Plan,
                 adopted April 26, 1996. (Exhibit to Cinergy's Schedule 14A Definitive Proxy Statement filed March 13, 1996, in File No. 1-11377.)

   10-yy        *+Amendment  to  Cinergy's  1996  Long-Term   Incentive
                 Compensation Plan, adopted October 22, 1996, effective November 1, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1-11377.)

   10-zz        *+Cinergy's 401(k) Excess Plan, adopted
                 December 17, 1996.  (Exhibit to Cinergy's
                 1996 Form 10-K in File No. 1-11377.)

  Exhibit
Designation                           Nature of Exhibit

   10-aaa       *+Cinergy's Nonqualified Deferred Incentive
                 Compensation Plan, adopted December 17,
                 1996. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

Cinergy, CG&E, and PSI

   21            Subsidiaries of Cinergy, CG&E, and PSI

Cinergy, CG&E, PSI, and ULH&P

   23            Consent of Independent Public Accountants.

   24            Power of Attorney.

   27            Financial Data Schedules (included in
                 electronic submission only).

+ Management contract, compensation plan, or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                            CINERGY CORP.
                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                FOR THE THREE YEARS ENDED DECEMBER 31, 1997

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
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1997                                      $10 618       $12 582      $ 5 609       $ 18 427      $  -       $10 382

    1996                                      $94 409       $22 341      $ 9 503       $115 635      $  -       $10 618

    1995                                      $90 547       $33 921      $(8 489)      $ 21 570      $  -       $94 409 1/












  1/  Includes $84,049 for the WVPA Marble Hill receivable.  See Note 12(e) of the "Notes to Financial Statements" in
      "Item 8.  Financial Statements and Supplementary Data."

                                              THE CINCINNATI GAS AND ELECTRIC COMPANY
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                 Col. A                        Col. B             Col. C                      Col. D              Col. E _
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1997                                       $9 178       $ 6 484      $ 5 609        $12 072      $  -        $9 199

    1996                                       $9 615       $17 297      $ 6 669        $24 403      $  -        $9 178

    1995                                       $8 999       $27 623      $(8 496)       $18 511      $  -        $9 615





















                                                          PSI ENERGY, INC.
                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                             FOR THE THREE YEARS ENDED DECEMBER 31, 1997

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
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1997                                     $ 1 269        $6 098       $  -          $ 6 184      $  -       $ 1 183

    1996                                     $84 517        $5 041       $2 834        $91 123      $  -       $ 1 269

    1995                                     $81 272        $6 100       $    7        $ 2 862      $  -       $84 517 1/














  1/  Includes $84,049 for the WVPA Marble Hill receivable.  See Note 12(e) of the "Notes to Financial Statements" in "Item 8.
      Financial Statements and Supplementary Data."









                                               THE UNION LIGHT, HEAT AND POWER COMPANY
                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                FOR THE YEAR ENDED DECEMBER 31, 1997

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period _
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1997                                       $1 024        $1 579       $  691        $2 298       $  -        $  996

    1996                                       $1 035        $1 862       $1 577        $3 450       $  -        $1 024

    1995                                       $  457        $3 010       $  -          $2 432       $  -        $1 035









                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company have each duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CINERGY CORP.
                                     THE CINCINNATI GAS & ELECTRIC COMPANY
                                                PSI ENERGY, INC.
                                    THE UNION LIGHT, HEAT AND POWER COMPANY
                                                  Registrants

Dated:  March 26, 1998

                                    By         /s/ James E. Rogers
                                                 James E. Rogers
                                                  Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

       Signature                       Title                     Date
Cinergy, CG&E, PSI, and ULH&P
  Jackson H. Randolph          Chairman

Cinergy
  Neil A. Armstrong            Director
  Phillip R. Cox               Director
  Kenneth M. Duberstein        Director
  George C. Juilfs             Director
  Melvin Perelman              Director
  Thomas E. Petry              Director
  John J. Schiff, Jr.          Director
  Philip R. Sharp              Director
  Dudley S. Taft               Director
  Oliver W. Waddell            Director

Cinergy and PSI
  James K. Baker               Director
  Michael G. Browning          Director
  John A. Hillenbrand II       Director
  Van P. Smith                 Director

CG&E and ULH&P
  William J. Grealis           President and Director

PSI
  John M. Mutz                 President and Director

ULH&P
  Cheryl M. Foley              Vice President, General Counsel,
                                   Secretary, and Director
  J. Wayne Leonard             Vice President and Director
  Larry E. Thomas              Vice President and Director


Cinergy, CG&E, PSI, and ULH&P


    /s/James E. Rogers             Vice Chairman, Chief         March 26, 1998
      James E. Rogers         Executive Officer, and Director
  Attorney-in-fact for all         President of Cinergy
   the foregoing persons       (Principal Executive Officer)


   /s/Madeleine W. Ludlow           Vice President and          March 26, 1998
    Madeleine W. Ludlow           Chief Financial Officer
                                     Director of ULH&P
                               (Principal Financial Officer)


     /s/John P. Steffen       Vice President and Comptroller    March 26, 1998
      John P. Steffen         (Principal Accounting Officer)