Form 10-Q
period 1998-06-30
CINERGY CORP
filed 1998-08-14
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

     Commission        Registrant, State of Incorporation,    I.R.S. Employer
     File Number          Address, and Telephone Number      Identification No.

       1-11377                     CINERGY CORP.                31-1385023
                             (A Delaware Corporation)
                              139 East Fourth Street
                              Cincinnati, Ohio 45202
                                  (513) 421-9500

       1-1232          THE CINCINNATI GAS & ELECTRIC COMPANY    31-0240030
                              (An Ohio Corporation)
                             139 East Fourth Street
                             Cincinnati, Ohio 45202
                                 (513) 421-9500

       1-3543                    PSI ENERGY, INC.               35-0594457
                             (An Indiana Corporation)
                              1000 East Main Street
                            Plainfield, Indiana 46168
                                 (317) 839-9611

       2-7793        THE UNION LIGHT, HEAT AND POWER COMPANY    31-0473080
                             (A Kentucky Corporation)
                              139 East Fourth Street
                              Cincinnati, Ohio 45202
                                 (513) 421-9500

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

As of July 31, 1998, shares of Common Stock outstanding for each registrant were as listed:

                         Company                                        Shares
Cinergy Corp., par value $.01 per share 158,535,278 The Cincinnati Gas & Electric Company, par value $8.50 per share 89,663,086 PSI Energy, Inc., without par value, stated value $.01 per share 53,913,701 The Union Light, Heat and Power Company, par value $15.00 per share 585,333

                                TABLE OF CONTENTS


 Item                                                               Page
Number                                                             Number

       Glossary of Terms . . . . . . . . . . . . . . . . . . .       3

                         PART I.  FINANCIAL INFORMATION

  1    Financial Statements
       Cinergy Corp.
         Consolidated Balance Sheets . . . . . . . . . . . . .       6
         Consolidated Statements of Income (Loss). . . . . . .       8
         Consolidated Statements of Changes in Common
           Stock Equity. . . . . . . . . . . . . . . . . . . .       9
         Consolidated Statements of Cash Flows . . . . . . . .      12
         Results of Operations . . . . . . . . . . . . . . . .      13
       The Cincinnati Gas & Electric Company
         Consolidated Balance Sheets . . . . . . . . . . . . .      24
         Consolidated Statements of Income and Comprehensive
           Income. . . . . . . . . . . . . . . . . . . . . . .      26
         Consolidated Statements of Cash Flows . . . . . . . .      27
         Results of Operations . . . . . . . . . . . . . . . .      28
       PSI Energy, Inc.
         Consolidated Balance Sheets . . . . . . . . . . . . .      34
         Consolidated Statements of Income (Loss) and
           Comprehensive Income (Loss) . . . . . . . . . . . .      36
         Consolidated Statements of Cash Flows . . . . . . . .      37
         Results of Operations . . . . . . . . . . . . . . . .      38
       The Union Light, Heat and Power Company
         Balance Sheets. . . . . . . . . . . . . . . . . . . .      43
         Statements of Income (Loss) . . . . . . . . . . . . .      45
         Statements of Cash Flows. . . . . . . . . . . . . . .      46
         Results of Operations . . . . . . . . . . . . . . . .      47
       Notes to Financial Statements . . . . . . . . . . . . .      50
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .      57
  3    Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . .      62

                                            PART II. OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .      63
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .      63
       Signatures. . . . . . . . . . . . . . . . . . . . . . .      65

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION

1997 Form         Combined 1997 Annual Report on Form 10-K filed separately by
  10-K              Cinergy, CG&E, PSI, and ULH&P

Apache            Apache Corporation

Avon Energy       Avon Energy Partners Holdings, an Unlimited Liability
                    Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company

Bcf               Billion cubic feet

Beckjord          CG&E's W. C. Beckjord Station (steam electric generating
                    plant)

CC&T              Cinergy Capital and Trading, Inc. (a subsidiary of
                    Investments)

CERCLA            Comprehensive Environmental Response, Compensation and
                    Liability Act

CFC               National Rural Utilities Cooperative Finance Corporation

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

Cinergy or        Cinergy Corp.
  Company

Cinergy Global    Cinergy Global Power, Inc., formerly Cinergy Investments
  Power             MPI, Inc. (a subsidiary of Cinergy Global Resources, Inc.)

Cinergy Global    Cinergy Global Resources, Inc. (a subsidiary of Cinergy),
  Resources         which holds Cinergy's foreign non-regulated business

Committed Lines   Unsecured lines of credit

Conesville        CG&E's Conesville Station (steam electric generating plant)

Enertech          Enertech Associates, Inc., formerly Power International,
                    Inc. (a subsidiary of Cinergy Investments, Inc.)

EPA               United States Environmental Protection Agency

EPS               Earnings per share

Exxon             Exxon Coal and Minerals Company

FASB              Financial Accounting Standards Board

FERC              Federal Energy Regulatory Commission

HB 443            Customer choice bill introduced by the House Chairman of the
                    Tourism, Development and Energy Committee in Kentucky

HJR 95            House Joint Resolution, which calls for an executive task
                    force to study electricity restructuring in Kentucky

    TERM                                   DEFINITION

HB 732 and        Companion electric restructuring bills introduced into the
  SB 237            Ohio legislature during 1998

IDEM              Indiana Department of Environmental Management

IGC               Indiana Gas Company, Inc., formerly Indiana Gas and Water
                    Company, Inc.

IRS               Internal Revenue Service

IT                Information Technology

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

kwh               Kilowatt-hour

Mcf               Thousand cubic feet

MGP               Manufactured gas plant

Midlands          Midlands Electricity plc, a United Kingdom regional electric company (a wholly-owned subsidiary of Avon Energy)

MW                Megawatts

NIPSCO            Northern Indiana Public Service Company

NOx               Nitrogen Oxide

Oryx              Oryx Energy Company

ProEnergy         Producers Energy Marketing, LLC (a subsidiary of CC&T)

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUCO              Public Utilities Commission of Ohio

RUS               Rural Utilities Service

SIP               State Implementation Plan

Statement 130     Statement of Financial Accounting Standards No. 130,
                    Reporting Comprehensive Income

Statement 133     Statement of Financial Accounting Standards No. 133,
                    Accounting for Derivative Instruments and Hedging
                    Activities

Teplarna          Teplarna Svit a.s. (a subsidiary of Cinergy Global Power)

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

Uncommitted       Short-term borrowings with various banks arranged on an "as
  Lines             offered" basis

WVPA              Wabash Valley Power Association, Inc.

Zimmer            CG&E's William H. Zimmer Generating Station (steam electric generating plant)

                                  CINERGY CORP.
                            AND SUBSIDIARY COMPANIES

                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                       June 30    December 31
                                                        1998         1997
                                                     (unaudited)
                             (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                          $9,048,447   $8,981,182
    Gas                                                  759,774      746,903
    Common                                               186,236      186,078
                                                      ----------   ----------
                                                       9,994,457    9,914,163
  Accumulated depreciation                             3,922,498    3,800,322
                                                      ----------   ----------
                                                       6,071,959    6,113,841
  Construction work in progress                          219,154      183,262
                                                      ----------   ----------
      Total utility plant                              6,291,113    6,297,103

Current Assets
  Cash and temporary cash investments                     86,934       53,310
  Restricted deposits                                      1,507        2,319
  Notes receivable                                            78          110
  Accounts receivable less accumulated provision for
    doubtful accounts of $14,520 at June 30, 1998,
    and $10,382 at December 31, 1997                     528,923      413,516
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                   72,272       57,916
    Gas stored for current use                            29,282       29,174
    Other materials and supplies                          70,475       76,066
  Prepayments and other                                   68,126       38,171
                                                      ----------   ----------
                                                         857,597      670,582

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes            398,237      374,456
    Post-in-service carrying costs and deferred
      operating expenses                                 174,557      178,504
    Coal contract buyout costs                           112,936      122,485
    Deferred merger costs                                 87,684       90,346
    Deferred demand-side management costs                 91,793      109,596
    Phase-in deferred return and depreciation             82,232       89,689
    Unamortized costs of reacquiring debt                 64,443       66,242
    Other                                                 44,241       45,533
  Investments in unconsolidated subsidiaries             589,724      537,720
  Other                                                  385,746      275,897
                                                      ----------   ----------
                                                       2,031,593    1,890,468

                                                      $9,180,303   $8,858,153

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.


CAPITALIZATION AND LIABILITIES

                                                        June 30    December 31
                                                         1998         1997
                                                      (unaudited)
                             (dollars in thousands)

Common Stock Equity
  Common stock - $.01 par value;  authorized  shares - 600,000,000;  outstanding shares - 158,535,278 at June 30, 1998, and
    157,744,658 at December 31, 1997                     $ 1,585      $ 1,577
  Paid-in capital                                      1,599,435    1,573,064
  Retained earnings                                      905,556      967,420
  Accumulated other comprehensive income                  (3,330)      (2,861)
                                                      ----------   ----------
      Total common stock equity                        2,503,246    2,539,200

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption                     92,688      177,989

Long-term Debt                                         2,192,975    2,150,902
                                                      ----------   ----------
      Total capitalization                             4,788,909    4,868,091

Current Liabilities
  Long-term debt due within one year                     251,569       85,000
  Notes payable and other short-term obligations       1,120,559    1,114,028
  Accounts payable                                       655,241      488,716
  Accrued taxes                                          187,197      187,033
  Accrued interest                                        35,420       46,622
  Other                                                   88,405       79,193
                                                      ----------   ----------
                                                       2,338,391    2,000,592

Other Liabilities
  Deferred income taxes                                1,209,293    1,248,543
  Unamortized investment tax credits                     161,464      166,262
  Accrued pension and other postretirement
    benefit costs                                        315,348      297,142
  Other                                                  366,898      277,523
                                                      ----------   ----------
                                                       2,053,003    1,989,470

                                                      $9,180,303   $8,858,153


                                  CINERGY CORP.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                              Quarter Ended                 Year to Date              Twelve Months Ended
                                                 June 30                      June 30                       June 30
                                           1998           1997          1998           1997           1998           1997
                                                             (in thousands, except per share amounts)

Operating Revenues
  Electric                             $1,021,922       $790,576     $2,180,646     $1,608,490     $4,433,854     $3,041,642
  Gas                                      50,081         74,757        223,142        287,023        427,264        495,782
                                       ----------       --------     ----------     ----------     ----------     ----------
                                        1,072,003        865,333      2,403,788      1,895,513      4,861,118      3,537,424

Operating Expenses
  Fuel used in electric production        155,547        134,602        336,066        310,348        719,153        668,341
  Gas purchased                            21,668         35,826        118,279        159,794        224,643        275,730
  Purchased and exchanged power           439,920        195,364        911,805        355,956      1,775,207        456,371
  Other operation                         237,130        158,488        400,158        321,900        716,203        625,574
  Maintenance                              55,613         51,201         94,679         97,055        174,095        199,157
  Depreciation                             73,790         72,171        147,095        143,727        292,445        285,698
  Amortization of phase-in deferrals        5,540          3,370         11,079          6,741         17,821         13,540
  Amortization of post-in-service
    deferred operating expenses             1,090          1,090          2,181          2,181          4,362          2,379
  Income taxes                            (10,897)        39,937         59,894        103,856        204,975        215,122
  Taxes other than income taxes            68,157         67,841        137,806        136,213        266,617        261,482
                                       ----------       --------     ----------     ----------     ----------     ----------
                                        1,047,558        759,890      2,219,042      1,637,771      4,395,521      3,003,394

Operating Income                           24,445        105,443        184,746        257,742        465,597        534,030

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                       111            180            132            371           (141)           748
  Post-in-service carrying costs             -              -              -              -              -               386
  Phase-in deferred return                  1,811          2,002          3,622          4,004          7,626          8,190
  Equity in earnings of
    unconsolidated subsidiaries             9,717         12,180         21,571         38,680         43,283         61,677
  Income taxes                             12,788          3,653         26,130          4,444         57,623         18,433
  Other - net                             (12,684)        (8,080)       (31,715)       (10,707)       (52,510)       (37,545)
                                       ----------       --------     ----------     ----------     ----------     ----------
                                           11,743          9,935         19,740         36,792         55,881         51,889

Income Before Interest and Other
  Charges                                  36,188        115,378        204,486        294,534        521,478        585,919

Interest and Other Charges
  Interest on long-term debt               43,835         44,977         87,593         94,252        175,113        187,713
  Other interest                           18,845         13,430         36,839         27,297         69,489         50,274
  Allowance for borrowed funds used
    during construction                    (1,925)        (1,754)        (3,872)        (3,096)        (6,176)        (6,499)
  Preferred dividend requirements
    of subsidiaries                         1,366          3,236          3,788          6,475          9,882         16,209
                                       ----------       --------     ----------     ----------     ----------     ----------
                                           62,121         59,889        124,348        124,928        248,308        247,697

Net Income (Loss) Before
  Extraordinary Item                   $  (25,933)      $ 55,489     $   80,138     $  169,606     $  273,170     $  338,222
Extraordinary Item - Equity Share of
  Windfall Profits Tax (Less
  Applicable Income Taxes of $0)             -              -              -              -          (109,400)          -
                                       ----------       --------     ----------     ----------     ----------     -------
Net Income (Loss)                      $  (25,933)      $ 55,489     $   80,138     $  169,606     $  163,770     $  338,222

Average Common Shares Outstanding         158,018        157,679        157,892        157,679        157,790        157,679

Earnings Per Common Share
  Net income (loss) before
    extraordinary item                      $(.16)          $.35           $.51          $1.07          $1.73          $2.02
  Net income (loss)                         $(.16)          $.35           $.51          $1.07          $1.04          $2.02

Earnings Per Common Share - Assuming Dilution (Note 13)
  Net income (loss) before
    extraordinary item                      $(.16)          $.35           $.51          $1.06          $1.72          $2.01
  Net income (loss)                         $(.16)          $.35           $.51          $1.06          $1.03          $2.01

Dividends Declared Per Common Share         $ .45           $.45           $.90          $ .90          $1.80          $1.78

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.




                                  CINERGY CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                             (dollars in thousands)
                                   (unaudited)

                                                                                 Accumulated
                                                                                   Other              Total              Total
                                   Common         Paid-in        Retained       Comprehensive      Comprehensive      Common Stock
                                   Stock          Capital        Earnings          Income             Income             Equity

Quarter Ended June 30, 1998

Balance April 1, 1998              $1,578       $1,574,080      $1,002,495        $(3,279)                             $2,574,874
Comprehensive income
  Net income (loss)                                                (25,933)                          $(25,933)            (25,933)
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                          (51)                (51)
                                                                                                     --------
    Other comprehensive income
      (loss) total                                                                    (51)                (51)
                                                                                                     --------
Comprehensive income (loss) total                                                                    $(25,984)
Issuance of 771,258 shares of
  common stock - net                    7           26,504                                                                 26,511
Treasury shares purchased              (1)          (3,502)                                                                (3,503)
Treasury shares reissued                1            2,329                                                                  2,330
Dividends on common stock (see
  page 8 for per share amounts)                                    (71,006)                                               (71,006)
Other                                                   24                                                                     24
                                   ------       ----------      ----------        -------                              ----------

Balance June 30, 1998              $1,585       $1,599,435      $  905,556        $(3,330)                             $2,503,246

Quarter Ended June 30, 1997

Balance at April 1, 1997           $1,577       $1,579,934      $1,036,643        $(2,419)                             $2,615,735
Comprehensive income
  Net income                                                        55,489                           $ 55,489              55,489
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                          446                 446
                                                                                                     --------
    Other comprehensive income
      total                                                                           446                 446
                                                                                                     --------
Comprehensive income total                                                                           $ 55,935
                                                                                                     ========
Treasury shares purchased              (4)         (13,778)                                                               (13,782)
Treasury shares reissued                4            4,325                                                                  4,329
Dividends on common stock (see
  page 8 for per share amounts)                                    (70,910)                                               (70,910)
Other                                                   52             (12)                                                    40
                                   ------       ----------      ----------        -------                              ----------

Balance June 30, 1997              $1,577       $1,570,533      $1,021,210        $(1,973)                             $2,591,347


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                  CINERGY CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (CONTINUED)
                             (dollars in thousands)
                                   (unaudited)


                                                                                 Accumulated
                                                                                   Other              Total              Total
                                   Common         Paid-in        Retained       Comprehensive      Comprehensive      Common Stock
                                   Stock          Capital        Earnings          Income             Income             Equity

Six Months Ended June 30, 1998

Balance January 1, 1998            $1,577       $1,573,064      $  967,420        $(2,861)                             $2,539,200
Comprehensive income
  Net income                                                        80,138                           $ 80,138              80,138
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (418)               (418)
    Minimum pension liability
      adjustment                                                                                          (51)                (51)
                                                                                                     --------
    Other comprehensive income
      (loss) total                                                                   (469)               (469)
                                                                                                     --------
Comprehensive income total                                                                           $ 79,669
                                                                                                     ========
Issuance of 790,620 shares of
  common stock - net                    8           26,793                                                                 26,801
Treasury shares purchased              (2)          (4,932)                                                                (4,934)
Treasury shares reissued                2            4,478                                                                  4,480
Dividends on common stock (see
  page 8 for per share amounts)                                   (142,000)                                              (142,000)
Other                                                   32              (2)                                                    30
                                   ------       ----------      ----------        -------                              ----------

Balance June 30, 1998              $1,585       $1,599,435      $  905,556        $(3,330)                             $2,503,246

Six Months Ended June 30, 1997

Balance at January 1, 1997         $1,577       $1,590,735      $  993,526        $(1,384)                             $2,584,454
Comprehensive income
  Net income                                                       169,606                           $169,606             169,606
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (589)               (589)
                                                                                                     --------
    Other comprehensive income
      (loss) total                                                                   (589)               (589)
                                                                                                     --------
Comprehensive income total                                                                           $169,017
                                                                                                     ========
Treasury shares purchased             (11)         (45,725)                                                               (45,736)
Treasury shares reissued               11           25,459                                                                 25,470
Dividends on common stock (see
  page 8 for per share amounts)                                   (141,910)                                              (141,910)
Other                                                   64             (12)                                                    52
                                   ------       ----------      ----------        -------                              ----------

Balance June 30, 1997              $1,577       $1,570,533      $1,021,210        $(1,973)                             $2,591,347


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (CONTINUED)
                             (dollars in thousands)
                                   (unaudited)

                                                                                 Accumulated
                                                                                   Other              Total              Total
                                   Common         Paid-in        Retained       Comprehensive      Comprehensive      Common Stock
                                   Stock          Capital        Earnings          Income             Income             Equity

Twelve Months Ended June 30, 1998

Balance July 1, 1997               $1,577       $1,570,533      $1,021,210        $(1,973)                             $2,591,347
Comprehensive income
  Net income                                                       163,770                           $163,770             163,770
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (224)               (224)
    Minimum pension liability
      adjustment                                                                                       (1,133)             (1,133)
                                                                                                     --------
    Other comprehensive income
      (loss) total                                                                 (1,357)             (1,357)
                                                                                                     --------
Comprehensive income total                                                                           $162,413
Issuance of 856,149 shares of
  common stock - net                    8           28,859                                                                 28,867
Treasury shares purchased              (2)          (5,406)                                                                (5,408)
Treasury shares reissued                2            5,748                                                                  5,750
Dividends on common stock (see
  page 8 for per share amounts)                                   (283,956)                                              (283,956)
Other                                                 (299)          4,532                                                  4,233
                                   ------       ----------      ----------       --------                              ----------

Balance June 30, 1998              $1,585       $1,599,435      $  905,556        $(3,330)                             $2,503,246

Twelve Months Ended June 30, 1997

Balance at July 1, 1996            $1,577       $1,594,920      $  982,076        $(1,640)                             $2,576,933
Comprehensive income
  Net income                                                       338,222                           $338,222             338,222
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (153)               (153)
    Minimum pension liability
      adjustment                                                                                         (180)               (180)
                                                                                                     --------
    Other comprehensive income
      (loss) total                                                                   (333)               (333)
                                                                                                     --------
Comprehensive income total                                                                           $337,889
                                                                                                     ========
Treasury shares purchased             (14)         (54,070)                                                               (54,084)
Treasury shares reissued               14           29,647                                                                 29,661
Costs of reacquisition of
  preferred stock of subsidiary                                    (18,391)                                               (18,391)
Dividends on common stock (see
  page 8 for per share amounts)                                   (280,668)                                              (280,668)
Other                                                   36             (29)                                                     7
                                   ------       ----------     -----------        -------                              ----------

Balance June 30, 1997              $1,577       $1,570,533      $1,021,210        $(1,973)                             $2,591,347

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.



                                  CINERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Year to Date           Twelve Months Ended
                                                             June 30                   June 30
                                                        1998         1997         1998         1997
                                                                      (in thousands)

Operating Activities
  Net income                                         $  80,138    $ 169,606    $ 163,770    $ 338,222
  Items providing (using) cash currently:
    Depreciation                                       147,095      143,727      292,445      285,698
    Reserves related to electric trading business       67,000         -          71,000         -
    WVPA settlement                                     80,000         -          80,000         -
    Deferred income taxes and investment tax
      credits - net                                    (61,871)       8,146       (2,379)      23,275
    Equity in earnings of unconsolidated subsidiaries  (21,571)     (38,680)     (18,130)     (61,677)
    Extraordinary item - equity share of windfall
      profits tax                                         -            -         109,400         -
    Allowance for equity funds used during
      construction                                        (132)        (371)         141         (748)
    Regulatory assets - net                             36,171       38,881       68,600       57,144
    Changes in current assets and current
      liabilities
        Restricted deposits                                812         (224)         438         (270)
        Accounts and notes receivable, net of
          reserves on receivables sold                  (1,456)      25,529     (244,142)     (37,429)
        Materials, supplies, and fuel                   (4,667)      20,980       (3,830)      52,803
        Accounts payable                                40,353        7,025      216,624       54,493
        Litigation settlement                             -            -            -         (80,000)
        Accrued taxes and interest                     (11,038)       9,548      (42,000)      20,008
    Other items - net                                   23,850      (56,281)     108,306       (2,345)
                                                     ---------    ---------    ---------    ---------
          Net cash provided by operating
            activities                                 374,684      327,886      800,243      653,864

Financing Activities
  Issuance of common stock                                 290         -           2,356         -
  Issuance of long-term debt                           321,921         -         421,983      150,217
  Retirement of preferred stock of subsidiaries        (85,269)        (114)    (101,424)    (197,487)
  Redemption of long-term debt                        (220,409)    (206,312)    (350,409)    (282,375)
  Change in short-term debt                                972      182,642       10,141      347,359
  Dividends on common stock                           (141,599)    (141,910)    (283,555)    (280,668)
                                                     ---------    ---------    ---------    ---------
          Net cash used in financing activities       (124,094)    (165,694)    (300,908)    (262,954)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)        (144,524)    (144,372)    (328,207)    (341,600)
  Acquisition of businesses (net of cash acquired)     (46,141)        -         (46,141)        -
  Deferred demand-side management costs                 (4,703)     (10,783)     (13,787)     (37,921)
  Investments in unconsolidated subsidiaries           (21,598)        -         (50,630)     (46,351)
                                                     ---------    ---------    ---------    ---------
          Net cash used in investing activities       (216,966)    (155,155)    (438,765)    (425,872)

Net increase (decrease) in cash and
  temporary cash investments                            33,624        7,037       60,570      (34,962)

Cash and temporary cash investments at
  beginning of period                                   53,310       19,327       26,364       61,326
                                                     ---------    ---------    ---------    ---------

Cash and temporary cash investments at
  end of period                                      $  86,934    $  26,364    $  86,934    $  26,364

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter, six months, and twelve months ended June 30, 1998. For information concerning the results of operations for each of the other registrants for the quarter and six months ended June 30, 1998, see the discussion under the heading "Results of Operations" following the financial statements of each company.


            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

Kwh Sales

Kwh sales increased 25.5% for the quarter ended June 30, 1998, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales level was an increase in residential and commercial sales due to the return to more normal weather conditions for the quarter ended June 30, 1998, as compared to the same period last year, and an increase in industrial sales primarily reflecting growth in the chemicals, transportation equipment, and miscellaneous manufacturers sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the quarter ended June 30, 1998, decreased when compared to the same period in 1997. The decline in Mcf sales was partially offset by an increase in gas transportation volumes as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by Cinergy.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended June 30, 1998, increased $231 million (29%), as compared to the same period last year, primarily as a result of the increased kwh sales discussed above. Also contributing to the increase was a higher average price received on non-firm power transactions.

An analysis of electric operating revenues is shown below:

                                     Quarter
                                  Ended June 30
                                  (in millions)

Electric operating revenues - June 30, 1997                  $  791
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                       (3)
    Sales for resale
      Firm power obligations                                      2
      Non-firm power transactions                                89
  Total change in price per kwh                                  88

  Kwh sales
    Retail                                                       50
    Sales for resale
      Firm power obligations                                     10
      Non-firm power transactions                                80
  Total change in kwh sales                                     140

  Other                                                           3

Electric operating revenues - June 30, 1998                  $1,022

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

Gas operating revenues decreased $25 million (33%) in the second quarter of 1998, when compared to the same period last year, primarily due to the decline in volume sales discussed above and the aforementioned trend toward increased transportation services.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $21 million (16%) for the quarter ended June 30, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                 Quarter
                                              Ended June 30
                                              (in millions)

Fuel expense - June 30, 1997 $135 Increase (Decrease) due to change in:
  Price of fuel                                     (2)
  Deferred fuel cost                                 7
  Kwh generation                                    16
                                                  ----

Fuel expense - June 30, 1998                      $156

Gas Purchased

Gas purchased for the quarter ended June 30, 1998, decreased $14 million (40%), when compared to the same period last year, primarily due to a decrease in the volumes of gas purchased, due to lower demand.

Purchased and Exchanged Power

Purchased and exchanged power increased $245 million for the quarter ended June 30, 1998, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations and the provision of $61 million of reserves for the electric trading business recorded during the second quarter of 1998 (see Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information").

Other Operation

Other operation expenses for the quarter ended June 30, 1998, increased $79 million (50%), as compared to the same period of 1997. This increase is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"). This increase also reflects a provision of $4 million recorded in the second quarter of 1998 for potential bad debts related to certain power marketing and trading accounts.

Maintenance

For the quarter ended June 30, 1998, maintenance expenses increased $4 million (9%), when compared to the quarter ended June 30, 1997. This increase is primarily due to forced outages at Conesville and Beckjord and an increase in overhead line maintenance costs resulting from storm damage during the second quarter of 1998.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO ordered phase-in plan for Zimmer.

Other Income and Expenses - Net

Equity in Earnings of Unconsolidated Subsidiaries

The  $2  million  (20%)  decrease  in  equity  in  earnings  of   unconsolidated
subsidiaries for the quarter ended June 30, 1998, as compared to the same period of 1997, is primarily attributable to the decrease in earnings of Midlands.

Other - net

The change in other - net of $5 million for the quarter ended June 30, 1998, from the same period of 1997, is primarily due to an increase in expenses related to Cinergy Global Power, which was formed in September 1997, a higher level of expenses associated with PSI's sales of accounts receivable during the second quarter of 1998, and expenses related to the acquisitions and start-up costs of other non-regulated entities.

Interest and Other Charges

Other Interest

Other interest increased $5 million (40%) for the second quarter of 1998, as compared to the same period last year, partially due to increased interest on the currency swap, interest expense recognized on a settlement agreement between PSI and WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"), and increased short-term borrowings.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $2 million (58%) for the quarter ended June 30, 1998, from the same period of 1997, is primarily attributable to PSI's redemption of all outstanding shares of its 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

Kwh Sales

Kwh sales increased 47.3% for the six months ended June 30, 1998, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels was an increase in industrial sales primarily reflecting growth in the transportation equipment and miscellaneous manufacturers sectors, and increases in the average number of residential and commercial customers.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the six months ended June 30, 1998, decreased when compared to the same period in 1997. Decreased Mcf sales reflect, in part, milder weather during the first quarter of 1998, as compared to the same period of 1997, and were partially offset by an increase in the average number of residential and commercial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the six months ended June 30, 1998, increased $572 million (36%), as compared to the same period last year, primarily as a result of the increased kwh sales previously discussed. Also contributing to the increase was a higher average price received on non-firm power transactions.

An analysis of electric operating revenues is shown below:

                                   Six Months
                                  Ended June 30
                                  (in millions)

Electric operating revenues - June 30, 1997                   $1,609
Increase due to change in:
  Price per kwh
    Retail                                                        13
    Sales for resale
      Non-firm power transactions                                105
  Total change in price per kwh                                  118

  Kwh sales
    Retail                                                        58
    Sales for resale
      Firm power obligations                                      10
      Non-firm power transactions                                380
  Total change in kwh sales                                      448

  Other revenues                                                   6

Electric operating revenues - June 30, 1998                   $2,181

Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the heading "Gas Operating Revenues" for Cinergy in "Results of Operations for the Quarter Ended June 30, 1998."

Gas operating revenues decreased $64 million (22%) for the six months ended June 30, 1998, when compared to the same period last year. This decrease is primarily due to the previously discussed changes in Mcf sales and transportation volumes.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $26 million (8%) for the first six months of 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                               Six Months
                                              Ended June 30
                                              (in millions)

Fuel expense - June 30, 1997 $310 Increase (Decrease) due to change in:
  Price of fuel                                      (8)
  Deferred fuel cost                                 17
  Kwh generation                                     17
                                                   ----

Fuel expense - June 30, 1998                       $336

Gas Purchased

Gas purchased for the six months ended June 30, 1998, decreased $42 million (26%) when compared to the same period last year, reflecting a decrease in the volume of gas purchased, due to lower demand, and a lower average cost per Mcf purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $556 million for the six months ended June 30, 1998, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations and the provision of $63 million of reserves for the electric trading business recorded during 1998 (see Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information").

Other Operation

Other operation expenses for the first six months of 1998 increased by $78 million (24%), as compared to the same period of 1997. This increase is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"). This increase also reflects a provision of $4 million for potential bad debts related to certain power marketing and trading accounts recorded during the six months ended June 30, 1998.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO ordered phase-in plan for Zimmer.

Other Income and Expenses - Net

Equity in Earnings of Unconsolidated Subsidiaries

The $17 million (44%) decrease in equity in earnings of unconsolidated subsidiaries for the six months ended June 30, 1998, as compared to the same period of 1997, is primarily attributable to the decrease in earnings of Midlands, which is due to milder weather conditions during the first quarter of 1998, and a penalty imposed on each electric distribution company due to the delay in opening the electricity supply business to competition.

Other - net

The change in other - net of $21 million for the six months ended June 30, 1998, from the same period of 1997, is primarily due to a litigation settlement (see
Note 10 of the "Notes to Financial Statements" in "Part I. Financial Information"), an increase in expenses related to Cinergy Global Power, which was formed in September 1997, and expenses related to the acquisitions and start-up costs of other non-regulated entities.

Interest and Other Charges

Interest on Long-term Debt

Interest on long-term debt decreased $7 million (7%) for the six months ended June 30, 1998, as compared to the same period last year, primarily due to the net redemption of approximately $190 million of long-term debt by CG&E and ULH&P during the period from March 1997 through June 1998.

Other Interest

Other interest increased $10 million (35%) for the first half of 1998, as compared to the same period last year, primarily due to increased interest expense on the currency swap, which was initiated in mid-February 1997, interest expense recognized on a settlement agreement between PSI and WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"), and increased short-term borrowings.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $3 million (41%) for the six months ended June 30, 1998, from the same period of 1997, is primarily attributable to PSI's redemption of all outstanding shares of its 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.


         RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1998

Kwh Sales

Kwh sales increased 71.5% for the twelve months ended June 30, 1998, from the comparable period of last year, primarily reflecting increased activity in Cinergy's power marketing and trading operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels was an increase in residential and commercial sales due to an increase in the average number of residential and commercial customers, and an increase in industrial sales primarily reflecting growth in the miscellaneous manufacturers and primary metals sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended June 30, 1998, decreased when compared to the same period in 1997. Decreased Mcf sales reflect, in part, milder weather during the period, as compared to the same period a year ago and were partially offset by an increase in the average number of residential and commercial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the twelve months ended June 30, 1998, increased $1.4 billion (46%), reflecting the increased kwh sales discussed above.

An analysis of electric operating revenues is shown below:

                                                   Twelve Months
                                                   Ended June 30
                                                   (in millions)

Electric operating revenues - June 30, 1997            $3,042
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                 14
    Sales for resale
      Firm power obligations                               (2)
      Non-firm power transactions                         231
  Total change in price per kwh                           243

  Kwh sales
    Retail                                                 91
    Sales for resale
      Firm power obligations                               22
      Non-firm power transactions                       1,026
  Total change in kwh sales                             1,139

  Other                                                    10

Electric operating revenues - June 30, 1998            $4,434

Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for Cinergy in "Results of Operations for the Quarter Ended June 30, 1998."

Gas operating revenues decreased $69 million (14%) for the twelve months ended June 30, 1998, when compared to the same period last year. This decrease was largely the result of the previously discussed changes in Mcf sales and transportation volumes.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $51 million (8%) for the twelve months ended June 30, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                              Twelve Months
                                              Ended June 30
                                              (in millions)

Fuel expense - June 30, 1997                       $668
Increase due to change in:
  Price of fuel                                       4
  Kwh generation                                     47

Fuel expense - June 30, 1998                       $719

Gas Purchased

Gas purchased for the twelve months ended June 30, 1998, decreased $51 million (19%) when compared to the same period last year, reflecting a lower volume of gas purchased, due to lower demand, and a decrease in the average cost per Mcf purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $1.3 billion for the twelve months ended June 30, 1998, when compared to the same period of last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations and the provision of $67 million of reserves for the electric trading business recorded during the period (see Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information").

Other Operation

Other operation expenses increased $91 million (14%) for the twelve months ended June 30, 1998, as compared to the same period last year, primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"). This increase also reflects a provision of $4 million recorded in the second quarter of 1998 for potential bad debts related to certain power marketing and trading accounts.

Maintenance

Maintenance expenses decreased $25 million (13%) for the twelve months ended June 30, 1998, as compared to the twelve months ended June 30, 1997, primarily due to decreased outage-related expenses at PSI's and CG&E's production facilities.

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

Other Income and Expenses - Net

Equity in Earnings of Unconsolidated Subsidiaries

The $18 million (30%) decrease in equity in earnings of unconsolidated subsidiaries for the twelve months ended June 30, 1998, as compared to the same period of 1997, is partially attributable to the decrease in earnings of Midlands, which is due to milder weather conditions and a penalty imposed on each electric distribution company due to the delay in opening the electricity supply business to competition. The decrease also reflects losses recognized on several non-utility subsidiaries.

Other - net

The change in other - net of $15 million for the twelve months ended June 30, 1998, from the same period of 1997, is primarily due to a litigation settlement (see Note 10 of the "Notes to Financial Statements" in "Part I. Financial Information"). Additionally, the change also reflects a gain in 1996 related to the sale of certain CG&E assets.

Interest and Other Charges

Interest on Long-term Debt

Interest on long-term debt decreased $13 million (7%) for the twelve months ended June 30, 1998, as compared to the same period last year, primarily due to the net redemption of approximately $190 million of long-term debt by CG&E and ULH&P during the period from March 1997 through June 1998.

Other Interest

Other interest increased $19 million (38%) for the twelve months ended June 30, 1998, as compared to the same period last year, partially due to increased interest expense on the currency swap, which was initiated in mid-February 1997, interest expense recognized on a settlement agreement between PSI and WVPA (see
Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"), and increased short-term borrowings.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $6 million (39%) for the twelve months ended June 30, 1998, from the same period of 1997, is primarily attributable to the September 1996 reacquisition and retirement of approximately 90 percent of the outstanding preferred stock of CG&E. Additionally, PSI redeemed all outstanding shares of its 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.

                              THE CINCINNATI GAS &
                                ELECTRIC COMPANY
                            AND SUBSIDIARY COMPANIES

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                   June 30        December 31
                                                    1998             1997
                                                 (unaudited)
                                                    (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                      $4,729,327       $4,700,631
    Gas                                              759,774          746,903
    Common                                           186,236          186,078
                                                  ----------       ----------
                                                   5,675,337        5,633,612
  Accumulated depreciation                         2,082,014        2,008,005
                                                  ----------       ----------
                                                   3,593,323        3,625,607
  Construction work in progress                      143,734          118,133
                                                  ----------       ----------
        Total utility plant                        3,737,057        3,743,740

Current Assets
  Cash and temporary cash investments                 12,673            2,349
  Restricted deposits                                  1,173            1,173
  Notes receivable from affiliated companies          73,442           27,193
  Accounts receivable less accumulated
    provision for doubtful accounts of $11,799
    at June 30, 1998, and $9,199 at
    December 31, 1997                                173,035          193,549
  Accounts receivable from affiliated
    companies                                         32,216           35,507
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production               26,867           29,682
    Gas stored for current use                        25,734           29,174
    Other materials and supplies                      40,193           49,111
  Prepayments and other                               52,130           31,827
                                                  ----------       ----------
                                                     437,463          399,565

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes        372,567          350,515
    Post-in-service carrying costs and
      deferred operating expenses                    131,261          134,672
    Deferred merger costs                             16,090           16,557
    Deferred demand-side management costs             37,573           38,318
    Phase-in deferred return and depreciation         82,233           89,689
    Unamortized costs of reacquiring debt             36,051           36,575
    Other                                              4,575            1,439
  Other                                               90,118          103,368
                                                  ----------       ----------
                                                     770,468          771,133

                                                  $4,944,988       $4,914,438

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY


CAPITALIZATION AND LIABILITIES
                                                  June 30        December 31
                                                   1998             1997
                                                (unaudited)
                                                   (dollars in thousands)

Common Stock Equity
  Common stock - $8.50 par value;  authorized shares - 120,000,000;  outstanding shares - 89,663,086 at June 30, 1998, and
    December 31, 1997                           $  762,136       $  762,136
  Paid-in capital                                  534,668          534,649
  Retained earnings                                312,799          314,553
  Accumulated other comprehensive income              (904)            (750)
                                                ----------       ----------
      Total common stock equity                  1,608,699        1,610,588

Cumulative Preferred Stock
  Not subject to mandatory redemption               20,735           20,793

Long-term Debt                                   1,219,487        1,324,432
                                                ----------       ----------
      Total capitalization                       2,848,921        2,955,813

Current Liabilities
  Long-term debt due within one year               110,000             -
  Notes payable and other short-term
    obligations                                    214,000          289,000
  Notes payable to affiliated companies             11,362           12,253
  Accounts payable                                 267,277          249,538
  Accounts payable to affiliated companies          13,339           10,821
  Accrued taxes                                    167,240          149,129
  Accrued interest                                  18,094           25,430
  Other                                             28,009           29,950
                                                ----------       ----------
                                                   829,321          766,121

Other Liabilities
  Deferred income taxes                            815,233          794,396
  Unamortized investment tax credits               113,898          116,966
  Accrued pension and other postretirement
    benefit costs                                  156,796          180,566
  Other                                            180,819          100,576
                                                ----------       ----------
                                                 1,266,746        1,192,504

                                                $4,944,988       $4,914,438

                      THE CINCINNATI GAS & ELECTRIC COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                          Quarter Ended                 Year to Date
                                             June 30                      June 30
                                        1998        1997            1998          1997
                                                       (in thousands)

Operating Revenues
  Electric
    Non-affiliated companies          $521,198    $404,117       $1,096,039    $  799,742
    Affiliated companies                18,444       7,785           36,908        13,860
  Gas
    Non-affiliated companies            50,082      74,757          223,142       287,023
    Affiliated companies                   388           1              790             2
                                      --------    --------       ----------    ----------
                                       590,112     486,660        1,356,879     1,100,627

Operating Expenses
  Fuel used in electric production      77,642      60,358          165,705       130,597
  Gas purchased                         21,657      35,826          118,245       159,794
  Purchased and exchanged power
    Non-affiliated companies           230,665      93,909          460,159       164,771
    Affiliated companies                10,133       3,065           17,747         4,637
  Other operation                       77,266      79,897          158,913       159,172
  Maintenance                           27,901      23,957           47,659        51,293
  Depreciation                          41,588      40,878           82,886        81,282
  Amortization of phase-in deferrals     5,540       3,370           11,079         6,741
  Amortization of post-in-service
    deferred operating expenses            822         822            1,645         1,645
  Income taxes                           8,806      27,037           53,419        70,837
  Taxes other than income taxes         53,712      52,507          108,395       106,021
                                      --------    --------       ----------    ----------
                                       555,732     421,626        1,225,852       936,790

Operating Income                        34,380      65,034          131,027       163,837

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                     97          87              107           206
  Phase-in deferred return               1,811       2,002            3,622         4,004
  Income taxes                           3,844       3,730            7,672         6,736
  Other - net                           (2,273)     (4,261)          (6,588)       (9,036)
                                      --------    --------       ----------    ----------
                                         3,479       1,558            4,813         1,910

Income Before Interest                  37,859      66,592          135,840       165,747

Interest
  Interest on long-term debt            24,415      27,831           50,467        57,876
  Other interest                         2,269       2,562            4,370         4,258
  Allowance for borrowed funds
    used during construction            (1,511)     (1,231)          (2,875)       (2,140)
                                      --------    --------       ----------    ----------
                                        25,173      29,162           51,962        59,994

Net Income                            $ 12,686    $ 37,430       $   83,878    $  105,753
Preferred Dividend Requirement             215         217              430           436
                                      --------    --------       ----------    ----------
Net Income Applicable to Common
  Stock                               $ 12,471    $ 37,213       $   83,448    $  105,317
Other Comprehensive Income, Net
  of Tax                                  -           -                (155)         -
                                      --------    --------       ----------    -------
Comprehensive Income                  $ 12,471    $ 37,213       $   83,293    $  105,317

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                      Year to Date
                                                         June 30
                                                    1998         1997
                                                      (in thousands)

Operating Activities
  Net income                                     $  83,878    $ 105,753
  Items providing (using) cash currently:
    Depreciation                                    82,886       81,282
    Reserves related to electric trading
      business                                      59,000         -
    Deferred income taxes and investment tax
      credits - net                                (14,433)      15,055
    Allowance for equity funds used during
      construction                                    (107)        (206)
    Regulatory assets - net                         15,541       15,011
    Changes in current assets and current
      liabilities
        Restricted deposits                           -              (2)
        Accounts and notes receivable, net of
          reserves on receivables sold             (22,325)      45,703
        Materials, supplies, and fuel               15,173       10,429
        Accounts payable                            20,257       (4,353)
        Accrued taxes and interest                  10,775       (2,802)
    Other items - net                               (4,146)     (29,645)
                                                 ---------    ---------
          Net cash provided by operating
            activities                             246,499      236,225

Financing Activities
  Retirement of preferred stock                        (39)        (113)
  Issuance of long-term debt                       223,020         -
  Redemption of long-term debt                    (220,409)    (160,612)
  Change in short-term debt                        (75,891)      87,398
  Dividends on preferred stock                        (430)        (438)
  Dividends on common stock                        (85,200)     (85,200)
                                                 ---------    ---------
          Net cash used in financing
            activities                            (158,949)    (158,965)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)     (75,571)     (67,963)
  Deferred demand-side management costs             (1,655)      (4,708)
          Net cash used in investing
            activities                             (77,226)     (72,671)

Net increase in cash and temporary cash
  investments                                       10,324        4,589

Cash and temporary cash investments at
  beginning of period                                2,349        5,120
                                                 ---------    ---------

Cash and temporary cash investments at
  end of period                                  $  12,673    $   9,709

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

Kwh Sales

Kwh sales for the quarter ended June 30, 1998, increased 25.2%, as compared to the second quarter of 1997, primarily due to higher non-firm power sales for resale resulting from increased activity in Cinergy's power marketing and trading operations, increased residential and commercial sales due to a return to more normal weather in the second quarter of 1998, as compared to the relatively mild weather during the second quarter of 1997, and an increase in the average number of residential and commercial customers, and an increase in industrial sales primarily reflecting growth in the chemicals and the miscellaneous manufacturers sectors. Nonsystem kwh sales (and related revenues and expenses) resulting from Cinergy's power marketing and trading operations are allocated 50%/50% between CG&E and PSI pursuant to the operating agreements filed with the companies' regulators.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the quarter ended June 30, 1998, decreased when compared to the same period in 1997. The decline in Mcf sales was partially offset by an increase in gas transportation volumes as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $128 million (31%) for the quarter ended June 30, 1998, from the comparable period of 1997. This increase is primarily a result of the increased kwh sales previously discussed, higher average price received on non-firm power transactions, and the operation of fuel adjustment clauses reflecting a higher average cost per kwh.

An analysis of electric operating revenues is shown below:

                                                       Quarter
                                                    Ended June 30
                                                    (in millions)

Electric operating revenues - June 30, 1997              $412
Increase due to change in:
  Price per kwh
    Retail                                                 11
    Sales for resale
      Non-firm power transactions                          49
  Total change in price per kwh                            60

  Kwh sales
    Retail                                                 25
    Sales for resale
      Firm power                                            1
      Non-firm power transactions                          41
  Total change in kwh sales                                67

  Other                                                     1

Electric operating revenues - June 30, 1998              $540

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

Gas operating revenues decreased $24 million (32%) in the second quarter of 1998, when compared to the same period last year, primarily due to the decline in volume sales discussed above and the aforementioned trend toward increased transportation services.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $17 million (29%) for the quarter ended June 30, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                    Quarter
                                                 Ended June 30
                                                 (in millions)

Fuel expense - June 30, 1997                          $60
Increase due to change in:
  Deferred fuel cost                                   14
  Kwh generation                                        3

Fuel expense - June 30, 1998                          $77

Gas Purchased

Gas purchased for the quarter ended June 30, 1998, decreased $14 million (40%), when compared to the same period last year, primarily due to a decrease in the volumes of gas purchased, due to lower demand.

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended June 30, 1998, increased $144 million over the comparable period of 1997, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations and the provision of additional reserves of $56 million for the electric trading business recorded during the second quarter of 1998 (see Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information").

Maintenance

The $4 million (16%) increase in maintenance expenses for the quarter ended June 30, 1998, as compared to the same period of 1997, is primarily due to forced outages at Conesville and Beckjord and an increase in overhead line maintenance costs resulting from storm damage during the second quarter of 1998.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO-ordered phase-in plan for Zimmer.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased $3 million (12%) for the quarter ended June 30, 1998, as compared to the same period of 1997, primarily due to the net redemption of approximately $174 million of long-term debt during the period from April 1997 through June 1998.


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

Kwh Sales

Kwh sales for the six months ended June 30, 1998, increased 50.4%, as compared to the six months ended June 30, 1997, primarily due to higher non-firm power sales for resale resulting from increased activity in Cinergy's power marketing and trading operations, increased residential and commercial sales due to an increase in the average number of residential and commercial customers, and increased industrial sales primarily reflecting growth in the chemicals, miscellaneous manufacturers and primary metals sectors. Nonsystem kwh sales (and related revenues and expenses) resulting from Cinergy's power marketing and trading operations are allocated 50%/50% between CG&E and PSI pursuant to the operating agreements filed with the companies' regulators.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the six months ended June 30, 1998, decreased when compared to the same period in 1997. Decreased Mcf sales reflect, in part, milder weather during the first quarter of 1998, as compared to the same period of 1997, and were partially offset by an increase in the average number of residential and commercial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $319 million (39%) for the six months ended June 30, 1998, from the comparable period of 1997. This increase is primarily a result of the increased kwh sales previously discussed, a higher average price received on non-firm power transactions, and the operation of fuel adjustment clauses reflecting a higher average cost per kwh.

An analysis of electric operating revenues is shown below:

                                                     Six Months
                                                    Ended June 30
                                                    (in millions)

Electric operating revenues - June 30, 1997            $  814
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                 32
    Sales for resale
      Firm power                                           (1)
      Non-firm power transactions                          71
  Total change in price per kwh                           102

  Kwh sales
    Retail                                                 23
    Sales for resale
      Non-firm power transactions                         192
  Total change in kwh sales                               215

  Other                                                     2

Electric operating revenues - June 30, 1998            $1,133

Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the caption "Gas Operating Revenues" for CG&E in "Results of Operations for the Quarter Ended June 30, 1998."

Gas operating revenues decreased $63 million (22%) for the six months ended June 30, 1998, when compared to the same period last year. This decrease is primarily due to the previously discussed changes in Mcf sales and transportation volumes.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $35 million (27%) for the six months ended June 30, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                  Six Months
                                                 Ended June 30
                                                 (in millions)

Fuel expense - June 30, 1997 $131 Increase (Decrease) due to change in:
  Price of fuel                                        (1)
  Deferred fuel cost                                   35
  Kwh generation                                        1
                                                      ---

Fuel expense - June 30, 1998                         $166

Gas Purchased

Gas purchased for the six months ended June 30, 1998, decreased $42 million (26%) when compared to the same period last year, reflecting a decrease in the volumes of gas purchased, due to lower demand, and a lower average cost per Mcf purchased.

Purchased and Exchanged Power

Purchased and exchanged power for the six months ended June 30, 1998, increased $308 million over the comparable period of 1997, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations and the provision of reserves of $57 million for the electric trading business recorded in 1998 (see Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information").

Maintenance

The $4 million (7%) decrease in maintenance expenses for the six months ended June 30, 1998, as compared to the same period of 1997, is primarily due to decreased outage-related expenses. These decreases were offset in part by overhead line maintenance costs resulting from storm damage during the second quarter of 1998.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO-ordered phase-in plan for Zimmer.

Other Income and Expenses - Net

Other - net

The change in other - net of $2 million for the six months ended June 30, 1998, as compared to the same period of 1997, is due, in part, to a higher level of expenses in the prior year associated with CG&E's and ULH&P's sales of accounts receivable, an increase in interest revenue related to an increase in the balance of short-term loans to affiliated companies through Cinergy's money pool arrangement, and an adjustment recorded in the prior year related to the sale of certain assets.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased $7 million (13%) for the six months ended June 30, 1998, as compared to the same period of 1997, primarily due to the net redemption of $190 million of long-term debt during the period from March 1997 through June 1998.

                                PSI ENERGY, INC.
                             AND SUBSIDIARY COMPANY

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                   June 30           December 31
                                                    1998                1997
                                                 (unaudited)
                             (dollars in thousands)

Electric Utility Plant - Original Cost
  In service                                     $4,319,120           $4,280,551
  Accumulated depreciation                        1,840,484            1,792,317
                                                 ----------           ----------
                                                  2,478,636            2,488,234
  Construction work in progress                      75,420               65,129
                                                 ----------           ----------
      Total electric utility plant                2,554,056            2,553,363

Current Assets
  Cash and temporary cash investments                36,744               18,169
  Restricted deposits                                   334                1,146
  Notes receivable                                       84                  110
  Notes receivable from affiliated companies         11,367               21,998
  Accounts receivable less accumulated
    provision for doubtful accounts of $2,676
    at June 30, 1998, and $1,183 at
    December 31, 1997                               227,227              197,898
  Accounts receivable from affiliated companies         621                4,516
  Materials, supplies, and fuel - at average cost
    Fuel                                             45,405               28,234
    Other materials and supplies                     29,161               26,955
  Prepayments and other                              11,619                4,405
                                                 ----------           ----------
                                                    362,562              303,431

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes        25,670               23,941
    Post-in-service carrying costs and
      deferred operating expenses                    43,296               43,832
    Coal contract buyout costs                      112,936              122,485
    Deferred merger costs                            71,594               73,789
    Deferred demand-side management costs            54,220               71,278
    Unamortized costs of reacquiring debt            28,391               29,667
    Other                                            39,666               44,094
  Other                                             114,753              127,945
                                                 ----------           ----------
                                                    490,526              537,031

                                                 $3,407,144           $3,393,825

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.


                                PSI ENERGY, INC.


CAPITALIZATION AND LIABILITIES

                                                     June 30             December 31
                                                      1998                  1997
                                                   (unaudited)
                             (dollars in thousands)

Common Stock Equity
  Common stock - without par value;  $0.01  stated  value;  authorized  shares -
    60,000,000; outstanding shares - 53,913,701
    at June 30, 1998, and December 31, 1997         $      539           $      539
  Paid-in capital                                      400,904              390,188
  Retained earnings                                    577,438              636,519
  Accumulated other comprehensive income                  (642)              (1,586)
                                                    ----------           ----------
      Total common stock equity                        978,239            1,025,660

Cumulative Preferred Stock
  Not subject to mandatory redemption                   71,953              157,196

Long-term Debt                                         950,425              826,470
                                                    ----------           ----------
      Total capitalization                           2,000,617            2,009,326

Current Liabilities
  Long-term debt due within one year                   141,569               85,000
  Notes payable and other short-term obligations       106,500              190,600
  Notes payable to affiliated companies                 88,919               16,435
  Accounts payable                                     265,035              212,833
  Accounts payable to affiliated companies              40,254               40,714
  Accrued taxes                                         48,350               69,310
  Accrued interest                                      18,026               21,369
  Other                                                  2,473                2,560
                                                    ----------           ----------
                                                       711,126              638,821

Other Liabilities
  Deferred income taxes                                381,598              403,535
  Unamortized investment tax credits                    47,566               49,296
  Accrued pension and other postretirement
    benefit costs                                      108,196              116,576
  Other                                                158,041              176,271
                                                    ----------           ----------
                                                       695,401              745,678

                                                    $3,407,144           $3,393,825



                                PSI ENERGY, INC.
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                         Quarter Ended                 Year to Date
                                            June 30                       June 30
                                       1998          1997            1998          1997
                                                       (in thousands)

Operating Revenues
  Non-affiliated companies           $500,723      $386,459       $1,084,607     $808,748
  Affiliated companies                 10,807         3,079           19,048        4,645
                                     --------      --------       ----------     --------
                                      511,530       389,538        1,103,655      813,393

Operating Expenses
  Fuel                                 77,905        74,244          170,361      179,751
  Purchased and exchanged power
    Non-affiliated companies          209,255       101,455          451,645      191,185
    Affiliated companies               17,932         7,799           35,832       13,868
  Other operation                     160,983        78,078          243,360      161,787
  Maintenance                          27,712        27,244           47,020       45,762
  Depreciation                         32,202        31,293           64,209       62,445
  Amortization of post-in-service
    deferred operating expenses           268           268              536          536
  Income taxes                        (19,543)       13,067            6,718       33,292
  Taxes other than income taxes        14,507        15,323           29,474       30,180
                                     --------      --------       ----------     --------
                                      521,221       348,771        1,049,155      718,806

Operating Income (Loss)                (9,691)       40,767           54,500       94,587

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                    14            93               25          165
  Income taxes                          1,358           117            1,675         (328)
  Other - net                             199          (133)           1,906        2,713
                                     --------      --------       ----------     --------
                                        1,571            77            3,606        2,550

Income (Loss) Before Interest          (8,120)       40,844           58,106       97,137

Interest
  Interest on long-term debt           19,420        17,146           37,126       36,376
  Other interest                        3,892         2,075            9,667        6,532
  Allowance for borrowed funds
    used during construction             (414)         (523)            (997)        (956)
                                     --------      --------       ----------     --------
                                       22,898        18,698           45,796       41,952

Net Income (Loss)                    $(31,018)     $ 22,146       $   12,310     $ 55,185

Preferred Dividend Requirement          1,150         3,019            3,358        6,039
                                     --------      --------       ----------     --------

Net Income (Loss) Applicable to
  Common Stock                       $(32,168)     $ 19,127       $    8,952     $ 49,146
Other comprehensive income,
  net of tax                             -             -                 944         -
                                     --------      --------       ----------     -----
Comprehensive Income (Loss)          $(32,168)     $ 19,127       $    9,896     $ 49,146

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                  Year to Date
                                     June 30
                                    1998 1997
                                 (in thousands)

Operating Activities
  Net income                                          $ 12,310     $ 55,185
  Items providing (using) cash currently:
    Depreciation                                        64,209       62,445
    Reserves related to electric trading business        8,000         -
    WVPA settlement                                     80,000         -
    Deferred income taxes and investment tax
      credits - net                                    (32,596)      (6,916)
    Allowance for equity funds used during
      construction                                         (25)        (165)
    Regulatory assets - net                             20,630       23,870
    Changes in current assets and current
      liabilities
        Restricted deposits                                812         (222)
        Accounts and notes receivable, net of
          reserves on receivables sold                 (19,676)     (52,661)
        Materials, supplies, and fuel                  (19,377)      10,552
        Accounts payable                                51,742       32,054
        Accrued taxes and interest                     (24,303)     (11,516)
    Other items - net                                   (1,142)      (5,203)
                                                      --------     --------
          Net cash provided by operating
            activities                                 140,584      107,423

Financing Activities
  Issuance of long-term debt                            98,901         -
  Retirement of preferred stock                        (85,230)          (1)
  Redemption of long-term debt                            -         (45,700)
  Change in short-term debt                            (11,616)      73,844
  Dividends on preferred stock                          (3,887)      (6,039)
  Dividends on common stock                            (56,800)     (56,800)
                                                      --------     --------
          Net cash used in financing activities        (58,632)     (34,696)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)         (60,329)     (60,320)
  Deferred demand-side management costs                 (3,048)      (6,075)
          Net cash used in investing activities        (63,377)     (66,395)

Net increase in cash and temporary cash
  investments                                           18,575        6,332

Cash and temporary cash investments at
  beginning of period                                   18,169        2,911
                                                      --------     --------

Cash and temporary cash investments at
  end of period                                       $ 36,744     $  9,243

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

Kwh Sales

Kwh sales for the second quarter of 1998 increased 29.5%, as compared to the same period last year, primarily due to higher non-firm power sales for resale resulting from increased activity in Cinergy's power marketing and trading operations. An increase in retail sales reflects higher industrial sales and a higher average number of customers in all retail customer classes. The increased industrial sales primarily reflect growth in the primary metals and transportation equipment sectors. Also contributing to the higher kwh sales levels was a return to more normal weather conditions when compared to the same period last year. Nonsystem kwh sales (and related revenues and expenses) resulting from Cinergy's power marketing and trading operations are allocated 50%/50% between CG&E and PSI pursuant to the operating agreements filed with the companies' regulators.

Operating Revenues

Operating revenues increased $122 million (31%) for the quarter ended June 30, 1998, when compared to the same period last year, primarily as a result of the increased kwh sales previously discussed and a higher average price on non-firm power transactions.

An analysis of operating revenues is shown below:

                                                  Quarter
                                               Ended June 30
                                               (in millions)

Operating revenues - June 30, 1997 $390 Increase (Decrease) due to change in:
  Price per kwh
    Retail                                           (13)
    Sales for resale
      Firm power obligations                           2
      Non-firm power transactions                     46
  Total change in price per kwh                       35

  Kwh sales
    Retail                                            25
    Sales for resale
      Firm power obligations                           9
      Non-firm power transactions                     50
  Total change in kwh sales                           84

  Other                                                3

Operating revenues - June 30, 1998                  $512

Operating Expenses

Fuel

Fuel costs increased $4 million (5%) for the second quarter of 1998, as compared to the same period last year.

An analysis of fuel costs is shown below:

                                                 Quarter
                                              Ended June 30
                                              (in millions)

Fuel expense - June 30, 1997 $74 Increase (Decrease) due to change in:
  Price of fuel                                     (2)
  Deferred fuel cost                                (7)
  Kwh generation                                    13
                                                   ---

Fuel expense - June 30, 1998                       $78

Purchased and Exchanged Power

For the quarter ended June 30, 1998, purchased and exchanged power increased $118 million, as compared to the same period last year, due primarily to increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations. In addition, a provision of $5 million of reserves for the electric trading business was recorded during the second quarter of 1998 (see Note 9 of "Notes to Financial Statements" in "Part I. Financial Information").

Other Operation

Other operation expenses increased $83 million for the quarter ended June 30, 1998, as compared to the same period last year. This increase is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"). This increase also reflects a provision of $2 million recorded during the second quarter of 1998 for potential bad debts related to certain power marketing and trading accounts.

Interest

Interest on Long-term Debt

Interest on long-term debt increased $2 million (13%) for the quarter ended June 30, 1998, as compared to the same period of 1997, primarily due to the net issuance of $65 million of long-term debt during the period from March 1997 through March 1998.

Other Interest

Other interest increased $2 million (88%) for the quarter ended June 30, 1998, as compared to the same period last year, primarily due to interest expense recognized on a settlement agreement between PSI and WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information").

Preferred Dividend Requirement

The preferred dividend requirement decreased $2 million (62%) for the second quarter of 1998, as compared to the same period of 1997. This decrease is attributable to the redemption of all of the 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

Kwh Sales

For the six months ended June 30, 1998, kwh sales increased 47.7% when compared to the same period last year, primarily due to increased activity in Cinergy's power marketing and trading operations, which led to higher non-firm power sales for resale. An increase in retail sales reflects higher industrial sales and a higher average number of customers in all retail customer classes. The increased industrial sales primarily reflect growth in the primary metals sector. Nonsystem kwh sales (and related revenues and expenses) resulting from Cinergy's power marketing and trading operations are allocated 50%/50% between CG&E and PSI pursuant to the operating agreements filed with the companies' regulators.

Operating Revenues

Total operating revenues increased $291 million (36%) for the six months ended June 30, 1998, when compared to the same period last year. This increase primarily reflects the increase in kwh sales previously discussed and a higher average price on non-firm power transactions, partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

An analysis of operating revenues is shown below:

                                   Six Months
                                  Ended June 30
                                  (in millions)

Operating revenues - June 30, 1997                              $  813
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                         (18)
    Sales for resale
      Firm power obligations                                         1
      Non-firm power transactions                                   49
  Total change in price per kwh                                     32

  Kwh sales
    Retail                                                          33
    Sales for resale
      Firm power obligations                                        10
      Non-firm power transactions                                  209
  Total change in kwh sales                                        252

  Other                                                              7

Operating revenues - June 30, 1998                              $1,104

Operating Expenses

Fuel

Fuel costs for the six months ended June 30, 1998, decreased $10 million (5%) when compared to the same period last year.

An analysis of fuel costs is shown below:

                                   Six Months
                                  Ended June 30
                                  (in millions)


Fuel expense - June 30, 1997 $180 Increase (Decrease) due to change in:
  Price of fuel                                                   (8)
  Deferred fuel cost                                             (19)
  Kwh generation                                                  17
                                                                ----

Fuel expense - June 30, 1998                                    $170

Purchased and Exchanged Power

For the six months ended June 30, 1998, purchased and exchanged power increased $282 million, as compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations and a provision of $6 million of reserves for the electric trading business recorded during 1998 (see Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information").

Other Operation

Other operation expenses increased $82 million (50%) for the six months ended June 30, 1998, as compared to the same period last year. This increase is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"). This increase also reflects a provision of $2 million for potential bad debts related to certain power marketing and trading accounts recorded during the second quarter of 1998.

Interest

Other Interest

Other interest increased $3 million (48%) for the six months ended June 30, 1998, as compared to the same period last year, primarily due to interest expense recognized on a settlement agreement between PSI and WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"). Additionally, the increase is due to interest resulting from an IRS audit of the 1989 and 1990 tax years.

Preferred Dividend Requirement

The preferred dividend requirement decreased $3 million (44%) for the first half of 1998, as compared to the same period of 1997. This decrease is attributable to the redemption of all of the 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and
March 1, 1998, respectively.

                              THE UNION LIGHT, HEAT
                                AND POWER COMPANY

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS


ASSETS
                                                    June 30         December 31
                                                     1998              1997
                                                  (unaudited)
                             (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                         $207,160          $204,111
    Gas                                               159,155           155,167
    Common                                             19,057            19,073
                                                     --------          --------
                                                      385,372           378,351
  Accumulated depreciation                            138,999           133,213
                                                     --------          --------
                                                      246,373           245,138

  Construction work in progress                        21,387            14,346
                                                     --------          --------
      Total utility plant                             267,760           259,484

Current Assets
  Cash and temporary cash investments                     885               546
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,038 at
    June 30, 1998, and $996 at December 31, 1997        4,694             7,308
  Accounts receivable from affiliated companies            11               446
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                          5,552             5,401
    Other materials and supplies                          944               693
  Prepayments and other                                   100               385
                                                     --------          --------
                                                       12,186            14,779

Other Assets
  Regulatory assets
    Deferred merger costs                               5,214             5,213
    Unamortized costs of reacquiring debt               3,608             3,590
    Other                                               2,275             2,262
  Other                                                 4,069             6,262
                                                     --------          --------
                                                       15,166            17,327

                                                     $295,112          $291,590

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY


CAPITALIZATION AND LIABILITIES
                                                     June 30         December 31
                                                      1998              1997
                                                   (unaudited)
                             (dollars in thousands)

Common Stock Equity
  Common stock - $15.00 par value; authorized shares - 1,000,000; outstanding shares -
    585,333 at June 30, 1998, and December 31, 1997   $  8,780         $  8,780
  Paid-in capital                                       18,683           18,683
  Retained earnings                                     94,595           95,450
                                                      --------         --------
      Total common stock equity                        122,058          122,913

Long-term Debt                                          54,516           44,671
                                                      --------         --------
      Total capitalization                             176,574          167,584

Current Liabilities
  Notes payable to affiliated companies                 27,323           23,487
  Accounts payable                                       7,504           11,097
  Accounts payable to affiliated companies              18,158           19,712
  Accrued taxes                                            216            6,332
  Accrued interest                                       1,361            1,286
  Other                                                  4,077            4,364
                                                      --------         --------
                                                        58,639           66,278

Other Liabilities
  Deferred income taxes                                 27,474           26,211
  Unamortized investment tax credits                     4,400            4,516
  Accrued pension and other postretirement benefit
    costs                                               12,458           14,044
  Amounts due to customers - income taxes                7,362            6,566
  Other                                                  8,205            6,391
                                                      --------         --------
                                                        59,899           57,728

                                                      $295,112         $291,590

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                           STATEMENTS OF INCOME (LOSS)
                                   (unaudited)


                                          Quarter Ended                Year to Date
                                             June 30                      June 30
                                       1998           1997          1998           1997
                                                        (in thousands)

Operating Revenues
  Electric                            $41,536        $47,314      $ 88,535       $ 95,894
  Gas
    Non-affiliated companies            8,564         10,825        36,939         44,788
    Affiliated companies                   62             69           167            190
                                      -------        -------      --------       --------
                                       50,162         58,208       125,641        140,872

Operating Expenses
  Electricity purchased from parent
    company for resale                 34,421         34,626        68,511         69,755
  Gas purchased                         4,167          6,555        20,520         27,004
  Other operation                       7,527          8,203        15,662         16,737
  Maintenance                           1,375          1,496         2,670          3,059
  Depreciation                          3,209          3,111         6,441          6,181
  Income taxes                         (1,013)           903         3,204          5,645
  Taxes other than income taxes         1,029          1,115         2,034          2,214
                                      -------        -------      --------       --------
                                       50,715         56,009       119,042        130,595

Operating Income (Loss)                  (553)         2,199         6,599         10,277

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                    24             27            10             23
  Income taxes                            254            206           482            298
  Other - net                            (404)          (514)         (886)          (961)
                                      -------        -------      --------       --------
                                         (126)          (281)         (394)          (640)

Income (Loss) Before Interest            (679)         1,918         6,205          9,637

Interest
  Interest on long-term debt              951            881         1,834          1,762
  Other interest                          197            333           548            634
  Allowance for borrowed funds
    used during construction             (179)            (7)         (298)           (37)
                                      -------        -------      --------       --------
                                          969          1,207         2,084          2,359

Net Income (Loss)                     $(1,648)       $   711      $  4,121       $  7,278

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     Year to Date
                                                        June 30
                                                   1998        1997
                                                    (in thousands)

Operating Activities
  Net income                                     $  4,121    $  7,278
  Items providing (using) cash currently:
    Depreciation                                    6,441       6,181
    Deferred income taxes and investment tax
      credits - net                                 1,192         438
    Allowance for equity funds used during
      construction                                    (10)        (23)
    Regulatory assets                                 (13)        (68)
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net of
          reserves on receivables sold              4,671       6,513
        Materials, supplies, and fuel                (402)      1,604
        Accounts payable                           (5,147)     (1,877)
        Accrued taxes and interest                 (6,041)      3,421
    Other items - net                               1,481       3,334
                                                 --------    --------
          Net cash provided by operating
            activities                              6,293      26,801

Financing Activities
  Issuance of long-term debt                       20,127        -
  Redemption of long-term debt                    (10,118)       -
  Change in short-term debt                         3,836      (9,721)
  Dividends on common stock                        (4,975)     (4,975)
                                                 --------    --------
          Net cash provided by (used in)
            financing activities                    8,870     (14,696)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)    (14,824)     (8,758)
          Net cash used in investing
            activities                            (14,824)     (8,758)

Net increase in cash and temporary cash
  investments                                         339       3,347

Cash and temporary cash investments at
  beginning of period                                 546       1,197
                                                 --------    --------

Cash and temporary cash investments at
  end of period                                  $    885    $  4,544

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the quarter ended June 30, 1998, decreased when compared to the same period in 1997. The decrease in Mcf gas sales was due, in part, to the continued trend of customers purchasing gas directly from suppliers, using transportation services provided by ULH&P.

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $6 million (12%) for the quarter ended June 30, 1998, from the comparable period of 1997. This decrease primarily reflects a revision of ULH&P's estimate of unbilled revenue in the third quarter of 1997. This adjustment, which was recorded in the second quarter of 1998, resulted in a decrease in electric operating revenues of $3.6 million and a corresponding decrease to operating income and net income of $1.7 million.

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

Gas operating revenues decreased $2 million (21%) in the second quarter of 1998, when compared to the same period last year, primarily due to the decline in volume sales discussed above.

Operating Expenses

Gas Purchased

Gas purchased for the quarter ended June 30, 1998, decreased $2 million (36%) from the second quarter of last year, reflecting a decrease in the average cost per Mcf purchased and a decrease in the volumes of gas purchased.

Other Operation

The $.7 million (8%) decrease in other operation expenses for the second quarter of 1998, as compared to the same period of 1997, is primarily due to lower distribution expenses.

Maintenance

The $.1 million (8%) decrease in maintenance expenses for the second quarter of 1998, as compared to 1997, is primarily due to a decrease in overhead line maintenance.

Taxes Other Than Income Taxes

The $.1 million (8%) decrease in taxes other than income taxes for the second quarter of 1998, as compared to the same period of 1997, is primarily due to a decrease in property taxes.

Other Income and Expenses - Net

Other - net

The change in other - net of $.1 million (21%) for the quarter ended June 30, 1998, as compared to the same period of 1997, is partially attributable to a higher level of expenses associated with the sales of accounts receivable in the prior year.

Interest

Allowance for Borrowed Funds Used During Construction

The increase in allowance for borrowed funds used during construction of $.2 million is primarily due to an increase in construction expenditures subject to allowance during the quarter ended June 30, 1998, as compared to the same period of 1997.


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

Mcf Sales and Transportation

For the six months ended June 30, 1998, Mcf gas sales and transportation volumes decreased, as compared to the same period in 1997. Decreased Mcf sales reflecting the milder weather during the first quarter of 1998 were slightly offset by an increase in the number of residential and commercial customers. Industrial sales declined and gas transportation volumes increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by ULH&P.

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $7 million (8%) for the six months ended June 30, 1998, from the comparable period of 1997. This decrease primarily reflects a revision of ULH&P's estimate of unbilled revenue in the third quarter of 1997. This adjustment, which was recorded in the second quarter of 1998, resulted in a decrease in electric operating revenues of $3.6 million and a corresponding decrease to operating income and net income of $1.7 million.

Gas Operating Revenues

For a discussion of the continued trend of downward pressure on gas operating revenues from increased transportation services, refer to the discussion under the heading "Gas Operating Revenues" for ULH&P in "Results of Operations for the Quarter Ended June 30, 1998."

Gas operating revenues decreased $8 million (18%) for the six months ended June 30, 1998, when compared to the same period of last year, primarily due to the decline in volume sales discussed above and the aforementioned trend toward increased transportation services.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased decreased $1 million (2%) for the six months ended June 30, 1998, as compared to the same period last year. This decrease reflects lower volumes purchased from CG&E.

Gas Purchased

Gas purchased for the six months ended June 30, 1998, decreased $6 million (24%), as compared to the same period in 1997. This decrease reflects a decrease in the average cost per Mcf purchased and a decrease in the volumes of gas purchased.

Other Operation

The $1.1 million (6%) decrease in other operation expenses for the six months ended June 30, 1998, as compared to the same period of 1997, is primarily due to lower distribution and administrative and general expenses.

Maintenance

The $.4 million (13%) decrease in maintenance expense for the six months ended June 30, 1998, as compared to the same period of 1997, is primarily due to a decrease in overhead line maintenance.

Taxes Other Than Income Taxes

The $.2 million (8%) decrease in taxes other than income taxes for the six months ended June 30, 1998, as compared to the same period of 1997, is primarily due to a decrease in property taxes.

Interest

Other Interest

Other interest charges decreased $.1 million (14%) for the six months ended June 30, 1998, as compared to the same period of 1997, primarily due to increased short-term borrowings in the prior year. This decrease was partially offset by payments to the Kentucky State Treasurer resulting from a sales tax audit and underpayment of tax year 1996 income taxes.

Allowance for Borrowed Funds Used During Construction

The increase in allowance for borrowed funds used during construction of $.3 million is primarily due to an increase in construction expenditures subject to allowance during the six months ended June 30, 1998, as compared to the same period of 1997.

                          NOTES TO FINANCIAL STATEMENTS

Cinergy, CG&E, PSI, and ULH&P
1. These Financial Statements reflect all adjustments (which include normal, recurring adjustments and those adjustments discussed in Notes 9 and 14) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 1997 Form 10-K of the registrants. Certain amounts in the 1997 Financial Statements have been reclassified to conform to the 1998 presentation.

Cinergy and CG&E
2. On April 7, 1998, CG&E issued and sold $100 million principal amount of its 6.40% Debentures due April 1, 2008. Proceeds from the sale were used to repay short-term indebtedness incurred in connection with CG&E's March 1998 redemptions of $100 million principal amount of its 8 1/2% Series First Mortgage Bonds due 2022 and $60 million principal amount of its 7 3/8% Series First Mortgage Bonds due 2001.

3. On May 1, 1998, CG&E redeemed the entire $50 million principal amount of its 7 3/8% Series First Mortgage Bonds due 1999, at the regular redemption price of 100.00%. This redemption effectively eliminates the maintenance and replacement fund provisions of CG&E's First Mortgage Bond indenture, which provisions required CG&E to make cash payments, deposit bonds, or pledge unfunded property additions to the trustee each year based on an amount related to net revenues.

4. On June 15, 1998, CG&E issued and sold $100 million principal amount of unsecured Reset Put Securities. These debentures will bear interest at a rate of 6.35% for the first five years, and the interest rate may be reset every five years thereafter to final maturity in 2038 if the callholder exercises its option on any reset date to purchase the bonds and reset the interest rate. If the callholder does not exercise the option on any reset date, the bonds will be redeemed by CG&E at par. Proceeds from the sale were used to repay short-term indebtedness incurred in connection with the redemption of CG&E's 7 3/8% First Mortgage Bonds referred to above and for general corporate purposes.

Cinergy and PSI
5. On July 23, 1998, PSI redeemed the entire $24 million principal amount of its 7 5/8% First Mortgage Bonds, Series Y due January 1, 2007, at the redemption price of 102.11% and the entire $26 million principal amount of its 7% First Mortgage Bonds, Series S due January 1, 2002, at the redemption price of 100.73%.

6. On August 5, 1998, PSI issued and sold $50 million principal amount of unsecured Synthetic Putable Yield Securities. These debentures will bear interest at a rate of 6.50% for the first seven years, and the interest rate may be reset every seven years thereafter to final maturity in 2026 if the callholder exercises its option on any reset date to purchase the bonds and reset the interest rate. If the callholder does not exercise the option on any reset date, the bonds will be redeemed by PSI at par. Proceeds from the sale were used to repay short-term indebtedness incurred in connection with PSI's July 1998 redemptions of the above-mentioned Series Y and Series S First Mortgage Bonds.

7. On August 12, 1998, the Indiana Development Finance Authority loaned the proceeds from the sale of its $23 million principal amount of Environmental Refunding Revenue Bonds, Series 1998, to PSI. The bonds will bear interest initially at a daily rate, will mature on August 1, 2028, and are backed by an irrevocable direct-pay letter of credit through August 1, 2002. Proceeds from the sale will be used to redeem on September 15, 1998, the $23 million 8 1/4% First Mortgage Bonds Series QQ, due June 15, 2013 (Pollution Control), at a redemption price of 102% plus accrued interest.

Cinergy, CG&E, and ULH&P
8. On April 30, 1998, ULH&P issued and sold $20 million principal amount of its 6.50% Debentures due April 30, 2008. Proceeds from the sale were used by ULH&P to repay short-term indebtedness incurred in connection with the redemption, on April 24, 1998, of $10 million principal amount of its 8% Series First Mortgage Bonds, due 2003, and in connection with its construction program. The redemption of said First Mortgage Bonds effectively eliminates the maintenance and replacement fund provisions of ULH&P's First Mortgage Bond indenture, which provisions required ULH&P to make cash payments, deposit bonds, or pledge unfunded property additions to the trustee each year based on an amount related to net revenues.

Cinergy, CG&E, and PSI
9. Cinergy's power marketing and trading function actively markets and trades over-the-counter forward and option contracts for the purchase and sale of electricity. The majority of these contracts are settled via physical delivery of electricity or netted out in accordance with industry trading standards. The Company also trades exchange-traded futures contracts. Option premiums are deferred and included in the Consolidated Balance Sheets and amortized to "Operating Revenues - Electric" or "Purchased and exchanged power" in the Consolidated Statements of Income over the term of the option contract. Cinergy values its portfolio of contracts using the aggregate lower of cost or market method. To the extent there are net aggregate losses in the portfolio, Cinergy reserves for such losses. Net gains are recognized when realized. Due to the lack of liquidity and the volatility currently experienced in the power markets, significant assumptions must be made by the Company when estimating current market values for purposes of the aggregate lower of cost or market comparison. It is possible that the actual gains and losses from the Company's power marketing and trading activities could differ substantially from the gains and losses estimated currently.

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

     Cinergy utilizes foreign exchange forward contracts and currency swaps to hedge certain of its net investments in foreign operations. Accordingly, any translation gains or losses related to the foreign exchange forward contracts or the principal exchange on the currency swap are recorded in accumulated other comprehensive income, which is a separate component of common stock equity. Aggregate translation losses related to these instruments are reflected in "Current Liabilities Other" in the Consolidated Balance Sheets.

     Interest rate swaps are accounted for under the accrual method. Accordingly, gains and losses based on any interest differential between fixed-rate and floating-rate interest amounts, calculated on agreed upon notional principal amounts, are recognized in the Consolidated Statements of Income as a component of interest expense as realized over the life of the agreement.

Cinergy, CG&E, and PSI
10. As discussed in the 1997 Form 10-K, in October 1995, a suit was filed in the Federal District Court for the Southern District of Ohio by three former employees of Enertech naming as defendants Enertech, Cinergy, Investments, CG&E, PSI, James E. Rogers, and William J. Grealis. (Mr. Rogers and/or Mr. Grealis are officers and/or directors of the foregoing companies.) The lawsuit, which stemmed from the termination of employment of the three former employees, alleged that they entered into employment contracts with Enertech based on the opportunity to participate in potential profits from future investments in energy projects in central and eastern Europe. The suit alleged causes of action based upon, among other theories, breach of contract related to the events surrounding the termination of their employment and fraud and misrepresentation related to the level of financial support for future projects. The suit alleged compensatory damages of $154 million based upon assumed future success of potential future investments and punitive damages of three times that amount.

     In April 1998, the parties reached a comprehensive settlement and all claims were dismissed by the Court. The obligations of the Company arising out of the settlement are not material to its financial condition or its results of operations.

Cinergy and PSI
11. As discussed in the 1997 Form 10-K, PSI and IGC submitted a proposed agreed order to the IDEM in 1997 related to the Shelbyville MGP site. On April 15, 1998, the IDEM signed the proposed agreed order, which will result in a determination by the IDEM of whether the activities previously undertaken at the site are sufficient to adequately protect human health and the environment. Based upon environmental investigations and remediation completed to date, PSI believes that any further investigation and remediation required for the Shelbyville site will not have a material adverse effect on its financial condition or results of operations.

          In August 1997, NIPSCO filed suit against PSI in the United States District Court for the Northern District of Indiana, South Bend
          Division, claiming, pursuant to the CERCLA, recovery from PSI of NIPSCO's past and future costs of investigating and remediating MGP related contamination at the Goshen MGP site. Recently, NIPSCO increased its estimate of the cost of remediating the Goshen site from $2.7 million to about $3.0 million.

          As also discussed in the 1997 Form 10-K, PSI previously placed its insurance carriers on notice of IGC's, NIPSCO's and the IDEM's claims related to MGP sites. In April 1998, PSI filed suit in Hendricks County Circuit Court against its general liability insurance carriers, seeking, among other matters, a declaratory judgment that its insurance carriers are obligated to defend MGP claims against PSI or pay PSI's costs of defense and to indemnify PSI for its costs of investigating, preventing, mitigating and remediating damage to property and paying claims associated with MGP sites. PSI cannot predict the outcome of this litigation.

Cinergy, CG&E, PSI, and ULH&P
12. Effective with the first quarter of 1998, Cinergy and its subsidiaries adopted Statement 130. Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

         During the second quarter of 1998, the FASB issued Statement 133. The new standard requires companies to record derivative instruments, as defined in Statement 133, as assets or liabilities, measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The standard is effective for fiscal years beginning after June 15, 1999, and Cinergy expects to adopt Statement 133 effective for the year beginning January 1, 2000.

         The Company has not yet quantified the impacts of adopting Statement 133 on its consolidated financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

Cinergy
13.      Presented below is a reconciliation of earnings per common share (basic
         EPS) and earnings per common share assuming dilution (diluted EPS).

                                             Income        Shares       Earnings
                                          (Numerator)  (Denominator)   Per Share
                                        (In thousands, except per share amounts)
   Quarter ended June 30, 1998
   Earnings per common share:
        Net loss                          $(25,933)       158,018       $(.16)

     Effect of dilutive securities:
        Common stock options                                  689
        Contingently issuable common stock                    113

     EPS--assuming dilution:
        Net loss plus assumed
          conversions                     $(25,933)       158,820       $(.16)

     Quarter ended June 30, 1997
     Earnings per common share:
        Net income                        $ 55,489        157,679       $ .35

     Effect of dilutive securities:
        Common stock options                                  925
        Contingently issuable common stock                    204

     EPS--assuming dilution:
        Net income plus assumed
          conversions                     $ 55,489        158,808       $ .35

                                             Income        Shares       Earnings
                                          (Numerator)  (Denominator)   Per Share
                                        (In thousands, except per share amounts)
   Six months ended June 30, 1998
   Earnings per common share:
        Net income                         $ 80,138        157,892       $ .51

     Effect of dilutive securities:
        Common stock options                                   738
        Contingently issuable common stock                     118

     EPS--assuming dilution:
        Net income plus assumed
          conversions                      $ 80,138        158,748       $ .51

     Six months ended June 30, 1997
     Earnings per common share:
        Net income                         $169,606        157,679       $1.07

     Effect of dilutive securities:
        Common stock options                                   954
        Contingently issuable common stock                     204

     EPS--assuming dilution:
        Net income plus assumed
          conversions                      $169,606        158,837       $1.06

                                            Income        Shares       Earnings
                                          (Numerator)  (Denominator)   Per Share
                                        (In thousands, except per share amounts)
   Twelve months ended June 30, 1998
   Earnings per common share:
        Net income before extraordinary
          item                            $273,170        157,790       $1.73

     Effect of dilutive securities:
        Common stock options                                  827
        Contingently issuable common stock                    162

     EPS--assuming dilution:
        Net income before extraordinary
         item plus assumed conversions    $273,170        158,779       $1.72

     Twelve months ended June 30, 1997
     Net income                           $338,222
     Less:  costs of reacquisition of
       preferred stock of subsidiary        18,391

     Earnings per common share:
        Net income applicable to common
          stock                            319,831        157,679       $2.02

     Effect of dilutive securities:
        Common stock options                                  938
        Contingently issuable common st                       260

     EPS--assuming dilution:
        Net income applicable to common
        stock plus assumed conversions    $319,831        158,877       $2.01


         The after-tax impact of the extraordinary item - equity share of windfall profits tax in the twelve months ended June 30, 1998, was $.69 for both basic and diluted earnings per share.

         Options to purchase shares of common stock that were excluded from the calculation of EPS--assuming dilution because the exercise prices of these options were greater than the average market price of the common shares during the period are summarized below:

                           Quarter                       Average
                            Ended                       Exercise
                           June 30        Shares          Price

                            1998          930,600        $37.54
                            1997           10,400         34.50

                          Six Months                     Average
                            Ended                       Exercise
                           June 30        Shares          Price

                            1998          694,700        $37.83
                            1997            8,800         34.50

                         Twelve Months                   Average
                            Ended                       Exercise
                           June 30        Shares          Price

                            1998          345,000        $37.82
                             1997          188,900         33.52

Cinergy and PSI
14. In February 1989, PSI and WVPA entered into a settlement agreement to resolve all claims related to Marble Hill, a nuclear project canceled in 1984. Implementation of the settlement was contingent upon a number of events, including the conclusion of WVPA's bankruptcy proceeding, negotiation of certain terms and conditions with WVPA, the RUS, and the CFC, and certain regulatory approvals. In December 1996, following the resolution of issues associated with WVPA's bankruptcy proceeding, PSI, on behalf of itself and its officers, paid $80 million on behalf of WVPA to the RUS and the CFC. The $80 million obligation, net of insurance proceeds, other credits, and applicable income tax effects, was charged to income in 1988. In January 1997, an order dismissing the WVPA litigation against PSI and its officers with prejudice was entered by the United States District Court for the Southern District of Indiana and final negotiations to implement the settlement agreement were begun with WVPA, the RUS and the CFC. An agreement on substantially all matters has been reached with the parties. As a result, PSI recorded a liability to the RUS and the CFC and will repay the obligation with interest over a 35-year term. PSI will use the net proceeds from a 35-year power sales agreement with WVPA to fund the principal and interest on the obligation. Assumption of the liability (recorded as long-term debt in the consolidated balance sheet) resulted in a charge against second quarter earnings of $80 million ($50 million after tax or $.32 per share basic and diluted).

Cinergy
15. The Company's Midlands subsidiary (of which the Company owns 50%) has a 40% ownership interest in a 586 MW power project in Pakistan (Uch project or Uch) which was originally scheduled to begin commercial operation in late 1998. The Pakistani government-owned utility has recently issued a notice of intent to terminate certain key project agreements relative to the Uch project. The notice asserts that various forms of corruption were involved in the original granting of the agreements to the Uch investors by a predecessor government. The Company believes that this notice is similar to notices received by other independent power projects in Pakistan.

         The Uch investors, including a subsidiary of Midlands, strongly deny the allegations and intend to pursue all available legal options to enforce their contractual rights under the project agreements. At present, the Uch investors continue to explore remedies to the situation with officials of the Pakistani government.

         Through its ownership of Midlands, the Company's current investment in the Uch project is approximately $30 million. In addition, project lenders could require investors to make additional capital contributions to the project under certain conditions. The Company's share of these additional contributions is approximately $14 million. At the present time, the Company cannot predict the ultimate outcome of this matter.

Cinergy and PSI
16. As discussed in the 1997 Form 10-K, PSI filed a petition with the FERC for recovery, through the fuel adjustment clause, of the wholesale jurisdictional portion of the costs resulting from the Exxon contract buyout. During July 1998, the FERC accepted PSI's request to recover these buyout costs from its wholesale customers for the period August 1996 through December 2002.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION Matters discussed in this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" reflect and elucidate Cinergy's corporate vision of the future and, as a part of that, outline goals and aspirations, as well as specific projections. These goals and projections are considered forward-looking statements and are based on management's beliefs, as well as certain assumptions made by management. In addition to any assumptions and other factors that are referred to specifically in connection with these statements, other factors that could cause actual results to differ materially from those indicated in any forward-looking statements include, among others: factors generally affecting utility operations--such as unusual weather conditions, unusual maintenance or repairs, or unanticipated changes in fuel costs; increased competition in the electric and gas utility environment; regulatory factors, including the failure to obtain anticipated regulatory approvals; changes in accounting principles or policies; adverse economic conditions; changing market conditions; availability or cost of capital; employee workforce factors; costs and effects of legal and administrative proceedings; changes in legislative requirements; and other risks. The Securities and Exchange Commission's rules do not require forward-looking statements to be revised or updated, and Cinergy does not intend to do so.

FINANCIAL CONDITION

Recent Developments

Cinergy, CG&E, and PSI
Ambient Air Standards As discussed in the 1997 Form 10-K, during 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter. EPA has also proposed, but not finalized, new rules for both ozone transport and regional haze. Relative to ozone transport, during May 1998, the EPA supplemented its proposed rule to reduce utility NOx emissions by approximately 85% by 2003 by proposing a model NOx trading program for 22 states in the eastern half of the United States. On June 25, 1998, 13 midwestern and southern states and numerous industry groups within those states, including Cinergy, filed comments in opposition to the EPA proposed NOx rules. These 13 states and utility commentors proposed alternative reduction strategies that would generally phase in NOx reduction by 65 percent by 2002-2004, would determine by 2002 if additional reductions are needed, and then implement necessary controls between 2005-2007. Commentors also generally opposed EPA's 22 state trading program in favor of smaller and more flexible multi-state programs. The EPA is expected to finalize its ozone transport rulemaking in the fall of 1998 and states would then have 12 to 18 months to incorporate utility NOx reductions into their SIPs. The EPA is scheduled to finalize new regional haze rules in the summer of 1998. Congress, as part of the funding bill for the Surface Transportation Act, combined the schedules for fine particulates and regional haze implementation. The impact of the particulate standards and regional haze rules cannot be determined at this time. Since EPA guidance and technical studies concerning these new regulations have not been provided, Cinergy cannot predict the outcome or effect of the new rulemakings.

Air Toxics As discussed in the 1997 Form 10-K, the EPA was to announce, by April 15, 1998, its conclusions regarding the need for additional air toxics regulations. In April 1998, the EPA announced that it would make its regulatory determination on the need for additional air toxics regulation by November 15, 1998. If more air toxics regulations are issued, the compliance cost could be significant. Cinergy cannot predict the outcome or effects of the EPA's determination.

Cinergy, CG&E, and ULH&P
Competitive Pressures - State Developments  As discussed in the 1997 Form
10-K, competition legislation was to be introduced in the Ohio legislature during 1998. This legislation, SB 237 and HB 732, "companion" electric restructuring bills that propose to afford choice to all retail electric customers in Ohio beginning January 1, 2000, was introduced in 1998. Legislative hearings on these bills occurred in the spring. In addition, legislation to provide for securitization of transition costs through issuance of rate reduction bonds has been pending in Ohio since 1997. It is uncertain whether these pieces of legislation will be passed in Ohio in 1998.

As also discussed in the 1997 Form 10-K, HB 443 was introduced into the Kentucky General Assembly in January 1998. HB 443 was not brought to a vote during the 1998 legislative session. Rather, HJR 95, which calls for the formation of an executive task force comprised of members from the governor's office and the General Assembly to further study electricity restructuring, was passed by the General Assembly. HJR 95 was signed by the governor during April 1998. Kentucky's General Assembly does not reconvene until the year 2000.

Cinergy
Acquisitions In June 1998, Cinergy, through its subsidiaries, acquired ProEnergy and Teplarna. Through CC&T, Cinergy acquired ProEnergy from Apache and Oryx. ProEnergy has had and will continue to have exclusive marketing rights to North American gas production owned or controlled by Apache and Oryx, which represents approximately 1.1 Bcf per day of dedicated natural gas supply. These supplies, combined with the active marketing of third party gas, are geographically diverse and are spread through the Southwest, Rocky Mountains, Gulf Coast, Gulf of Mexico, and Michigan. The acquisition was funded with cash and the issuance of 771,258 new shares of Cinergy common stock.

A subsidiary of Cinergy Global Power acquired Teplarna, a 410 MW district heating plant in the Czech Republic. In addition to hot water and steam, the plant produces 36 MW of electric capacity.

The purchase prices for ProEnergy and Teplarna were not material to Cinergy's financial condition or results of operations.

Regulatory Matters

Cinergy and PSI Coal Contract Buyout Costs See Note 16 of the "Notes to Financial Statements" in "Part I. Financial Information."

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

Cinergy, CG&E, and PSI
Energy Commodities Sensitivity The Company markets and trades over-the-counter forward and option contracts for the purchase and sale of electricity. The Company also trades exchange-traded futures contracts. See Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments.

During a few days late in the second quarter, wholesale electric power markets in the Midwest exhibited unprecedented price volatility due to several market factors including an extended period of unseasonably hot weather, scheduled and unplanned generating unit outages, transmission constraints, and defaults by certain power marketers on their supply obligations. The simultaneous culmination of these events resulted in temporary but extreme price spikes in the hourly and daily markets and very little trading liquidity and price transparency in the term markets. During this period of extreme price volatility and trading illiquidity, Cinergy's power marketing and trading function maintained its ability to provide trading-based services, including the physical delivery of power to fulfill all of its contractual obligations. As of June 30, 1998, Cinergy's daily value-at-risk for its power marketing and trading activities increased by 80% from December 31, 1997. The daily value-at-risk as of June 30, 1998 was less than 3% of Cinergy's "Income Before Interest And Other Charges" for the twelve months then ended. The value-at risk model utilizes a 95% confidence interval and uses the variance-covariance statistical modeling technique and historical volatilities and correlations over the past 200 day period. The estimated market prices used to value these transactions for value-at-risk purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials. The variables used for value-at-risk purposes at June 30, 1998, reflect the impacts of the events which transpired in the Midwestern electric power markets during late June 1998.

The Company provided reserves of $65 million ($41 million after tax), or $.26 per share (basic and diluted), in the second quarter for its electric power marketing and trading business. The reserve represents potential unrealized losses in the fair value of its portfolio of open forward and option contract positions and potential unrealized losses due to nonperformance of certain counterparties pursuant to contractual supply obligations. Despite the volatile activity at the end of June, the Company experienced modest net realized gains from its electric power marketing and trading operations during the second quarter. Due to the basic lack of liquidity, price transparency, and extreme price volatility currently experienced in the electric power markets, significant assumptions regarding estimated market prices and potential counterparty credit risk must be made by the Company for the purposes of providing appropriate reserves. It is possible that actual realized results from the Company's power marketing and trading activities could differ substantially from those currently estimated.

As of June 30, 1998, approximately 62% of Cinergy's power marketing and trading activity represents commitments with 10 counterparties. The majority of these contracts are for terms of one year or less. The temporary but extreme price volatility and trading illiquidity exhibited in the Midwestern electric power markets late in the second quarter resulted in a few power marketers defaulting on contractual supply obligations and industry-wide uncertainty as to whether others will be able to fulfill existing contractual supply obligations for future delivery of electricity. As of June 30, 1998, Cinergy believes it has adequately reserved for credit exposure relating to its portfolio of existing contracts.

Cinergy remains committed to being a long-term participant in the evolving competitive wholesale electric power market and will continue to manage its power marketing and trading portfolio to maximize its existing value while creating additional value. The New York Mercantile Exchange electricity futures contracts for delivery into Cinergy's transmission grid, which started trading on July 10, 1998, should provide additional liquidity and greater price transparency as well as additional risk management capabilities in Cinergy's core service territory and trading region. Cinergy continues to review and enhance its current risk management practices to ensure their responsiveness to evolving and changing market and business conditions. In addition, efforts are ongoing to develop and enhance systems to improve the timeliness and quality of market and credit risk information.

Cinergy
Exchange Rate Sensitivity Cinergy utilizes foreign exchange forward contracts and currency swaps to hedge certain of its net investments in foreign operations. See Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information" for Cinergy's accounting policies for certain derivative instruments. Cinergy's market risks have not changed materially from the market risks reported in the 1997 Form 10-K.

Cinergy, CG&E, PSI, and ULH&P
Interest Rate Sensitivity The Company's net exposure to changes in interest rates primarily consists of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the Company's exposure to fluctuations in interest rates and to lower funding costs, the Company constantly evaluates the use of, and has entered into, interest rate swaps. See
Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1997 Form 10-K.

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P New Accounting Standards See Note 12 of the "Notes to Financial Statements" in "Part I. Financial Information."

Other Commitments

Cinergy, CG&E, and PSI Enertech See Note 10 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, and PSI MGP Sites See Note 11 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy and PSI WVPA See Note 14 of the "Notes to Financial Statements" in "Part
I. Financial Information."

CAPITAL RESOURCES AND REQUIREMENTS

Cinergy, CG&E, PSI, and ULH&P Long-term Debt For information regarding recent issuances and redemptions of long-term debt securities, see Notes 2, 3, 4, 5, 6, 7, and 8 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt Obligations representing notes payable and other short-term obligations (excluding notes payable to affiliated companies) at June 30, 1998, were as follows:

Cinergy

                                  Established
                                     Lines         Outstanding
                                          (in millions)
Cinergy
  Committed lines
    Acquisition line                $  350          $  350
    Revolving line                     400             160
  Commercial paper                      -              189
Utility subsidiaries
  Committed lines                      300              10
  Uncommitted lines                    360              67
  Pollution control notes              244             244
Non-utility subsidiaries               118             101

Total                               $1,772          $1,121

CG&E

                                  Established
                                     Lines         Outstanding
                                          (in millions)
Committed lines                      $100             $ -
Uncommitted lines                     190               30
Pollution control notes               184              184

Total                                $474             $214

PSI
                                  Established
                                     Lines         Outstanding
                                          (in millions)
Committed lines                      $200             $ 10
Uncommitted lines                     170               37
Pollution control notes                60               60

Total                                $430             $107

Cinergy, CG&E, and PSI
Cinergy's committed lines are comprised of an acquisition line and a revolving line. The established revolving line (as shown in the above table) also provides credit support for Cinergy's commercial paper program. As of June 30, 1998, this program was limited to a maximum outstanding principal amount of $200 million. During July 1998, the commercial paper program was increased to a maximum principal amount of $400 million. This increase is supported by an additional revolving line of $200 million, which was also established in July 1998. The majority of the proceeds from the commercial paper sales were used to reduce the acquisition line to the year-end level of $350 million. CG&E and PSI also have the capacity to issue commercial paper that must be supported by committed lines (unsecured lines of credit) of the respective company. Neither CG&E nor PSI issued commercial paper during the second quarter of 1998.

Cinergy, CG&E, PSI, and ULH&P
Cinergy's utility subsidiaries had regulatory authority to borrow up to $853 million ($453 million for CG&E and its subsidiaries, including $50 million for ULH&P, and $400 million for PSI) as of June 30, 1998. In connection with this authority, committed lines, as well as uncommitted lines, have been arranged. The established committed lines (as shown in the above table) include $100 million designated as backup for certain of the uncommitted lines at June 30, 1998. Further, the committed lines are maintained by commitment fees.

Cinergy, CG&E, PSI, and ULH&P
Year 2000 Cinergy, like most owners and users of IT systems, will be impacted by what has become known as Year 2000 issues. Cinergy is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 issues are the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of Cinergy's programs which have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system malfunctions. The Year 2000 issue impacts not only IT systems but also non-IT systems (i.e., systems incorporating "embedded processors").

Cinergy is addressing the impacts of the Year 2000 issues by focusing on IT systems, non-IT systems associated with its generating stations and its transmission and distribution systems, and an assessment of the ability of its critical vendors to provide an uninterrupted supply of goods and/or services to Cinergy.

Cinergy anticipates that its Year 2000 plan will be completed by June 1999. As of July 31, 1998, the extent of completion ranged from approximately 75% for IT systems to approximately 25% regarding assessment of critical vendors.

Cinergy estimates the total cost related to the Year 2000 plan will be approximately $13 million, of which approximately $10 million has been incurred through June 30, 1998. These costs are being funded through operating cash flows.

The Company is in the process of developing a Year 2000 contingency plan.

Cinergy
Other   Commitments  In  connection  with  its  energy   marketing  and  trading
activities, Cinergy has issued performance guarantees to numerous counterparties totaling approximately $170 million.

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
Reference is made to "Item 1. Financial Statements" in "Part I. Financial Information."

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cinergy, CG&E, PSI, and ULH&P Reference is made to the "Market Risk Sensitive Instruments and Positions" section in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information."

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI

See Notes 10, 11, 14, and 15 of the "Notes to Financial Statements" in "Part
I. Financial Information."

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits identified with a pound sign (#) are being filed herewith by the registrant identified in the exhibit discussion below and are incorporated herein by reference with respect to any other
            designated   registrant.   Exhibits  not  so  identified  are  filed
            herewith:

         Exhibit
       Designation                        Nature of Exhibit

    Cinergy and CG&E

         4-A #Fifth Supplemental Indenture dated as of June 9, 1998, between CG&E and The Fifth Third Bank, as Trustee. (Exhibit to CG&E's June 30, 1998, Form 10-Q in File No. 1-1232.)

    Cinergy and PSI

         4-B #Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee. (Exhibit to PSI's June 30, 1998, Form 10-Q in File No. 1-3543.)

         4-C #Loan Agreement between PSI and the Indiana Department Finance Authority dated as of July 15, 1998. (Exhibit to PSI's June 30, 1998, Form 10-Q in File No. 1-3543.)

  Cinergy, CG&E, and PSI

         10-A #Third Amendment to Employment Agreement dated May 1, 1998, between Cinergy, Cinergy Services, Inc., CG&E, PSI and Larry E. Thomas. (Exhibit to Cinergy's June 30, 1998, Form 10-Q in File No. 1-11377.)

  Cinergy, CG&E, PSI, and ULH&P

           27                 Financial Data Schedules (included in
                              electronic submission only).

     The following reports on Form 8-K were filed during the quarter or prior to the filing of the Form 10-Q for the quarter ended June 30, 1998.

      Date of Report                         Item Filed

Cinergy

        July 15, 1998       Item 5.  Other Events
                            Item 7.  Financial Statements and Exhibits

CG&E

        July 15, 1998       Item 5.  Other Events

  PSI

        July 15, 1998       Item 5.  Other Events

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

                                                     CINERGY CORP.
                                          THE CINCINNATI GAS & ELECTRIC COMPANY
                                                    PSI ENERGY, INC.
                                         THE UNION LIGHT, HEAT AND POWER COMPANY
                                                     Registrants






Date:  August 13, 1998                           /s/John P. Steffen
                                       ---------------------------------------
                                                  John P. Steffen
                                              Duly Authorized Officer
                                                        and
                                              Chief Accounting Officer