Form 10-Q
period 1998-09-30
CINERGY CORP
filed 1998-11-12
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

As of October 31, 1998, shares of Common Stock outstanding for each registrant were as listed:

                             Company                                            Shares
-------------------------------------------------------------------           ------------
Cinergy Corp., par value $.01 per share                                       158,584,688
The Cincinnati Gas & Electric Company, par value $8.50 per share               89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share               53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share               585,333

                                TABLE OF CONTENTS


 Item                                                               Page
Number                                                             Number

       Glossary of Terms . . . . . . . . . . . . . . . . . . .        3

                         PART I.  FINANCIAL INFORMATION

  1    Financial Statements
       Cinergy Corp.
         Consolidated Balance Sheets . . . . . . . . . . . . .        7
         Consolidated Statements of Income (Loss). . . . . . .        9
         Consolidated Statements of Changes in Common
           Stock Equity. . . . . . . . . . . . . . . . . . . .       10
         Consolidated Statements of Cash Flows . . . . . . . .       13
         Results of Operations . . . . . . . . . . . . . . . .       14
       The Cincinnati Gas & Electric Company
         Consolidated Balance Sheets . . . . . . . . . . . . .       24
         Consolidated Statements of Income and Comprehensive
           Income. . . . . . . . . . . . . . . . . . . . . . .       26
         Consolidated Statements of Cash Flows . . . . . . . .       27
         Results of Operations . . . . . . . . . . . . . . . .       28
       PSI Energy, Inc.
         Consolidated Balance Sheets . . . . . . . . . . . . .       34
         Consolidated Statements of Income and Comprehensive
           Income. . . . . . . . . . . . . . . . . . . . . . .       36
         Consolidated Statements of Cash Flows . . . . . . . .       37
         Results of Operations . . . . . . . . . . . . . . . .       38
       The Union Light, Heat and Power Company
         Balance Sheets. . . . . . . . . . . . . . . . . . . .       43
         Statements of Income. . . . . . . . . . . . . . . . .       45
         Statements of Cash Flows. . . . . . . . . . . . . . .       46
         Results of Operations . . . . . . . . . . . . . . . .       47
       Notes to Financial Statements . . . . . . . . . . . . .       51
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .       60
  3    Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . .       67

                           PART II. OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .       68
  5    Other Information . . . . . . . . . . . . . . . . . . .       68
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .       68
       Signatures. . . . . . . . . . . . . . . . . . . . . . .       70

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION

1997 Form         Combined 1997 Annual Report on Form 10-K filed separately by
  10-K              Cinergy, CG&E, PSI, and ULH&P

ADR               Alternative Dispute Resolution

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

CC&T              Cinergy Capital and Trading, Inc. (a subsidiary of
                    Investments)

CERCLA            Comprehensive Environmental Response, Compensation and
                    Liability Act

CFC               National Rural Utilities Cooperative Finance Corporation

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

CWIP              Construction work in progress

Cayuga            PSI's Cayuga Station

Cinergy or        Cinergy Corp.
  Company

Cinergy Global    Cinergy Global Power, Inc., formerly Cinergy Investments
  Power             MPI, Inc. (a subsidiary of Cinergy Global Resources)

Cinergy Global    Cinergy Global Resources, Inc. (a subsidiary of Cinergy),
  Resources         which holds Cinergy's international non-regulated
                    businesses

Committed Lines   A line of credit providing short-term loans on a
                    committed basis

DSM               Demand-side management

Destec            Destec Energy, Inc.

Dynegy            Dynegy, Inc.

EPA               United States Environmental Protection Agency

EPRI              Electric Power Research Institute

EPS               Earnings per share

    TERM                                   DEFINITION

East Bend         CG&E's East Bend Station (steam electric generating plant)

Enertech          Enertech Associates, Inc., formerly Power International,
                    Inc. (a subsidiary of Cinergy Investments, Inc.)

Exxon             Exxon Coal and Minerals Company

FASB              Financial Accounting Standards Board

FERC              Federal Energy Regulatory Commission

February 1995     An IURC order issued in February 1995
  Order

Gibson            PSI's Gibson Generating Station (steam electric generating plant)

HB 443            Customer choice bill introduced by the House Chairman of the
                    Tourism, Development and Energy Committee in Kentucky

HJR 95            House Joint Resolution, which calls for an executive task
                    force to study electricity restructuring in Kentucky

IDEM              Indiana Department of Environmental Management

IGC               Indiana Gas Company, Inc., formerly Indiana Gas and Water
                    Company, Inc.

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy), which holds Cinergy's domestic, non-regulated businesses

IOU               Investor-owned utility

ISO               Independent System Operator

IT                Information Technology

IURC              Indiana Utility Regulatory Commission

kwh               Kilowatt-hour

mcf               Thousand cubic feet

MGP               Manufactured gas plant

MW                Megawatts

Midlands          Midlands Electricity plc, a United Kingdom regional electric company (a wholly-owned subsidiary of Avon Energy)

Moravske          Moravske Teplarna a.s. (an indirect subsidiary of Cinergy
                    Global Power)

N/A               Not applicable

NERC              North American Electric Reliability Council

NIPSCO            Northern Indiana Public Service Company

    TERM                                   DEFINITION

NOx               Nitrogen Oxide

Oryx              Oryx Energy Company

PRP               Potentially Responsible Party

ProEnergy         Producers Energy Marketing, LLC (a subsidiary of CC&T),
                    which is engaged in the marketing of natural gas

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUCO              Public Utilities Commission of Ohio

RUS               Rural Utilities Service

SB 237 and        Companion electric restructuring bills introduced into the
  HB 732            Ohio legislature during 1998

SEC               United States Securities and Exchange Commission

SIP               State Implementation Plan

September 1996    An IURC order issued in September 1996 on PSI's retail
  Order             rate proceeding

Statement 130     Statement of Financial Accounting Standards No. 130,
                    Reporting Comprehensive Income

Statement 133     Statement of Financial Accounting Standards No. 133,
                    Accounting for Derivative Instruments and Hedging
                    Activities

UCC               Office of Utility Consumer Counselor

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

U.S. District     United States District Court for the Southern District of
  Court             Ohio, Western Division

Uncommitted       A line of credit providing short-term loans on an
  Lines             uncommitted basis

WVPA              Wabash Valley Power Association, Inc.

Wabash River      PSI's Wabash River Station

Zimmer            CG&E's William H. Zimmer Generating Station (steam electric generating plant)

                                          CINERGY CORP.
                                     AND SUBSIDIARY COMPANIES




                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                    September 30   December 31
                                                        1998          1997
                                                    (unaudited)
                                                     (dollars in thousands)

Current Assets

  Cash and temporary cash investments                $    78,826   $   53,310
  Restricted deposits                                      1,531        2,319
  Notes receivable                                            71          110
  Accounts receivable less accumulated provision
    for doubtful accounts of $20,689 at September
    30, 1998, and $10,382 at December 31, 1997           832,766      413,516
  Materials, supplies, and fuel - at average cost        189,300      163,156
  Prepayments and other                                   56,368       38,171
                                                     -----------   ----------
                                                       1,158,862      670,582

Utility Plant - Original Cost
  In service
    Electric                                           9,102,204    8,981,182
    Gas                                                  772,006      746,903
    Common                                               185,896      186,078
                                                     -----------   ----------
                                                      10,060,106    9,914,163
  Accumulated depreciation                             3,982,686    3,800,322
                                                     -----------   ----------
                                                       6,077,420    6,113,841
  Construction work in progress                          226,362      183,262
                                                     -----------   ----------
      Total utility plant                              6,303,782    6,297,103

Other Assets
  Regulatory assets                                    1,033,651    1,076,851
  Investments in unconsolidated subsidiaries             502,623      537,720
  Other                                                  438,699      275,897
                                                     -----------   ----------
                                                       1,974,973    1,890,468

                                                     $ 9,437,617   $8,858,153


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                  CINERGY CORP.


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      September 30 December 31
                                                          1998        1997
                                                      (unaudited)
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  917,760   $  488,716
  Accrued taxes                                          206,361      187,033
  Accrued interest                                        49,011       46,622
  Notes payable and other short-term obligations       1,185,486    1,114,028
  Long-term debt due within one year                     186,000       85,000
  Other                                                   98,848       79,193
                                                      ----------   ----------
                                                       2,643,466    2,000,592

Non-Current Liabilities
  Long-term debt                                       2,210,488    2,150,902
  Deferred income taxes                                1,095,884    1,248,543
  Unamortized investment tax credits                     159,030      166,262
  Accrued pension and other postretirement
    benefit costs                                        305,269      297,142
  Other                                                  388,483      277,523
                                                      ----------   ----------
                                                       4,159,154    4,140,372

    Total liabilities                                  6,802,620    6,140,964

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption                     92,648      177,989

Common Stock Equity
  Common stock - $.01 par value;  authorized
    shares - 600,000,000;  outstanding shares -
    158,547,701 at September 30, 1998, and
    157,744,658 at December 31, 1997                       1,585        1,577
  Paid-in capital                                      1,600,776    1,573,064
  Retained earnings                                      943,647      967,420
  Accumulated other comprehensive loss                    (3,659)      (2,861)
                                                      ----------   ----------
    Total common stock equity                          2,542,349    2,539,200

                                                      $9,437,617   $8,858,153




                                  CINERGY CORP.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)


                                              Quarter Ended                 Year to Date              Twelve Months Ended
                                              September 30                  September 30                  September 30
                                           1998           1997          1998           1997           1998           1997
                                                              (in thousands, except per share amounts)

Operating Revenues
  Electric                             $1,601,996     $1,315,165     $3,782,641     $2,923,655     $4,720,684     $3,631,890
  Gas                                     355,945         39,941        666,136        326,964        830,318        494,936
  Other                                    18,545          5,423         43,888         21,705         56,568         31,458
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                        1,976,486      1,360,529      4,492,665      3,272,324      5,607,570      4,158,284

Operating Expenses
  Fuel and purchased and exchanged
    power                               1,070,753        804,397      2,318,624      1,470,701      2,760,717      1,707,996
  Gas purchased                           316,321         15,622        518,006        175,416        608,748        274,219
  Other operation and maintenance         235,074        213,458        774,149        651,648        991,075        899,859
  Depreciation and amortization            80,425         76,847        240,780        229,496        318,205        305,184
  Taxes other than income taxes            69,346         67,174        208,125        204,132        270,037        265,625
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                        1,771,919      1,177,498      4,059,684      2,731,393      4,948,782      3,452,883

Operating Income                          204,567        183,031        432,981        540,931        658,788        705,401

Equity in Earnings of
  Unconsolidated Subsidiaries              11,421          3,782         32,992         42,462         50,922         57,445

Other Income and (Expenses) - Net            (115)         6,268        (11,850)         3,634        (18,088)        (8,972)

Interest                                   60,950         58,444        181,511        176,897        240,933        234,560
                                        ---------     ----------     ----------     ----------     ----------     ----------

Income Before Taxes                       154,923        134,637        272,612        410,130        450,689        519,314

Income Taxes                               44,127         48,961         77,891        148,373        142,518        183,732

Preferred Dividend Requirements
  of Subsidiaries                           1,365          3,142          5,152          9,617          8,104         12,856
                                       ----------     ----------     ----------     ----------     ----------     ----------

Net Income Before Extraordinary Item   $  109,431     $   82,534     $  189,569     $  252,140     $  300,067     $  322,726
Extraordinary Item - Equity Share of
  Windfall Profits Tax (Less
  Applicable Income Taxes of $0)             -          (109,400)          -          (109,400)          -          (109,400)
                                       ----------     ----------     ----------     ----------     ----------     ----------
Net Income (Loss)                      $  109,431     $  (26,866)    $  189,569     $  142,740     $  300,067     $  213,326
Average Common Shares Outstanding         158,539        157,679        158,110        157,679        158,007        157,679

Earnings Per Common Share
  Net income before
    extraordinary item                      $0.69         $ 0.53          $1.20          $1.60          $1.90          $2.04
  Net income (loss)                         $0.69         $(0.16)         $1.20          $0.91          $1.90          $1.35

Earnings Per Common Share - Assuming Dilution
  Net income before
    extraordinary item                      $0.69         $ 0.52          $1.20          $1.59          $1.90          $2.03
  Net income (loss)                         $0.69         $(0.17)         $1.20          $0.90          $1.90          $1.34

Dividends Declared Per Common Share         $0.45         $ 0.45          $1.35          $1.35          $1.80          $1.80

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.



                                  CINERGY CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                             (dollars in thousands)
                                   (unaudited)

                                                                                 Accumulated
                                                                                    Other             Total              Total
                                   Common         Paid-in        Retained       Comprehensive      Comprehensive      Common Stock
                                   Stock          Capital        Earnings           Loss           Income (Loss)         Equity

Quarter Ended September 30, 1998

Balance at July 1, 1998            $1,585       $1,599,435      $  905,556        $(3,330)                             $2,503,246
Comprehensive income
  Net income                                                       109,431                           $109,431             109,431
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (329)               (329)
                                                                                                     --------
    Other comprehensive loss
      total                                                                          (329)               (329)
                                                                                                     --------
Comprehensive income total                                                                           $109,102
Issuance of 12,423 shares of
  common stock - net                                   225                                                                    225
Treasury shares purchased              (1)          (1,536)                                                                (1,537)
Treasury shares reissued                1            2,637                                                                  2,638
Dividends on common stock (see
  page 9 for per share amounts)                                    (71,340)                                               (71,340)
Other                                                   15                                                                     15
                                   ------       ----------      ----------        -------                              ----------

Balance at September 30, 1998      $1,585       $1,600,776      $  943,647        $(3,659)                             $2,542,349

Quarter Ended September 30, 1997

Balance at July 1, 1997            $1,577       $1,570,533      $1,021,210        $(1,973)                             $2,591,347
Comprehensive income
  Net loss                                                         (26,866)                          $(26,866)            (26,866)
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (514)               (514)
                                                                                                     --------
    Other comprehensive loss
      total                                                                          (514)               (514)
                                                                                                     --------
Comprehensive loss total                                                                             $(27,380)
                                                                                                     ========
Treasury shares purchased                             (214)                                                                  (214)
Treasury shares reissued                             1,614                                                                  1,614
Dividends on common stock (see
  page 9 for per share amounts)                                    (71,000)                                               (71,000)
Other                                                 (406)            118                                                   (288)
                                   ------       ----------      ----------        -------                              ----------

Balance at September 30, 1997      $1,577       $1,571,527      $  923,462        $(2,487)                             $2,494,079


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                  CINERGY CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (CONTINUED)
                             (dollars in thousands)
                                   (unaudited)

                                                                                 Accumulated
                                                                                    Other             Total              Total
                                    Common        Paid-in        Retained       Comprehensive      Comprehensive      Common Stock
                                    Stock         Capital        Earnings           Loss              Income             Equity

Nine Months Ended September 30, 1998

Balance at January 1, 1998          $1,577      $1,573,064      $  967,420        $(2,861)                             $2,539,200
Comprehensive income
  Net income                                                       189,569                           $189,569             189,569
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (747)               (747)
    Minimum pension liability
      adjustment                                                                                          (51)                (51)
                                                                                                     --------
    Other comprehensive loss
      total                                                                          (798)               (798)
                                                                                                     --------
Comprehensive income total                                                                           $188,771
Issuance of 803,043 shares of
  common stock - net                     8          27,018                                                                 27,026
Treasury shares purchased               (3)         (6,468)                                                                (6,471)
Treasury shares reissued                 3           7,115                                                                  7,118
Dividends on common stock (see
  page 9 for per share amounts)                                   (213,340)                                              (213,340)
Other                                                   47              (2)                                                    45
                                    ------      ----------      ----------        -------                              ----------

Balance at September 30, 1998       $1,585      $1,600,776      $  943,647        $(3,659)                             $2,542,349

Nine Months Ended September 30, 1997

Balance at January 1, 1997          $1,577      $1,590,735      $  993,526        $(1,384)                             $2,584,454
Comprehensive income
  Net income                                                       142,740                           $142,740             142,740
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                       (1,103)             (1,103)
                                                                                                     --------
    Other comprehensive loss
      total                                                                        (1,103)             (1,103)
                                                                                                     --------
Comprehensive income total                                                                           $141,637
                                                                                                     ========
Treasury shares purchased              (11)        (45,939)                                                               (45,950)
Treasury shares reissued                11          27,073                                                                 27,084
Dividends on common stock (see
  page 9 for per share amounts)                                   (212,910)                                              (212,910)
Other                                                 (342)            106                                                   (236)
                                    ------      ----------      ----------        -------                              ----------

Balance at September 30, 1997       $1,577      $1,571,527      $  923,462        $(2,487)                             $2,494,079


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.



                                  CINERGY CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (CONTINUED)
                             (dollars in thousands)
                                   (unaudited)

                                                                                  Accumulated
                                                                                    Other               Total              Total
                                      Common      Paid-in         Retained       Comprehensive      Comprehensive      Common Stock
                                      Stock       Capital         Earnings           Loss              Income             Equity

Twelve Months Ended September 30, 1998

Balance at October 1, 1997            $1,577    $1,571,527      $  923,462         $(2,487)                             $2,494,079
Comprehensive income
  Net income                                                       300,067                             $300,067            300,067
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                            (39)               (39)
    Minimum pension liability
      adjustment                                                                                         (1,133)            (1,133)
                                                                                                       --------
    Other comprehensive loss
      total                                                                         (1,172)              (1,172)
                                                                                                       --------
Comprehensive income total                                                                             $298,895
Issuance of 868,572 shares of
  common stock - net                       8        29,084                                                                  29,092
Treasury shares purchased                 (3)       (6,728)                                                                 (6,731)
Treasury shares reissued                   3         6,771                                                                   6,774
Dividends on common stock (see
  page 9 for per share amounts)                                   (284,296)                                               (284,296)
Other                                                  122           4,414                                                   4,536
                                      ------    ----------      ----------         -------                              ----------

Balance at September 30, 1998         $1,585    $1,600,776      $  943,647         $(3,659)                             $2,542,349

Twelve Months Ended September 30, 1997

Balance at October 1, 1996            $1,577    $1,592,393      $  994,113         $(1,658)                             $2,586,425
Comprehensive income
  Net income                                                       213,326                             $213,326            213,326
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                           (650)              (650)
    Minimum pension liability
      adjustment                                                                                           (179)              (179)
                                                                                                       --------
    Other comprehensive loss
      total                                                                           (829)                (829)
                                                                                                       --------
Comprehensive income total                                                                             $212,497
                                                                                                       ========
Treasury shares purchased                (12)      (48,170)                                                                (48,182)
Treasury shares reissued                  12        27,674                                                                  27,686
Dividends on common stock (see
  page 9 for per share amounts)                                   (283,866)                                               (283,866)
Costs of reacquisition of
  preferred stock of subsidiary                                       (216)                                                   (216)
Other                                                 (370)            105                                                    (265)
                                      ------    ----------      ----------         -------                              ----------

Balance at September 30, 1997         $1,577    $1,571,527      $  923,462         $(2,487)                             $2,494,079

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.



                                  CINERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Year to Date           Twelve Months Ended
                                                          September 30              September 30
                                                        1998         1997         1998         1997
                                                                      (in thousands)

Operating Activities
  Net income                                         $ 189,569    $ 142,740    $ 300,067    $ 213,326
  Items providing (using) cash currently:
    Depreciation and amortization                      240,780      229,496      318,205      305,184
    WVPA settlement                                     80,000         -          80,000      (80,000)
    Deferred income taxes and investment tax
      credits - net                                    (79,350)       4,698      (16,410)      18,549
    Equity in earnings of unconsolidated subsidiaries  (32,992)     (17,309)     (50,922)     (32,292)
    Extraordinary item - equity share of windfall
      profits tax                                         -         109,400         -         109,400
    Allowance for equity funds used during
      construction                                        (793)        (189)        (701)        (208)
    Regulatory assets - net                             57,122       40,355       68,210       68,169
    Changes in current assets and current liabilities
      Restricted deposits                                  788         (229)         419         (230)
      Accounts and notes receivable, net of
        reserves on receivables sold                  (298,792)    (180,916)    (335,033)    (275,404)
      Materials, supplies, and fuel                    (20,037)       9,871       (8,091)      30,351
      Accounts payable                                 293,435      175,165      301,566      218,405
      Accrued taxes and interest                        21,717       22,719      (22,416)      36,922
    Other items - net                                   94,458      (28,229)     137,017       37,645
                                                     ---------    ---------    ---------    ---------
          Net cash provided by operating
            activities                                 545,905      507,572      771,911      649,817

Financing Activities
  Issuance of common stock                                 515         -           2,581         -
  Issuance of long-term debt                           373,041         -         473,103      150,217
  Retirement of preferred stock of subsidiaries        (85,292)     (16,182)     (85,379)     (19,110)
  Redemption of long-term debt                        (333,745)    (336,312)    (333,745)    (365,912)
  Change in short-term debt                             61,642      323,128      (69,675)     243,891
  Dividends on common stock                           (212,730)    (212,910)    (283,686)    (283,866)
                                                     ---------    ---------    ---------    ---------
          Net cash used in financing activities       (196,569)    (242,276)    (296,801)    (274,780)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)        (238,364)    (226,389)    (340,030)    (345,425)
  Acquisition of businesses (net of cash acquired)     (63,412)        -         (63,412)        -
  Investments in unconsolidated subsidiaries           (22,044)        -         (51,076)        -
                                                     ---------    ---------    ---------    ----------
          Net cash used in investing activities       (323,820)    (226,389)    (454,518)    (345,425)

Net increase in cash and temporary cash investments     25,516       38,907       20,592       29,612

Cash and temporary cash investments at
  beginning of period                                   53,310       19,327       58,234       28,622
                                                     ---------    ---------    ---------    ---------

Cash and temporary cash investments at
  end of period                                      $  78,826    $  58,234    $  78,826    $  58,234

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter, nine months, and twelve months ended September 30, 1998. For information concerning the results of operations for each of the other registrants for the quarter and nine months ended September 30, 1998, see the discussion under the heading "Results of Operations" following the financial statements of each registrant.


         RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related kwh sales are shown below:

                                                 Quarter Ended
                                                 September 30
                                       Revenue                Kwh Sales
                                  1998         1997       1998         1997
                                            ($ and kwh in millions)

Retail                           $  713       $  671     13,013       12,099
Sales for resale                    873          635     25,243       24,553
Other                                16            9        N/A          N/A
                                 ------       ------     ------       ------
Total                            $1,602       $1,315     38,256       36,652

Electric operating revenues increased $287 million (22%) for the quarter ended September 30, 1998, from the comparable period of 1997. This increase was primarily the result of a higher average price per kwh received on sales for resale transactions. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase were higher retail kwh sales due to the warmer than normal weather during 1998 and growth in the average number of residential and commercial customers.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                                Quarter Ended
                                                September 30
                                       Revenue                Mcf Sales
                                 1998           1997     1998           1997
                                 ----           ----     ----           -----
                                           ($ and mcf in millions)

Sales for resale                 $296            $ -      152              -
Retail                             48             33        6              4
Transportation                      8              6       11             12
Other                               4              1      N/A            N/A
                                 ----            ---      ---            ---
Total                            $356            $40      169             16

Gas operating revenues increased $316 million in the third quarter of 1998, when compared to the same period last year, primarily due to the gas operating revenues of ProEnergy, which was acquired in June 1998.

Other Revenues

Other revenues for the quarter ended September 30, 1998, increased $13 million, over the same period of 1997. This increase was primarily the result of increased sales and new initiatives by certain of Cinergy's non-regulated entities.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                              Quarter Ended
                                              September 30
                                            1998         1997
                                              (in millions)

Fuel                                       $  206        $197
Purchased and exchanged power                 865         607
                                           ------        ----
Total                                      $1,071        $804


Electric fuel costs increased $9 million (5%) for the quarter ended September 30, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                              Quarter Ended
                                              September 30
                                              (in millions)

Fuel expense - September 30, 1997                 $197
Increase (Decrease) due to change in:
  Price of fuel                                     (6)
  Deferred fuel cost                                (4)
  Kwh generation                                    19
                                                  ----

Fuel expense - September 30, 1998                 $206

Purchased and exchanged power expense increased $258 million (43%) for the quarter ended September 30, 1998, when compared to the same period of 1997, primarily reflecting an increase in the average price paid per kwh.

Gas Purchased

Gas purchased for the quarter ended September 30, 1998, increased $301 million, when compared to the same period last year, primarily due to the gas purchased expenses of ProEnergy, which was acquired in June 1998.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                         Quarter Ended
                                         September 30
                                         1998     1997
                                         (in millions)

Other operation                          $185     $171
Maintenance                                50       42
                                         ----     ----
Total                                    $235     $213

Other operation expenses increased $14 million (8%) for the quarter ended September 30, 1998, as compared to the same period last year, primarily due to an increase in new initiatives by certain of Cinergy's consolidated non-regulated businesses.

Maintenance expenses increased $8 million (19%) for the quarter ended September 30, 1998, as compared to the same period of 1997, primarily due to an increase in production maintenance at Wabash River, Cayuga, and Gibson, and an increase in distribution line maintenance.

Depreciation and Amortization

The components of depreciation and amortization expenses are shown below:

                                        Quarter Ended
                                        September 30
                                        1998     1997
                                        (in millions)

Depreciation                            $74      $73
Amortization of phase-in deferrals        5        3
Amortization of post-in-service
  deferred operating expenses             1        1
                                        ---      ---
Total                                   $80      $77

Amortization of phase-in deferrals reflects the PUCO ordered phase-in plan for Zimmer.

Equity in Earnings of Unconsolidated Subsidiaries

For  the  quarter  ended   September  30,  1998,   the  equity  in  earnings  of
unconsolidated subsidiaries increased $8 million, as compared to the same period of last year. This increase is primarily attributable to Midlands.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $6 million for the quarter ended September 30, 1998, from the same period of 1997, is due primarily to a gain recorded in 1997 on the sale of a PSI investment.

Income Taxes

Income taxes decreased $5 million (10%) for the quarter ended September 30, 1998, as compared to the same period of 1997, primarily due to the recognition by Cinergy of Foreign Tax Credits in the third quarter of 1998. Previous projections indicated that these Foreign Tax Credits would expire unused and therefore previous Federal tax provisions had not given benefit to these Foreign Tax Credits. This decrease is somewhat offset by an increase in taxable income over the prior period.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $2 million (57%) for the quarter ended September 30, 1998, as compared to the same period of 1997, is primarily attributable to PSI's redemption of all outstanding shares of its 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related kwh sales are shown below:

                                                 Nine Months
                                              Ended September 30
                                       Revenue                Kwh Sales
                                  1998         1997       1998         1997
                                 ------       ------     ------       -------
                                           ($ and kwh in millions)

Retail                           $1,955       $1,843     35,898       33,934
Sales for resale                  1,790        1,056     63,349       46,283
Other                                38           25        N/A          N/A
                                 ------       ------     ------       ------
Total                            $3,783       $2,924     99,247       80,217

Electric operating revenues increased $859 million (29%) for the nine months ended September 30, 1998, from the comparable period of 1997. This increase was primarily due to increased volumes and a higher average price per kwh received on sales for resale transactions. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase were higher retail kwh sales due to the warmer than normal weather during 1998, growth in the average number of residential and commercial customers, and an increase in industrial sales primarily reflecting growth in the primary metals and miscellaneous manufacturers sectors.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                         Nine Months Ended
                                           September 30         _
                                    Revenue           Mcf Sales
                                 1998     1997     1998      1997
                                      ($ and mcf in millions)

Sales for resale                 $380     $  -      195         -
Retail                            248      300       37        45
Transportation                     28       24       42        40
Other                              10        3      N/A       N/A
                                 ----     ----      ---       ---
Total                            $666     $327      274        85

Gas operating revenues increased $339 million for the nine months ended September 30, 1998, when compared to the same period last year. This increase is primarily due to the gas operating revenues of ProEnergy, which was acquired in June 1998. This increase was partially offset by a decline in retail sales due to lower mcf volumes reflecting, in part, the milder weather during the first quarter of 1998, and a reduction in the average number of commercial and industrial customers. Transportation revenues increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

Other Revenues

Other revenues for the nine months ended September 30, 1998, increased $22 million, over the same period of 1997. This increase was primarily the result of increased sales and new initiatives by certain of Cinergy's non-regulated entities.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                        Nine Months Ended
                                          September 30
                                        1998         1997
                                          (in millions)

Fuel                                   $  542       $  507
Purchased and exchanged power           1,777          964
                                       ------       ------
Total                                  $2,319       $1,471

Electric fuel costs increased $35 million (7%) for the first nine months of 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                             Nine Months Ended
                                               September 30
                                               (in millions)

Fuel expense - September 30, 1997                  $507
Increase (Decrease) due to change in:
  Price of fuel                                     (16)
  Deferred fuel cost                                 12
  Kwh generation                                     39
                                                   ----

Fuel expense - September 30, 1998                  $542

Purchased and exchanged power expense increased $813 million (84%) for the nine months ended September 30, 1998, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others. Also contributing to the increase was a higher average price paid per kwh and increased demand due to the warmer than normal weather for the comparable period of 1997.

Gas Purchased

Gas purchased for the nine months ended September 30, 1998, increased $343 million when compared to the same period last year, primarily due to the acquisition of ProEnergy in June 1998, and its related gas purchased expense. Slightly offsetting this increase is a decrease in the retail volumes of gas purchased by CG&E, due to lower demand, and a lower average cost per mcf of gas paid by CG&E.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                        Nine Months Ended
                                          September 30
                                        1998         1997
                                          (in millions)

Other operation                         $629         $508
Maintenance                              145          144
                                        ----         ----
Total                                   $774         $652

Other operation expenses increased $121 million (24%) for the nine months ended September 30, 1998, as compared to the same period last year. This increase is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"). This increase was also the result of increased growth and new initiatives by certain of Cinergy's consolidated non-regulated businesses.

Depreciation and Amortization

The components of depreciation and amortization expenses are shown below:

                                       Nine Months Ended
                                          September 30
                                       1998         1997
                                         (in millions)

Depreciation                           $221         $216
Amortization of phase-in deferrals       17           10
Amortization of post-in-service
  deferred operating expenses             3            3
                                       ----         ----
Total                                  $241         $229

Amortization of phase-in deferrals reflects the PUCO ordered phase-in plan for Zimmer.

Equity in Earnings of Unconsolidated Subsidiaries

For the nine months ended September 30, 1998, the equity in earnings of unconsolidated subsidiaries decreased $9 million (22%), as compared to the same period of last year. This decrease is primarily attributable to the decline in the earnings of Midlands, which is due to milder weather conditions and a penalty imposed on each electric distribution company due to the delay in opening the electricity supply business to competition.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $15 million for the nine months ended September 30, 1998, as compared to the same period of 1997, is due primarily to a litigation settlement (see Note 10 of the "Notes to Financial Statements" in "Part I. Financial Information") and a gain recorded in 1997 on the sale of a PSI investment.

Income Taxes

Income taxes decreased $70 million (48%) for the nine months ended September 30, 1998, as compared to the same period of 1997, primarily due to a decrease in taxable income over the prior period. Also contributing to the decrease is Cinergy's recognition of Foreign Tax Credits in the third quarter of 1998. Previous projections indicated that these Foreign Tax Credits would expire unused and therefore previous Federal tax provisions had not given benefit to these Foreign Tax Credits.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $4 million (46%)for the nine months ended September 30, 1998, as compared to the same period of 1997, is primarily attributable to PSI's redemption of all outstanding shares of its 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.

      RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related kwh sales are shown below:

                                             Twelve Months Ended
                                                September 30
                                       Revenue                Kwh Sales
                                  1998         1997       1998         1997
                                 ------       ------    -------       -------
                                           ($ and kwh in millions)

Retail                           $2,566       $2,445     47,264       44,905
Sales for resale                  2,103        1,152     74,546       48,525
Other                                52           35        N/A          N/A
                                 ------       ------    -------       ------
Total                            $4,721       $3,632    121,810       93,430

Electric operating revenues increased $1.1 billion (30%) for the twelve months ended September 30, 1998, from the comparable period of 1997. This increase was primarily due to increased volumes and a higher average price per kwh received on sales for resale transactions. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase were higher retail kwh sales due to the warmer than normal weather during 1998, growth in the average number of residential and commercial customers, and an increase in industrial sales primarily reflecting growth in the primary metals, transportation equipment, and miscellaneous manufacturers sectors.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                             Twelve Months Ended
                                                September 30
                                       Revenue                Mcf Sales
                                 1998           1997     1998           1997
                                 ----           ----     ----           -----
                                           ($ and mcf in millions)

Sales for resale                 $380           $  -      195              -
Retail                            402            458       61             70
Transportation                     37             30       56             52
Other                              11              7      N/A            N/A
                                 ----           ----      ---            ---
Total                            $830           $495      312            122

Gas operating revenues increased $335 million (68%) for the twelve months ended September 30, 1998, when compared to the same period last year. This increase is primarily due to the gas operating revenues of ProEnergy, which was acquired in June 1998. This increase was partially offset by a decline in retail revenues reflecting reduced mcf volumes due, in part, to the milder weather during the first quarter of 1998, and a decline in the average number of commercial and industrial customers. Transportation revenues increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

Other Revenues

Other revenues for the twelve months ended September 30, 1998, increased $25 million (80%), over the same period of 1997. This increase was primarily the result of increased sales and new initiatives by certain of Cinergy's non-regulated entities.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                       Twelve Months Ended
                                            September 30
                                        1998         1997
                                          (in millions)

Fuel                                   $  728       $  681
Purchased and exchanged power           2,033        1,027
                                       ------       ------
Total                                  $2,761       $1,708

Electric fuel costs increased $47 million (7%) for the twelve months ended September 30, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                            Twelve Months Ended
                                               September 30
                                               (in millions)

Fuel expense - September 30, 1997                  $681
Increase (Decrease) due to change in:
  Price of fuel                                     (11)
  Deferred fuel cost                                 (4)
  Kwh generation                                     62
                                                   ----

Fuel expense - September 30, 1998                  $728

Purchased and exchanged power expense increased $1.1 billion (62%) for the twelve months ended September 30, 1998, when compared to the same period of last year, primarily reflecting increased purchases of non-firm power for resale to others. Also contributing to the increase was a higher average price paid per kwh and increased demand due to the warmer than normal weather for the comparable period of 1997.

Gas Purchased

Gas purchased for the twelve months ended September 30, 1998, increased $335 million when compared to the same period last year, primarily due to the acquisition of ProEnergy in June 1998, and its related gas purchased expense. Slightly offsetting this increase is a decrease in the volumes of gas purchased by CG&E, due to lower demand, and a lower average cost per mcf of gas paid by CG&E.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                       Twelve Months Ended
                                          September 30
                                       1998           1997
                                          (in millions)

Other operation                        $809           $704
Maintenance                             182            196
                                       ----           ----
Total                                  $991           $900

Other operation expenses increased $105 million (15%) for the twelve months ended September 30, 1998, as compared to the same period last year. This increase is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information"). This increase was also the result of increased growth and new initiatives by certain of Cinergy's consolidated non-regulated businesses.

Maintenance expenses decreased $14 million (7%) for the twelve months ended September 30, 1998, as compared to the same period of 1997, primarily due to decreased outage related expenses at PSI's and CG&E's production facilities.

Equity in Earnings of Unconsolidated Subsidiaries

For the twelve months ended September 30, 1998, the equity in earnings of unconsolidated subsidiaries decreased $7 million (11%), as compared to the same period of last year. This decrease is partially due to a decline in the earnings of Midlands, which is due to milder weather conditions and a penalty imposed on each electric distribution company due to the delay in opening the electricity supply business to competition. The decrease also reflects losses on certain non-utility subsidiaries.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $9 million for the twelve months ended September 30, 1998, as compared to the same period of 1997, is due, in part, to a litigation settlement (see Note 10 of the "Notes to Financial Statements" in "Part I. Financial Information").

Income Taxes

Income taxes decreased $41 million (22%) for the twelve months ended September 30, 1998, as compared to the same period of 1997, primarily due to a decrease in taxable income over the prior period. Also contributing to the decrease is Cinergy's recognition of Foreign Tax Credits in the third quarter of 1998. Previous projections indicated that these Foreign Tax Credits would expire unused and therefore previous Federal tax provisions had not given benefit to these Foreign Tax Credits.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $5 million (37%) for the twelve months ended September 30, 1998, as compared to the same period of 1997, is primarily attributable to PSI's redemption of all outstanding shares of its 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.

                              THE CINCINNATI GAS &
                                ELECTRIC COMPANY
                            AND SUBSIDIARY COMPANIES


                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                      September 30 December 31
                                                          1998        1997
                                                      (unaudited)
                                                       (dollars in thousands)

Current Assets
  Cash and temporary cash investments                 $    6,321   $    2,349
  Restricted deposits                                      1,173        1,173
  Notes receivable from affiliated companies             148,494       27,193
  Accounts receivable less accumulated provision
    for doubtful accounts of $14,855 at September
    30, 1998, and $9,199 at December 31, 1997            336,489      193,549
  Accounts receivable from affiliated companies            6,553       35,507
  Materials, supplies, and fuel - at average cost        106,846      107,967
  Prepayments and other                                   36,543       31,827
                                                      ----------   ----------
                                                         642,419      399,565

Utility Plant - Original Cost
  In service
    Electric                                           4,747,890    4,700,631
    Gas                                                  772,006      746,903
    Common                                               185,896      186,078
                                                      ----------   ----------
                                                       5,705,792    5,633,612
  Accumulated depreciation                             2,116,313    2,008,005
                                                      ----------   ----------
                                                       3,589,479    3,625,607
  Construction work in progress                          151,226      118,133
                                                      ----------   ----------
      Total utility plant                              3,740,705    3,743,740

Other Assets
  Regulatory assets                                      678,344      667,765
  Other                                                   92,517      103,368
                                                      ----------   ----------
                                                         770,861      771,133

                                                      $5,153,985   $4,914,438

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                      THE CINCINNATI GAS & ELECTRIC COMPANY


LIABILITIES AND SHAREHOLDER'S EQUITY
                                                      September 30 December 31
                                                          1998        1997
                                                      (unaudited)
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  415,171   $  249,538
  Accounts payable to affiliated companies                19,243       10,821
  Accrued taxes                                          168,019      149,129
  Accrued interest                                        29,362       25,430
  Notes payable and other short-term obligations         230,276      289,000
  Notes payable to affiliated companies                    8,747       12,253
  Long-term debt due within one year                     130,000         -
  Other                                                   25,780       29,950
                                                      ----------   ----------
                                                       1,026,598      766,121

Non-Current Liabilities
  Long-term debt                                       1,199,633    1,324,432
  Deferred income taxes                                  824,741      794,396
  Unamortized investment tax credits                     112,328      116,966
  Accrued pension and other postretirement
    benefit costs                                        142,810      180,566
  Other                                                  186,389      100,576
                                                      ----------   ----------
                                                       2,465,901    2,516,936

    Total liabilities                                  3,492,499    3,283,057

Cumulative Preferred Stock
  Not subject to mandatory redemption                     20,725       20,793

Common Stock Equity
  Common stock - $8.50 par value;  authorized
    shares - 120,000,000;  outstanding shares
    - 89,663,086 at September 30, 1998, and
    December 31, 1997                                    762,136      762,136
  Paid-in capital                                        534,672      534,649
  Retained earnings                                      344,858      314,553
  Accumulated other comprehensive loss                      (905)        (750)
                                                      ----------   ----------
    Total common stock equity                          1,640,761    1,610,588

                                                      $5,153,985   $4,914,438


                      THE CINCINNATI GAS & ELECTRIC COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                          Quarter Ended                Year to Date
                                          September 30                 September 30
                                        1998        1997            1998          1997
                                                       (in thousands)

Operating Revenues
  Electric                            $827,387    $672,372       $1,960,334    $1,485,974
  Gas                                   56,505      39,944          280,437       326,969
                                      --------    --------       ----------    ----------
                                       883,892     712,316        2,240,771     1,812,943

Operating Expenses
  Fuel and purchased and exchanged
    power                              518,393     387,363        1,162,004       687,368
  Gas purchased                         21,539      15,601          139,784       175,395
  Other operation and maintenance       96,193      96,851          302,764       307,316
  Depreciation and amortization         47,267      45,028          142,877       134,696
  Taxes other than income taxes         54,089      52,980          162,484       159,001
                                      --------    --------       ----------    ----------
                                       737,481     597,823        1,909,913     1,463,776

Operating Income                       146,411     114,493          330,858       349,167

Other Income and (Expenses) - Net          511      (1,832)          (2,349)       (6,658)

Interest                                25,072      27,633           77,034        87,627
                                      --------    --------       ----------    ----------

Income Before Taxes                    121,850      85,028          251,475       254,882

Income Taxes                            43,178      32,724           88,925        96,825
                                      --------    --------       ----------    ----------

Net Income                            $ 78,672    $ 52,304       $  162,550    $  158,057

Preferred Dividend Requirement             214         217              644           653
                                      --------    --------       ----------    ----------

Net Income Applicable to Common
  Stock                               $ 78,458    $ 52,087       $  161,906    $  157,404
Other Comprehensive Income (Loss),
  Net of Tax                              -           -                (155)         -
                                      --------    --------       ----------    ----------
Comprehensive Income                  $ 78,458    $ 52,087       $  161,751    $  157,404

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                      THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Year to Date
                                                      September 30
                                                    1998         1997
                                                     (in thousands)

Operating Activities
  Net income                                     $ 162,550    $ 158,057
  Items providing (using) cash currently:
    Depreciation and amortization                  142,877      134,696
    Deferred income taxes and investment tax
      credits - net                                (11,592)      18,238
    Allowance for equity funds used during
      construction                                    (770)        (154)
    Regulatory assets - net                         23,716       15,147
    Changes in current assets and current
      liabilities
        Restricted deposits                           -              (2)
        Accounts and notes receivable, net of
          reserves on receivables sold            (232,865)     (42,472)
        Materials, supplies, and fuel                1,121          415
        Accounts payable                           174,055       85,545
        Accrued taxes and interest                  22,822       (7,135)
    Other items - net                               38,295      (12,251)
                                                 ---------    ---------
          Net cash provided by operating
            activities                             320,209      350,084

Financing Activities
  Retirement of preferred stock                        (45)        (158)
  Issuance of long-term debt                       223,020         -
  Redemption of long-term debt                    (220,409)    (290,612)
  Change in short-term debt                        (62,230)     178,844
  Dividends on preferred stock                        (645)        (655)
  Dividends on common stock                       (132,245)    (127,800)
                                                 ---------    ---------
          Net cash used in financing
            activities                            (192,554)    (240,381)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)    (123,683)    (106,612)
          Net cash used in investing
            activities                            (123,683)    (106,612)

Net increase in cash and temporary cash
  investments                                        3,972        3,091

Cash and temporary cash investments at
  beginning of period                                2,349        5,120
                                                 ---------    ---------

Cash and temporary cash investments at
  end of period                                  $   6,321    $   8,211

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
         RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related kwh sales are shown below:

                                                 Quarter Ended
                                                 September 30
                                        Revenue                Kwh Sales
                                   1998        1997        1998        1997
                                            ($ and kwh in millions)

Retail                             $397        $372        6,423       6,025
Sales for resale                    425         298       12,209      13,913
Other                                 5           2          N/A         N/A
                                   ----        ----       ------      ------
Total                              $827        $672       18,632      19,938

Electric operating revenues increased $155 million (23%) for the quarter ended September 30, 1998, from the comparable period of 1997. This increase was primarily a result of a higher average price per kwh received on sales for resale transactions. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase was higher retail kwh sales due to the warmer than normal weather during 1998 and growth in the average number of residential and commercial customers.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                               Quarter Ended
                                                September 30
                                        Revenue               Mcf Sales
                                   1998         1997        1998    1997
                                             ($ and mcf in millions)

Retail                             $48          $33           6        4
Transportation                       8            6          11       12
Other                                1            1         N/A      N/A
                                   ---          ---         ---      ---
Total                              $57          $40          17       16

Gas operating revenues increased $17 million (41%) in the third quarter of 1998, when compared to the same period last year, primarily attributable to the annual true-up of estimated revenues.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                             Quarter Ended
                                             September 30
                                           1998        1997
                                             (in millions)

Fuel                                       $ 93        $ 89
Purchased and exchanged power               425         298
                                           ----        ----
Total                                      $518        $387

Electric fuel costs increased $4 million (4%) for the quarter ended September 30, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                  Quarter Ended
                                                  September 30
                                                  (in millions)

Fuel expense - September 30, 1997                      $89
Increase (Decrease) due to change in:
  Deferred fuel cost                                    (2)
  Kwh generation                                         6

Fuel expense - September 30, 1998                      $93

Purchased and exchanged power expense increased $127 million for the quarter ended September 30, 1998, when compared to the same period of last year, primarily reflecting an increase in the average price paid per kwh.

Gas Purchased

Gas purchased for the quarter ended September 30, 1998, increased $6 million (38%), when compared to the same period last year, primarily due to an increase in the average cost per mcf of gas purchased.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                          Quarter Ended
                                          September 30
                                         1998      1997
                                         (in millions)

Other operation                          $73       $76
Maintenance                               23        21
                                         ---       ---
Total                                    $96       $97

Maintenance expenses increased $2 million (10%) for the quarter ended September 30, 1998, as compared to the same period of 1997, primarily due to an increase in production maintenance at Beckjord and East Bend.

Depreciation and Amortization

The components of depreciation and amortization expenses are shown below:

                                        Quarter Ended
                                        September 30
                                        1998     1997
                                        (in millions)

Depreciation                            $41      $41
Amortization of phase-in deferrals        5        3
Amortization of post-in-service
  deferred operating expenses             1        1
                                        ---      ---
Total                                   $47      $45


Amortization of phase-in deferrals reflects the PUCO ordered phase-in plan for Zimmer.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $2 million for the quarter ended September 30, 1998, as compared to the same period of 1997, is due primarily to an increase in interest income resulting from an increase in the balance of short-term loans to affiliated companies through Cinergy's money pool arrangement.

Interest

The components of interest expense are shown below:

                                                Quarter Ended
                                                September 30
                                              1998          1997
                                               (in thousands)

Interest on long-term debt                  $25,445       $25,973
Other interest                                  942         3,001
Allowance for borrowed funds used
  during construction                        (1,315)       (1,341)
                                            -------       -------

Total                                       $25,072       $27,633

The decrease in interest expense of $3 million (9%) for the quarter ended September 30, 1998, as compared to the same period last year, was primarily due to a reduction in other interest expense resulting from decreases in both the average short-term debt borrowings and the short-term debt rates.


       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related kwh sales are shown below:

                                              Nine Months Ended
                                                September 30
                                       Revenue                 Kwh Sales
                                  1998         1997       1998         1997
                                 ------       ------     ------       -------
                                           ($ and kwh in millions)

Retail                           $1,075       $  994     17,357       16,575
Sales for resale                    873          484     30,825       23,006
Other                                12            8        N/A          N/A
                                 ------       ------     ------       ------
Total                            $1,960       $1,486     48,182       39,581

Electric operating revenues increased $474 million (32%) for the nine months ended September 30, 1998, from the comparable period of 1997. This increase was primarily due to a higher average price per kwh received and increased volumes on sales for resale transactions. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase were higher retail kwh sales due to the warmer than normal weather and growth in the average number of residential and commercial customers.

as Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                               Nine Months Ended
                                  September 30
                                       Revenue                Mcf Sales
                                 -------------------     --------------------
                                 1998           1997     1998           1997
                                 ----           ----     ----           -----
                                            ($ and mcf in millions)

Retail                           $248           $300       37             45
Transportation                     28             24       42             40
Other                               4              3      N/A            N/A
                                 ----           ----      ---            ---
Total                            $280           $327       79             85

Gas operating revenues decreased $47 million (14%) for the nine months ended September 30, 1998, when compared to the same period last year. Decreased retail revenues reflecting a decline in mcf sales due to the milder weather during the first quarter of 1998 was the primary reason for this decrease. A decrease in the average number of commercial and industrial customers also contributed to the decline in revenues. Partially offsetting the decline was an increase in transportation revenues, as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                        Nine Months Ended
                                          September 30
                                        1998         1997
                                          (in millions)

Fuel                                   $  258        $219
Purchased and exchanged power             904         468
                                       ------        ----
Total                                  $1,162        $687

Electric fuel costs increased $39 million (18%) for the nine months ended September 30, 1998, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                               Nine Months Ended
                                                 September 30
                                                 (in millions)

Fuel expense - September 30, 1997                    $219
Increase (Decrease) due to change in:
  Price of fuel                                        (1)
  Deferred fuel cost                                   33
  Kwh generation                                        7
                                                      ----

Fuel expense - September 30, 1998                    $258

Purchased and exchanged power expense increased $436 million (93%) for the nine months ended September 30, 1998, when compared to the same period last year, primarily reflecting a higher average price paid per kwh and increased purchases of power for resale to others.

Gas Purchased

Gas purchased for the nine months ended September 30, 1998, decreased $36 million (20%) when compared to the same period last year, reflecting a decrease in the volumes of gas purchased, due to lower demand, and a lower average cost per mcf of gas purchased.

Depreciation and Amortization

The components of depreciation and amortization expenses are shown below:

                                        Nine Months Ended
                                          September 30
                                        1998         1997
                                          (in millions)

Depreciation                            $123         $122
Amortization of phase-in deferrals        17           10
Amortization of post-in-service
  deferred operating expenses              3            3
                                        ----         ----
Total                                   $143         $135

Amortization of phase-in deferrals reflects the PUCO ordered phase-in plan for Zimmer.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $4 million for the nine months ended September 30, 1998, as compared to the same period of 1997, is largely due to an increase in interest income resulting from an increase in the balance of short-term loans to affiliated companies through Cinergy's money pool arrangement and an adjustment recorded in 1997 related to the sale of certain assets.

Interest

The components of interest expense are shown below:

                                              Nine Months Ended
                                                September 30
                                              1998         1997
                                               (in thousands)

Interest on long-term debt                  $75,913      $83,850
Other interest                                5,312        7,259
Allowance for borrowed funds used
  during construction                        (4,191)      (3,482)
                                            -------      -------

Total                                       $77,034      $87,627

The decrease in interest expense of $11 million (12%) for the nine months ended September 30, 1998, as compared to the same period last year, was due to decreases in both interest on long-term debt and other interest expense. The decrease in interest expense on long-term debt was primarily due to a net redemption of approximately $116 million of long-term debt during the period from March 1997 through May 1998. The decrease in other interest is due to a reduction in average short-term borrowings.

                                PSI ENERGY, INC.
                             AND SUBSIDIARY COMPANY


                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                      September 30 December 31
                                                          1998        1997
                                                      (unaudited)
                                                       (dollars in thousands)

Current Assets
  Cash and temporary cash investments                 $   30,488   $   18,169
  Restricted deposits                                        359        1,146
  Notes receivable                                            79          110
  Notes receivable from affiliated companies               8,752       21,998
  Accounts receivable less accumulated provision
    for doubtful accounts of $5,760 at September
    30, 1998, and $1,183 at December 31, 1997            370,260      197,898
  Accounts receivable from affiliated companies              302        4,516
  Materials, supplies, and fuel - at average cost         74,732       55,189
  Prepayments and other                                   13,962        4,405
                                                      ----------   ----------
    Total current assets                                 498,934      303,431

Electric Utility Plant - Original Cost
  In service                                           4,354,315    4,280,551
  Accumulated depreciation                             1,866,373    1,792,317
                                                      ----------   ----------
                                                       2,487,942    2,488,234
  Construction work in progress                           75,135       65,129
                                                      ----------   ----------
    Total electric utility plant                       2,563,077    2,553,363

Other Assets
  Regulatory assets                                      355,307      409,086
  Other                                                  119,713      127,945
                                                      ----------   ----------
    Total other assets                                   475,020      537,031

                                                      $3,537,031   $3,393,825

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.



                                PSI ENERGY, INC.


LIABILITIES AND SHAREHOLDER'S EQUITY

                                                      September 30 December 31
                                                          1998        1997
                                                      (unaudited)
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  368,606   $  212,833
  Accounts payable to affiliated companies                20,757       40,714
  Accrued taxes                                           68,492       69,310
  Accrued interest                                        19,938       21,369
  Notes payable and other short-term obligations         117,084      190,600
  Notes payable to affiliated companies                  163,897       16,435
  Long-term debt due within one year                      56,000       85,000
  Other                                                    2,385        2,560
                                                      ----------   ----------
                                                         817,159      638,821

Non-Current Liabilities
  Long-term debt                                         976,623      826,470
  Deferred income taxes                                  371,490      403,535
  Unamortized investment tax credits                      46,702       49,296
  Accrued pension and other postretirement
    benefit costs                                        109,626      116,576
  Other                                                  164,616      176,271
                                                      ----------   ----------
                                                       1,669,057    1,572,148

    Total liabilities                                  2,486,216    2,210,969

Cumulative Preferred Stock
  Not subject to mandatory redemption                     71,923      157,196

Common Stock Equity
  Common stock - without par value; $0.01
    stated  value;  authorized  shares - 60,000,000;
    outstanding shares - 53,913,701 at September
    30, 1998, and December 31, 1997                          539          539
  Paid-in capital                                        400,916      390,188
  Retained earnings                                      578,079      636,519
  Accumulated other comprehensive loss                      (642)      (1,586)
                                                      ----------   ----------
    Total common stock equity                            978,892    1,025,660

                                                      $3,537,031   $3,393,825




                                PSI ENERGY, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                         Quarter Ended                 Year to Date
                                          September 30                 September 30
                                       1998         1997            1998          1997
                                                       (in thousands)

Operating Revenues
  Electric                           $807,181     $650,987       $1,910,836    $1,464,380

Operating Expenses
  Fuel and purchased and exchanged
    power                             584,415      425,228        1,242,253       810,032
  Other operation and maintenance     110,051      102,742          400,431       310,291
  Depreciation and amortization        32,688       31,820           97,433        94,800
  Taxes other than income taxes        14,882       14,011           44,356        44,191
                                     --------     --------       ----------    ----------
                                      742,036      573,801        1,784,473     1,259,314

Operating Income                       65,145       77,186          126,363       205,066

Other Income and (Expenses) - Net        (315)       6,512            1,616         9,390

Interest                               21,975       21,369           67,771        63,321
                                     --------     --------       ----------    ----------

Income Before Taxes                    42,855       62,329           60,208       151,135

Income Taxes                           16,063       21,839           21,106        55,459
                                     --------     --------       ----------    ----------

Net Income                           $ 26,792     $ 40,490       $   39,102    $   95,676

Preferred Dividend Requirement          1,151        2,925            4,509         8,964
                                     --------     --------       ----------    ----------

Net Income Applicable to
  Common Stock                       $ 25,641     $ 37,565       $   34,593    $   86,712
Other Comprehensive Income,
  Net of Tax                             -            -                 944          -
                                     --------     --------       ----------    -----------
Comprehensive Income                 $ 25,641     $ 37,565       $   35,537    $   86,712

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.


                                PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Year to Date
                                                          September 30
                                                        1998         1997
                                                          (in thousands)

Operating Activities
  Net income                                         $  39,102    $  95,676
  Items providing (using) cash currently:
    Depreciation and amortization                       97,433       94,800
    WVPA settlement                                     80,000         -
    Deferred income taxes and investment tax
      credits - net                                    (44,433)     (13,548)
    Allowance for equity funds used during
      construction                                         (23)         (35)
    Regulatory assets - net                             33,406       25,208
    Changes in current assets and current
      liabilities
        Restricted deposits                                787         (227)
        Accounts and notes receivable, net of
          reserves on receivables sold                (158,099)    (173,862)
        Materials, supplies, and fuel                  (19,543)       9,456
        Accounts payable                               135,816       99,810
        Accrued taxes and interest                      (2,249)      15,785
    Other items - net                                   12,994       (7,768)
                                                     ---------    ---------
          Net cash provided by operating
            activities                                 175,191      145,295

Financing Activities
  Issuance of long-term debt                           150,021         -
  Retirement of preferred stock                        (85,247)     (16 024)
  Redemption of long-term debt                        (113,336)     (45,700)
  Change in short-term debt                             73,946      125,430
  Dividends on preferred stock                          (5,037)      (9,059)
  Dividends on common stock                            (81,800)     (85,200)
                                                     ---------    ---------
          Net cash used in financing activities        (61,453)     (30,553)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)        (101,419)     (96,423)
          Net cash used in investing activities       (101,419)     (96,423)

Net increase in cash and temporary cash
  investments                                           12,319       18,319

Cash and temporary cash investments at
  beginning of period                                   18,169        2,911
                                                     ---------    ---------

Cash and temporary cash investments at
  end of period                                      $  30,488    $  21,230

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
         RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998

Operating Revenues

The components of operating revenues and the related kwh sales are shown below:

                                                Quarter Ended
                                                September 30
                                       Revenue                Kwh Sales
                                 1998           1997      1998         1997
                                 ----           ----     ------       -------
                                           ($ and kwh in millions)

Retail                           $315           $299      6,590        6,074
Sales for resale                  481            345     13,980       13,321
Other                              11              7        N/A          N/A
                                 ----           ----     ------       ------
Total                            $807           $651     20,570       19,395

Operating revenues increased $156 million (24%) for the quarter ended September 30, 1998, from the comparable period of 1997. This increase was primarily a result of a higher average price per kwh received and increased volumes on sales for resale transactions. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase were higher retail kwh sales due to the warmer than normal weather during 1998 and growth in the average number of residential and commercial customers.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                            Quarter Ended
                                            September 30
                                           1998       1997
                                            (in millions)

Fuel                                       $113       $109
Purchased and exchanged power               471        316
                                           ----       ----
Total                                      $584       $425

Fuel costs increased $4 million (4%) for the third quarter of 1998, as compared to the same period last year.

An analysis of fuel costs is shown below:

                                              Quarter Ended
                                              September 30
                                              (in millions)

Fuel expense - September 30, 1997                  $109
Increase (Decrease) due to change in:
  Price of fuel                                     (6)
  Deferred fuel cost                                (2)
  Kwh generation                                    12
                                                  ----

Fuel expense - September 30, 1998                 $113

Purchased and exchanged power expense increased $155 million (49%) for the quarter ended September 30, 1998, when compared to the same period last year, primarily reflecting an increase in the average price paid per kwh and increased demand due to the warmer than normal weather for the third quarter of 1998.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                         Quarter Ended
                                         September 30
                                         1998     1997
                                         (in millions)

Other operation                          $ 83     $ 81
Maintenance                                27       22
                                         ----     ----
Total                                    $110     $103

Maintenance expense increased $5 million (23%) for the quarter ended September 30, 1998, as compared to the same period of 1997, primarily due to an increase in production maintenance at Wabash River, Cayuga, and Gibson, and an increase in distribution line maintenance.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $7 million for the quarter ended September 30, 1998, as compared to the same period of 1997, is primarily attributable to a gain recorded in 1997 on the sale of an investment.

Preferred Dividend Requirement

The decrease in preferred dividend requirement of $2 million (61%) for the quarter ended September 30, 1998, as compared to the same period of 1997, is primarily attributable to PSI's redemption of all outstanding shares of its 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.


       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenues

The components of operating revenues and the related kwh sales are shown below:

                                              Nine Months Ended
                                                September 30
                                       Revenue                Kwh Sales
                                  1998         1997       1998         1997
                                 ------       ------     ------       -------
                                          ($ and kwh in millions)

Retail                           $  880       $  849     18,541       17,358
Sales for resale                  1,003          599     35,789       24,893
Other                                28           16        N/A          N/A
                                 ------       ------     ------       ------
Total                            $1,911       $1,464     54,330       42,251

Total operating revenues increased $446 million (30%) for the nine months ended September 30, 1998, when compared to the same period last year. This increase was primarily due to increased volumes and a higher average price per kwh received on sales for resale transactions. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase were higher retail kwh sales due to the warmer than normal weather during 1998, and an increase in industrial sales, primarily reflecting growth in the primary metals and transportation equipment sectors.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                        Nine Months Ended
                                           September 30
                                        1998          1997
                                          (in millions)

Fuel                                   $  284         $288
Purchased and exchanged power             958          522
                                       ------         ----
Total                                  $1,242         $810

Fuel costs decreased $4 million (1%) for the nine months ended September 30, 1998, when compared to the same period last year.

An analysis of fuel costs is shown below:

                                                          Nine Months Ended
                                                            September 30
                                                            (in millions)


Fuel expense - September 30, 1997                               $288
Increase (Decrease) due to change in:
  Price of fuel                                                  (15)
  Deferred fuel cost                                             (21)
  Kwh generation                                                  32
                                                                ----

Fuel expense - September 30, 1998                               $284

Purchased and exchanged power expense increased $436 million (84%) for the nine months ended September 30, 1998, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others. Also contributing to the increase were a higher average price paid per kwh and increased demand due to warmer than normal weather for the comparable period of 1997.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                        Nine Months Ended
                                          September 30
                                        1998         1997
                                          (in millions)

Other operation                         $326         $243
Maintenance                               74           67
                                        ----         ----
Total                                   $400         $310

Other operation expenses increased $83 million (34%) for the nine months ended September 30, 1998, as compared to the same period last year. This increase is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA (see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information").

Maintenance expenses increased $7 million (10%) for the nine months ended September 30, 1998, as compared to the same period of 1997, primarily due to an increase in production maintenance at Wabash River, Cayuga, and Gibson, and an increase in distribution line maintenance.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $8 million for the nine months ended September 30, 1998, as compared to the same period of 1997, is due primarily to a gain recorded in 1997 on the sale of an investment and DSM carrying costs also recorded in 1997.

Interest

The components of interest expense are shown below:

                                              Nine Months Ended
                                                 September 30
                                               1998        1997
                                               (in thousands)

Interest on long-term debt                   $60,459     $53,928
Other interest                                 8,976      10,630
Allowance for borrowed funds used
  during construction                         (1,664)     (1,237)
                                             -------     -------
Total                                        $67,771     $63,321

The increase in interest expense of $4 million (7%) for the nine months ended September 30, 1998, as compared to the same period last year, was due to an increase of $7 million in interest on long-term debt, which was partially offset by a decrease of $2 million in other interest expense. The increase in interest on long-term debt was due primarily to the net issuance of approximately $303 million of long-term debt during the period from February 1997 to August 1998. The decrease in other interest expense was primarily due to a reduction in average short-term borrowings.

Preferred Dividend Requirement

The decrease in preferred dividend requirement of $4 million (50%) for the nine months ended September 30, 1998, as compared to the same period of 1997, is primarily attributable to PSI's redemption of all outstanding shares of its 7.15% Series Cumulative Preferred Stock and 7.44% Series Cumulative Preferred Stock on September 1, 1997, and March 1, 1998, respectively.

                              THE UNION LIGHT, HEAT
                                AND POWER COMPANY


                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS


ASSETS
                                                      September 30 December 31
                                                          1998        1997
                                                      (unaudited)
                                                       (dollars in thousands)

Current Assets
  Cash and temporary cash investments                 $  2,802     $    546
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,015 at
    September 30, 1998, and $996 at December
    31, 1997                                             6,105        7,308
  Accounts receivable from affiliated companies             10          446
  Materials, supplies, and fuel - at average cost        9,674        6,094
  Prepayments and other                                    462          385
                                                      --------     --------
    Total current assets                                19,053       14,779

Utility Plant - Original Cost
  In service
    Electric                                           209,763      204,111
    Gas                                                162,354      155,167
    Common                                              19,075       19,073
                                                      --------     --------
                                                       391,192      378,351
  Accumulated depreciation                             141,642      133,213
                                                      --------     --------
                                                       249,550      245,138
  Construction work in progress                         25,369       14,346
                                                      --------     --------
      Total utility plant                              274,919      259,484

Other Assets
  Regulatory assets                                     11,063       11,065
  Other                                                  3,844        6,262
                                                      --------     --------
                                                        14,907       17,327

                                                      $308,879     $291,590

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.



                     THE UNION LIGHT, HEAT AND POWER COMPANY


LIABILITIES AND SHAREHOLDER'S EQUITY
                                                      September 30 December 31
                                                          1998        1997
                                                      (unaudited)
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  4,689     $ 11,097
  Accounts payable to affiliated companies              19,128       19,712
  Accrued taxes                                          1,837        6,332
  Accrued interest                                       1,674        1,286
  Notes payable to affiliated companies                 39,744       23,487
  Long-term debt due within one year                    20,000         -
  Other                                                  4,021        4,364
                                                      --------     --------
                                                        91,093       66,278

Non-Current Liabilities
  Long-term debt                                        34,534       44,671
  Deferred income taxes                                 27,741       26,211
  Unamortized investment tax credits                     4,307        4,516
  Accrued pension and other postretirement
    benefit costs                                       11,434       14,044
  Amounts due to customers - income taxes                7,760        6,566
  Other                                                  7,447        6,391
                                                      --------     --------
                                                        93,223      102,399

    Total liabilities                                  184,316      168,677

Common Stock Equity
  Common stock - $15.00 par value;  authorized
    shares - 1,000,000;  outstanding shares -
    585,333 at September 30, 1998, and
    December 31, 1997                                    8,780        8,780
  Paid-in capital                                       18,683       18,683
  Retained earnings                                     97,100       95,450
                                                      --------     --------
    Total common stock equity                          124,563      122,913

                                                      $308,879     $291,590




                     THE UNION LIGHT, HEAT AND POWER COMPANY
                              STATEMENTS OF INCOME
                                   (unaudited)

                                          Quarter Ended                Year to Date
                                           September 30                September 30
                                       1998           1997          1998           1997
                                                        (in thousands)

Operating Revenues
  Electric                            $56,368        $56,666      $144,903       $152,560
  Gas                                   7,077          8,647        44,183         53,625
                                      -------        -------      --------       --------
                                       63,445         65,313       189,086        206,185

Operating Expenses
  Electricity purchased from parent
    company for resale                 41,827         44,237       110,338        113,992
  Gas purchased                         2,691          3,002        23,211         30,006
  Other operation and maintenance       8,987          9,402        27,319         29,198
  Depreciation                          3,296          3,048         9,737          9,229
  Taxes other than income taxes         1,024            905         3,058          3,119
                                      -------        -------      --------       --------
                                       57,825         60,594       173,663        185,544

Operating Income                        5,620          4,719        15,423         20,641

Other Income and (Expenses) - Net        (175)          (596)       (1,051)        (1,534)

Interest                                1,244          1,153         3,328          3,512
                                      -------        -------      --------       --------

Income Before Taxes                     4,201          2,970        11,044         15,595

Income Taxes                            1,696            731         4,418          6,078
                                      -------        -------      --------       --------

Net Income                            $ 2,505        $ 2,239      $  6,626       $  9,517

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.


                     THE UNION LIGHT, HEAT AND POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     Year to Date
                                                     September 30
                                                   1998        1997
                                                    (in thousands)

Operating Activities
  Net income                                     $  6,626    $  9,517
  Items providing (using) cash currently:
    Depreciation                                    9,737       9,229
    Deferred income taxes and investment tax
      credits - net                                 1,763        (322)
    Allowance for equity funds used during
      construction                                   (150)        (33)
    Regulatory assets                                 (31)       (312)
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net of
          reserves on receivables sold              3,515       7,687
        Materials, supplies, and fuel              (3,580)       (354)
        Accounts payable                           (6,992)     (9,819)
        Accrued taxes and interest                 (4,107)      6,504
    Other items - net                                (330)      5,267
                                                 --------    --------
          Net cash provided by operating
            activities                              6,451      27,364

Financing Activities
  Issuance of long-term debt                       20,127        -
  Redemption of long-term debt                    (10,118)       -
  Change in short-term debt                        16,257      (5,988)
  Dividends on common stock                        (4,975)     (4,975)
                                                 --------    --------
          Net cash provided by (used in)
            financing activities                   21,291     (10,963)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)    (25,486)    (14,808)
          Net cash used in investing
            activities                            (25,486)    (14,808)

Net increase in cash and temporary cash
  investments                                       2,256       1,593

Cash and temporary cash investments at
  beginning of period                                 546       1,197
                                                 --------    --------

Cash and temporary cash investments at
  end of period                                  $  2,802    $  2,790

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
         RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998


Operating Revenues

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                                Quarter Ended
                                                September 30
                                        Revenue                Mcf Sales
                                  1998         1997        1998         1997
                                 ------       ------      -----        -----
                                          ($ and mcf in thousands)

Retail                           $6,133       $7,837        764          934
Transportation                      819          682        779          854
Other                               125          128         14           25
                                 ------       ------      -----        -----
Total                            $7,077       $8,647      1,557        1,813

Gas operating revenues decreased $2 million (18%) in the third quarter of 1998, when compared to the same period last year, primarily due to a decrease in mcf volumes sold.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased decreased $2 million (5%) for the quarter ended September 30, 1998, as compared to the same period last year. This decrease reflects lower volumes purchased from CG&E.

Gas Purchased

Gas purchased for the quarter ended September 30, 1998, decreased $.3 million (10%), when compared to the same period last year, primarily due to a decrease in the volumes of gas purchased, due to lower demand.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                         Quarter Ended
                                         September 30
                                        1998      1997
                                        (in thousands)

Other operation                        $7,514    $7,967
Maintenance                             1,473     1,435
                                       ------    -------
Total                                  $8,987    $9,402

Other operation expenses decreased $.4 million (6%) for the quarter ended September 30, 1998, as compared to the same period last year, primarily due to a decrease in distribution expenses.

Depreciation

Depreciation increased $.2 million (8%) for the quarter ended September 30, 1998, as compared to the same period last year, due to additions to depreciable plant.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $.4 million for the quarter ended September 30, 1998, as compared to the same period of 1997, is primarily attributable to a decrease in expenses associated with the sales of accounts receivable and an increase in allowance for equity funds used during construction resulting from an increase in the average balance of CWIP.

Interest

The components of interest expense are shown below:

                                                 Quarter Ended
                                                 September 30
                                              1998          1997
                                                (in thousands)

Interest on long-term debt                   $1,011        $  881
Other interest                                  409           317
Allowance for borrowed funds used
  during construction                          (176)          (45)
                                             ------        ------
Total                                        $1,244        $1,153

The increase in interest expense of $.1 million (8%) for the quarter ended September 30, 1998, as compared to the same period last year, was due to changes in interest on long-term debt, other interest, and allowance for borrowed funds used during construction. The increase in interest on long-term debt was due primarily to the net issuance of approximately $10 million of long-term debt during April 1998. Increased short-term borrowings and a higher average balance of CWIP contributed to the increase in other interest expense and allowance for borrowed funds used during construction, respectively.


       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $8 million (5%) for the nine months ended September 30, 1998, from the comparable period of 1997. This decrease primarily reflects a revision of ULH&P's estimate of unbilled revenue which was recorded in the second quarter of 1998, which resulted in a decrease in electric operating revenues of $3.6 million and a corresponding decrease to operating income and net income of $1.7 million.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                             Nine Months Ended
                                               September 30
                                       Revenue                Mcf Sales
                                  1998         1997       1998        1997
                                -------      -------     ------      -------
                                         ($ and mcf in thousands)

Retail                          $40,586      $50,297     6,361        7,427
Transportation                    2,904        2,518     2,734        2,740
Other                               693          810        97          131
                                -------      -------     -----       ------
Total                           $44,183      $53,625     9,192       10,298

Gas operating revenues decreased $9 million (18%) for the nine months ended September 30, 1998, when compared to the same period of last year. Decreased volumes reflecting the milder weather during the first quarter of 1998, along with a decrease in the price of gas sold, primarily attributed to the revenue decrease.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased decreased $4 million (3%) for the nine months ended September 30, 1998, as compared to the same period last year. This decrease reflects lower volumes purchased from CG&E.

Gas Purchased

Gas purchased for the nine months ended September 30, 1998, decreased $7 million (23%), when compared to the same period in 1997. This decrease reflects a decline in the average cost per mcf of gas purchased and lower volumes of gas purchased.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                       Nine Months Ended
                                          September 30
                                         1998      1997
                                         (in thousands)

Other operation                        $23,176   $24,705
Maintenance                              4,143     4,493
                                       -------   --------
Total                                  $27,319   $29,198

Other operation expenses declined $2 million (6%) for the nine months ended September 30, 1998, as compared to the same period last year, primarily due to decreases in distribution and administrative and general expenses.

Maintenance expenses declined $.4 million (8%) for the nine months ended September 30, 1998, as compared to the same period last year, primarily due to a decrease in distribution maintenance.

Depreciation

Depreciation increased $.5 million (6%) for the nine months ended September 30, 1998, as compared to the same period last year, due to additions to depreciable plant.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $.5 million for the nine months ended September 30, 1998, as compared to the same period of 1997, is due primarily to a decrease in expenses associated with the sales of accounts receivable and an increase in allowance for equity funds used during construction resulting from an increase in the average balance of CWIP.

Interest

The components of interest expense are shown below:

                                               Nine Months Ended
                                                 September 30
                                               1998        1997
                                                (in thousands)

Interest on long-term debt                    $2,845      $2,643
Other interest                                   958         951
Allowance for borrowed funds used
  during construction                           (475)        (82)
                                              ------      ------
Total                                         $3,328      $3,512

The decrease in interest expense of $.2 million (5%) for the nine months ended September 30, 1998, as compared to the same period last year, was due to changes in interest on long-term debt and allowance for borrowed funds used during construction. The increase in interest on long-term debt was due primarily to the net issuance of approximately $10 million of long-term debt during April 1998. Allowance for borrowed funds used during construction increased primarily as a result of an increase in the average balance of CWIP.

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

     TheStatements of Income in this report have been reclassified in order to present the operations of all non-regulated entities as a component of operating income. Prior to this reclassification, the operations of such entities were reflected in "Other Income and Expense - Net." Similarly, "Income Taxes" now includes the income taxes associated with the non-regulated entities. These changes had no effect on net income. Additionally, the Balance Sheets have been reformatted.

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

4. On June 15, 1998, CG&E issued and sold $100 million principal amount of unsecured Reset Put Securities. These debentures will bear interest at a rate of 6.35% for the first five years, and the interest rate may be reset on June 15, 2003, and every five years thereafter to final maturity in 2038 if the callholder exercises its option on any reset date to purchase the bonds and reset the interest rate. If the callholder does not exercise the option on any reset date, the bonds will be redeemed by CG&E at par. Proceeds from the sale were used to repay short-term indebtedness incurred in connection with the redemption of CG&E's 7 3/8% First Mortgage Bonds referred to above and for general corporate purposes.

Cinergy and PSI
5. On July 23, 1998, PSI redeemed the entire $24 million principal amount of its 7 5/8% First Mortgage Bonds, Series Y due January 1, 2007, at the redemption price of 102.11%, and the entire $26 million principal amount of its 7% First Mortgage Bonds, Series S due January 1, 2002, at the redemption price of 100.73%.

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

7. On August 12, 1998, the Indiana Development Finance Authority loaned the proceeds from the sale of its $23 million principal amount of Environmental Refunding Revenue Bonds, Series 1998, to PSI. The bonds, which are included in notes payable and other short-term obligations in the consolidated balance sheets, will bear interest initially at a daily rate, will mature on August 1, 2028, and are backed by an irrevocable direct-pay letter of credit through August 1, 2002. Proceeds from the sale were used to redeem in September 1998, the $23 million 8 1/4% First Mortgage Bonds, Series QQ, due June 15, 2013 (Pollution Control), at a redemption price of 102% plus accrued interest.

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

Cinergy, CG&E, and PSI
9. Cinergy's power marketing and trading function actively markets and trades over-the-counter forward and option contracts for the purchase and sale of electricity. The majority of these contracts are settled via physical delivery of electricity or netted out in accordance with industry trading standards. The Company also trades exchange-traded futures contracts. Option premiums are deferred and included in the Consolidated Balance Sheets and amortized to "Operating Revenues - Electric" or "Fuel and purchased and exchanged power" in the Consolidated Statements of Income over the term of the option contract. Cinergy values its portfolio of contracts using the aggregate lower of cost or market method. To the extent there are net aggregate losses in the portfolio, Cinergy reserves for such losses. Net gains are recognized when realized. Due to the lack of liquidity and the volatility currently experienced in the power markets, significant assumptions must be made by the Company when estimating current market values for purposes of the aggregate lower of cost or market comparison. It is possible that the actual gains and losses from the Company's power marketing and trading activities could differ substantially from the gains and losses estimated currently.

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

Cinergy, CG&E, and PSI

10. As discussed in the 1997 Form 10-K, in October 1995, a suit was filed in the U.S. District Court by three former employees of Enertech naming as defendants Enertech, Cinergy, Investments, CG&E, PSI, James E. Rogers, and William J. Grealis. (Mr. Rogers and/or Mr. Grealis are officers and/or directors of the foregoing companies.) The lawsuit, which stemmed from the termination of employment of the three former employees, alleged that they entered into employment contracts with Enertech based on the opportunity to participate in potential profits from future investments in energy projects in Central and Eastern Europe. The suit alleged causes of action based upon, among other theories, breach of contract related to the events surrounding the termination of their employment and fraud and misrepresentation related to the level of financial support for future projects. The suit alleged compensatory damages of $154 million based upon assumed future success of potential future investments and punitive damages of three times that amount.

     In April 1998, the parties reached a comprehensive settlement and all claims were dismissed by the U.S. District Court. The obligations of the Company arising out of the settlement are not material to its financial condition or its results of operations.

11. As discussed in the 1997 Form 10-K, prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

     Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including at least 21 MGP sites which PSI or its predecessors previously owned. In 1945, PSI sold 19 of these sites to IGC, including the Shelbyville and Lafayette sites. PSI or its predecessors acquired five of the 21 MGP sites from NIPSCO (or its predecessors), which were among the 19 sites PSI sold to IGC. Two other sites, located in Goshen and Warsaw, Indiana, were sold by PSI's predecessor to NIPSCO in 1931.

     PSI has received claims from IGC and NIPSCO that PSI is a PRP under the CERCLA with respect to the 21 MGP sites, and therefore responsible for the costs of investigating and remediating these sites. In August 1997, NIPSCO filed suit against PSI in the United States District Court for the Northern District of Indiana, South Bend Division, claiming, pursuant to the CERCLA, recovery from PSI of NIPSCO's past and future costs of investigating and remediating MGP related contamination at the Goshen MGP site. Recently, NIPSCO increased its estimate of the cost of remediating the Goshen site to approximately $3.8 million.

     In November 1998, NIPSCO, IGC and PSI entered into a Site Participation and Cost Sharing Agreement by which they settled allocation of CERCLA liability for past and future costs, as between the three companies, at seven MGP sites in Indiana, namely the sites located in Lafayette, Goshen, Warsaw, Rochester, Frankfort, Crawfordsville, and Lebanon. Pursuant to the agreement, NIPSCO's lawsuit against PSI, referenced above, will be dismissed. The parties have assigned one of the parties lead responsibility for managing any further investigation and remediation activities at each of the sites.

     This agreement follows a similar agreement achieved between IGC and PSI in August 1997, allocating CERCLA liability at 13 MGP sites with which NIPSCO had no involvement. These two agreements, together with an agreement between IGC and PSI entered into several years ago, relating to the Shelbyville MGP site, conclude all CERCLA and similar claims between the three companies relative to MGP sites. Pursuant to the agreements, the parties are continuing to investigate and remediate the sites as appropriate. In the case of some sites, the parties have applied to the IDEM for inclusion of such sites in the Indiana Voluntary Remediation Program.

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

     As also discussed in the 1997 Form 10-K, PSI previously placed its insurance carriers on notice of IGC's, NIPSCO's, and the IDEM's claims related to MGP sites. In April 1998, PSI filed suit in Hendricks County Circuit Court against its general liability insurance carriers seeking, among other matters, a declaratory judgment that its insurance carriers are obligated to defend MGP claims against PSI or pay PSI's costs of defense and to indemnify PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims associated with MGP sites. PSI cannot predict the outcome of this litigation.

     CG&E and its utility subsidiaries are aware of other sites owned or previously owned by CG&E, its subsidiaries, or their predecessors, where MGP activities may have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have undertaken preliminary site assessments to obtain more information about some of these MGP sites.

     Reserves recorded, based on information currently available, are not material to Cinergy's financial condition or results of operations. However, as further investigation and remediation activities are undertaken at these sites, the potential liability for MGP sites could be material to Cinergy's financial condition or results of operations.

Cinergy, CG&E, PSI, and ULH&P
12. Effective with the first quarter of 1998, Cinergy and its subsidiaries adopted the provisions of Statement 130. Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

     During the second quarter of 1998, the FASB issued Statement 133. The new standard requires companies to record derivative instruments, as defined in Statement 133, as assets or liabilities, measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The standard is effective for fiscal years beginning after June 15, 1999, and Cinergy expects to adopt the provisions of Statement 133 in the first quarter of 2000.

     The Company has not yet quantified the impacts of adopting Statement 133 on
     its  consolidated  financial  statements.   However,  Statement  133  could
     increase volatility in earnings and other comprehensive income.

Cinergy

13.  Presented  below is a  reconciliation  of earnings  per common share (basic
     EPS) and earnings per common share assuming dilution (diluted EPS).

                                            Income        Shares      Earnings
                                          (Numerator)  (Denominator)  Per Share
                                        (In thousands, except per share amounts)
     Quarter ended September 30, 1998
     Earnings per common share:
        Net income                         $109,431       158,539       $ .69

     Effect of dilutive securities:
        Common stock options                                  606
        Contingently issuable common
        stock                                                 104

     EPS--assuming dilution:
        Net income plus assumed
          conversions                      $109,431       159,249       $ .69

     Quarter ended September 30, 1997
     Earnings per common share:
        Net income before extraordinary
          item                             $ 82,534       157,679       $ .53

     Effect of dilutive securities:
        Common stock options                                  885
        Contingently issuable common stock                    204

     EPS--assuming dilution:
        Net income before extraordinary
          item plus assumed conversions    $ 82,534       158,768       $ .52

                                            Income        Shares      Earnings
                                          (Numerator)  (Denominator)  Per Share
                                        (In thousands, except per share amounts)
     Nine months ended September 30, 1998
     Earnings per common share:
        Net income                         $189,569       158,110       $1.20

     Effect of dilutive securities:
        Common stock options                                  694
        Contingently issuable common
          stock                                               113

     EPS--assuming dilution:
        Net income plus assumed
          conversions                      $189,569       158,917       $1.20

     Nine months ended September 30, 1997
     Earnings per common share:
        Net income before extraordinary
        item                               $252,140       157,679       $1.60

     Effect of dilutive securities:
        Common stock options                                  931
        Contingently issuable common stock                    204

     EPS--assuming dilution:
        Net income before extraordinary
          item plus assumed conversions    $252,140       158,814       $1.59


                                            Income        Shares      Earnings
                                          (Numerator)  (Denominator)  Per Share
                                        (In thousands, except per share amounts)
     Twelve months ended September 30, 1998
     Earnings per common share:
        Net income                         $300,067       158,007       $1.90

     Effect of dilutive securitie
        Common stock options                                  757
        Contingently issuable common stock                    136

     EPS--assuming dilution:
        Net income plus assumed
          conversions                      $300,067       158,900       $1.90

     Twelve months ended September 30, 1997
     Earnings per common share:
        Net income before extraordinary item
          and costs of reacquisition of
          preferred stock of subsidiary    $322,726       157,679       $2.04

     Effect of dilutive securities:
        Common stock options                                  945
        Contingently issuable common stock                    232

     EPS--assuming dilution:
        Net income before extraordinary
          item plus assumed conversions    $322,726       158,856       $2.03

         The after-tax impact of the extraordinary item - equity share of windfall profits tax for the three, nine, and twelve months ended September 30, 1997, was $.69 for both basic and diluted earnings per share.

         Options to purchase shares of common stock that were excluded from the calculation of EPS--assuming dilution because the exercise prices of these options were greater than the average market price of the common shares during the period are summarized below:

                           Quarter                       Average
                            Ended                       Exercise
                         September 30     Shares          Price

                             1998         922,600        $37.51
                             1997          13,600         34.35

                         Nine Months                     Average
                            Ended                       Exercise
                         September 30     Shares          Price

                             1998         766,900        $37.72
                             1997           9,300         34.50

                         Twelve Months                   Average
                            Ended                       Exercise
                         September 30     Shares          Price

                             1998         574,100        $37.72
                             1997           8,500         34.39

Cinergy and PSI
14. In February 1989, PSI and WVPA entered into a settlement agreement to resolve all claims related to Marble Hill, a nuclear project canceled in 1984. Implementation of the settlement was contingent upon a number of events, including the conclusion of WVPA's bankruptcy proceeding, negotiation of certain terms and conditions with WVPA, the RUS, and the CFC, and certain regulatory approvals. In December 1996, following the resolution of issues associated with WVPA's bankruptcy proceeding, PSI, on behalf of itself and its officers, paid $80 million on behalf of WVPA to the RUS and the CFC. The $80 million obligation, net of insurance proceeds, other credits, and applicable income tax effects, was charged to income in 1988. In January 1997, an order dismissing the WVPA litigation against PSI and its officers with prejudice was entered by the United States District Court for the Southern District of Indiana and final negotiations to implement the settlement agreement were begun with WVPA, the RUS, and the CFC. An agreement on all matters has been reached with the parties. As a result, PSI recorded a liability to the RUS and the CFC. PSI will repay the obligation to the RUS with interest over a 35-year term. A lump sum payment was made to the CFC in 1998, in full satisfaction of PSI's obligation to the CFC. PSI will use the net proceeds from a 35-year power sales agreement with WVPA to fund the principal and interest on the obligation to the RUS. Assumption of the liability (recorded as long-term debt in the Consolidated Balance Sheet) resulted in a charge against second quarter earnings of $80 million ($50 million after tax or $.32 per share basic and diluted).

Cinergy
15. The Company's Midlands subsidiary (of which the Company owns 50%) has a 40% ownership interest in a 586 MW power project in Pakistan (Uch project or Uch) which was originally scheduled to begin commercial operation in late 1998. The Pakistani government-owned utility has issued a notice of intent to terminate certain key project agreements relative to the Uch project. The notice asserts that various forms of corruption were involved in the original granting of the agreements to the Uch investors by a predecessor government. The Company believes that this notice is similar to notices received by a number of other independent power projects in Pakistan.

     The Uch investors, including a subsidiary of Midlands, strongly deny the allegations and are pursuing all available legal options to enforce their contractual rights under the project agreements. Physical construction of the project is substantially complete; however, commissioning, which management believes could be completed within a 60- 90 day period, has been delayed as a result of the above situation. The Uch investors continue to explore remedies to the situation with officials of the Pakistani government and are working with the project's lenders to ensure their continued support to the project.

     Arising from the delay of the completion of the plant, the project turnkey contractor has given notice of its desire to invoke dispute resolution procedures (under the terms of the turnkey contract) in relation to a claim for additional costs arising from the failure of the project to provide fuel gas and interconnection facilities. Uch Power Limited denies that it is liable for any additional costs arising from this delay and will defend itself against the claim.

     Through its 50% ownership of Midlands, the Company's current investment in the Uch project is approximately $32 million. In addition, project lenders could require investors to make additional capital contributions to the project under certain conditions. The Company's share of these additional contributions is approximately $12 million. At the present time, the Company cannot predict the ultimate outcome of this matter.

Cinergy and PSI

16. As discussed in the 1997 Form 10-K, PSI filed a petition with the FERC for recovery, through the fuel adjustment clause, of the wholesale jurisdictional portion of the costs resulting from the Exxon contract buyout. During July 1998, the FERC accepted PSI's request to recover these buyout costs from its wholesale customers for the period August 1996 through December 2002.

17. As discussed in the 1997 Form 10-K, PSI agreed to begin pre-funding its obligations for postretirement benefits other than pensions in connection with the settlement which resulted in the February 1995 Order. Implementation of pre-funding was subject to negotiations with the UCC and approval by the IURC.

     In October 1998, the IURC approved a settlement agreement between PSI and the UCC authorizing three optional funding alternatives.

18. As discussed in the 1997 Form 10-K, PSI and Dynegy (formerly Destec) entered into a 25-year contractual agreement for the provision of coal gasification services in November 1995. The agreement requires PSI to pay Dynegy a base monthly fee including certain monthly operating expenses. PSI received authorization in the September 1996 Order for the inclusion of these costs in retail rates. In addition, PSI received authorization to defer, for subsequent recovery in retail rates, the base monthly fees and expenses incurred prior to the effective date of the September 1996 Order. Over the next five years, the base monthly fees and expenses for the coal gasification service agreement are expected to total $201 million.

     During the third quarter of 1998, PSI reached an agreement with Dynegy to purchase the remainder of its 25-year contract for coal gasification services for $265.7 million. The proposed purchase, which is contingent upon regulatory approval, is expected to be completed in 1999. PSI will investigate financing alternatives. The transaction, if approved as proposed, is not expected to have a material impact on PSI's earnings.

     Due to the competition within the natural gas market, natural gas prices have fallen to a level that has made the current gasification services agreement uneconomical for PSI and its customers. Under the current proposal, the gasification service costs would be replaced by lower natural gas costs. In nominal dollars, it is estimated that the total savings, primarily as a result of the purchase, would be approximately $275 million over the life of the original contract.

Cinergy, CG&E, and ULH&P
19. As more fully discussed in the 1997 Form 10-K, Cinergy made a filing with the SEC in February 1998, setting forth its rationale supporting retention of CG&E's and ULH&P's gas operations. As part of its order approving the merger, the SEC had previously reserved judgment over Cinergy's ownership of CG&E's and ULH&P's gas operations, pending a determination of the amount of increased operating costs that would result from the gas operations being divested and operated on a stand- alone basis.

     On November 2, 1998, the SEC issued an order unconditionally approving Cinergy's retention of CG&E's and its subsidiaries', including ULH&P's, gas businesses. The order was issued based on the SEC's finding that a divestiture of CG&E's and its subsidiaries', including ULH&P's, gas businesses would likely result in increased expenses and the potential loss of competitive advantages.

Cinergy
20. On November 3, 1998, Cinergy Global Resources issued and sold $150 million of its 6.20% Debentures due 2008. The debentures are unconditionally guaranteed as to the payment of principal and interest by Cinergy. In addition, payment of principal of and interest on the debentures is also insured by a financial guaranty insurance policy. A portion of the proceeds from the sale was used to repay approximately $115 million of short-term indebtedness and the remainder will be used for the acquisition and development of additional energy-related assets.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION Matters discussed in this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" reflect and elucidate Cinergy's corporate vision of the future and, as a part of that, outline goals and aspirations, as well as specific projections. These goals and projections are considered forward-looking statements and are based on management's beliefs, as well as certain assumptions made by management. In addition to any assumptions and other factors that are referred to specifically in connection with these statements, other factors that could cause actual results to differ materially from those indicated in any forward- looking statements include, among others: factors generally affecting utility operations--such as unusual weather conditions, unusual maintenance or repairs, or unanticipated changes in fuel costs; increased competition in the electric and gas utility environment; regulatory factors, including the failure to obtain anticipated regulatory approvals; changes in accounting principles or policies; adverse economic conditions; changing market conditions; availability or cost of capital; employee workforce factors; costs and effects of legal and administrative proceedings; changes in legislative requirements; and other risks. The SEC's rules do not require forward-looking statements to be revised or updated, and Cinergy does not intend to do so.

FINANCIAL CONDITION

Recent Developments

Cinergy
Acquisitions In June 1998, through CC&T, Cinergy acquired ProEnergy from Apache and Oryx. ProEnergy has had and will continue to have exclusive marketing rights to North American gas production owned or controlled by Apache and Oryx, which represents approximately 1.1 Bcf per day of dedicated natural gas supply. These supplies, combined with the active marketing of third party gas, are geographically diverse and are spread through the Southwest, Rocky Mountains, Gulf Coast, Gulf of Mexico, and Michigan. The acquisition was funded with cash and by the issuance of 771,258 new shares of Cinergy common stock.

In June 1998, a subsidiary of Cinergy Global Power acquired Moravske, a 410 MW district heating plant in the Czech Republic. In addition, in September 1998, a subsidiary of Cinergy Global Power acquired a 406 MW district heating plant in the city of Plzen, Czech Republic.

The purchase prices for these acquisitions were not material to Cinergy's financial condition or results of operations.

Competitive Pressures

Cinergy, CG&E, PSI, and ULH&P
Federal Developments As discussed in the 1997 Form 10-K, Cinergy collaborated with other Midwestern utility companies to form the Midwest ISO. During the third quarter of 1998, the FERC approved the formation of the Midwest ISO.

Cinergy, CG&E, and ULH&P
State Developments As discussed in the 1997 Form 10-K, comprehensive electric restructuring legislation was introduced in the Ohio legislature during 1998. This legislation, SB 237 and HB 732, "companion" electric restructuring bills, proposes to afford choice to all retail electric customers in Ohio beginning January 1, 2000. Legislative hearings on these bills occurred in the spring and summer. In addition, legislation to provide for securitization of transition costs through issuance of rate reduction bonds has been pending in Ohio since 1997. It is uncertain whether these pieces of legislation will be passed in Ohio in 1998. During the third quarter of 1998, Ohio's IOUs, including CG&E, released a draft bill that sets forth the utilities' approach to comprehensive electric restructuring in Ohio. Under the IOUs' proposal, choice to all retail electric customers would be introduced by January 1, 2001, rates would be frozen during a five-year transition period, low income protections would be maintained, and a fixed charge for certain government approved transition costs would be imposed (and costs could be securitized if rates are not increased). Both this proposal and SB 237/HB 732 are being studied by a legislative working group that was convened in September 1998. It is uncertain at this time whether the IOUs' proposal will be introduced in Ohio's General Assembly, or, if introduced, whether it will be passed and signed into law.

As also discussed in the 1997 Form 10-K, HB 443 was introduced into the Kentucky General Assembly in January 1998. HB 443 was not brought to a vote during the 1998 legislative session. Rather, HJR 95, which calls for the formation of an executive task force comprised of members from the Governor's office and the Kentucky General Assembly to further study electric restructuring, was passed by the Kentucky General Assembly, and was signed by the Governor during April 1998. Task force members will study electric restructuring in anticipation of the next legislative session, which occurs in January 2000.

Regulatory Matters

Cinergy, CG&E, and ULH&P Potential Divestiture of Gas Operations See Note 19 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy and PSI Coal Contract Buyout Costs See Note 16 of the "Notes to Financial Statements" in "Part I. Financial Information."

Environmental Issues

Cinergy, CG&E, and PSI
Ambient Air Standards As discussed in the 1997 Form 10-K, during 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter. The EPA has also proposed, but not finalized, new rules for regional haze. The United States Congress, as part of the funding bill for the Surface Transportation Act, combined the schedules for fine particulates and regional haze implementation. The impact of the particulate standards and regional haze rules cannot be determined at this time.

In June 1998, 13 Midwestern and Southern states and numerous industry groups within those states, including Cinergy, filed comments in opposition to the EPA proposed NOx rules. These 13 states and utility commentors proposed alternative reduction strategies that would generally phase in NOx reductions by 65 percent by 2002-2004, would determine by 2002 if additional reductions are needed, and then implement necessary controls between 2005-2007. Commentors also generally opposed the EPA's 22 state trading program in favor of smaller and more flexible multi-state programs.

In September 1998, the EPA finalized its Ozone Transport Rule. It applies to 22 states in the eastern half of the United States, including the three states in which Cinergy operates, and also proposes a model NOx trading program. This rule recommends that states reduce utility NOx emissions by approximately 85% from 1990 levels by 2003. The affected states have until September 24, 1999, to incorporate utility NOx reductions into their SIPs. It is anticipated that this new rule will be heavily litigated by the affected states, industry, and other stakeholders. Cinergy's initial estimate for compliance with the new Ozone Transport Rule is $500-$600 million in capital expenditures between now and 2003.

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

MGP Sites See Note 11 of the "Notes to Financial Statements" in "Part I. Financial Information."

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P New Accounting Standards See Note 12 of the "Notes to Financial Statements" in "Part I. Financial Information."

Market Risk Sensitive Instruments and Positions

Cinergy, CG&E, PSI, and ULH&P
The following discussions about Cinergy's market risk sensitive instruments and positions and risk management activities include forward-looking information and statements that involve risks and uncertainties. The forward- looking information and statements presented are only estimates of what may occur in the future, assuming certain adverse market conditions, due to their dependence on model characteristics and assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, rather they merely present indications of reasonably possible losses.

Cinergy, CG&E, and PSI
Energy Commodities Sensitivity The Company markets and trades over-the-counter forward and option contracts for the purchase and sale of electricity. The Company also trades exchange-traded futures contracts. See Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments.

During a few days late in the second quarter, wholesale electric power markets in the Midwest exhibited unprecedented price volatility due to several market factors, including an extended period of unseasonably hot weather, scheduled and unplanned generating unit outages, transmission constraints, and defaults by certain power marketers on their supply obligations. The simultaneous culmination of these events resulted in temporary but extreme price spikes in the hourly and daily markets and very little trading liquidity and price transparency in the term markets. During this period of extreme price volatility and trading illiquidity, Cinergy's power marketing and trading function maintained its ability to provide the physical delivery of power to fulfill its contractual obligations. The daily value-at-risk as of September 30, 1998, was less than 3% of Cinergy's "Income Before Taxes" for the twelve months then ended. The value-at-risk model utilizes a 95% confidence interval and uses the variance-covariance statistical modeling technique and historical volatilities and correlations over the past 200 day period. The estimated market prices used to value these transactions for value-at-risk purposes reflect the use of established pricing models and various factors, including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials. The variables used for value-at-risk purposes at September 30, 1998, reflect the impacts of the events which transpired in the Midwestern electric power markets during late June 1998.

Cinergy provides reserves as required for the potential unrealized losses in the fair value of its portfolio of open forward and option contract positions and potential unrealized losses due to nonperformance of certain counterparties pursuant to contractual supply obligations. Due to the basic lack of liquidity, price transparency, and extreme price volatility currently experienced in the electric power markets, significant assumptions regarding estimated market prices and potential counterparty credit risk must be made by the Company for the purposes of providing appropriate reserves. It is possible that actual realized results from the Company's power marketing and trading activities could differ substantially from those currently estimated.

As of September 30, 1998, approximately 69% of Cinergy's power marketing and trading activity represents commitments with 10 counterparties. The majority of these contracts are for terms of one year or less. The temporary but extreme price volatility and trading illiquidity exhibited in the Midwestern electric power markets late in the second quarter resulted in a few power marketers defaulting on contractual supply obligations and industry-wide uncertainty as to whether others will be able to fulfill existing contractual supply obligations for future delivery of electricity. As of September 30, 1998, Cinergy believes it has adequately reserved for credit exposure relating to its portfolio of existing contracts.

Cinergy remains committed to being a long-term participant in the evolving competitive wholesale electric power market and will continue to manage its power marketing and trading portfolio to maximize its existing value while creating additional value. The New York Mercantile Exchange electricity futures contracts for delivery into Cinergy's transmission grid, which started trading on July 10, 1998, should provide additional liquidity and greater price transparency, as well as additional risk management capabilities in Cinergy's core service territory and trading region. Cinergy continues to review and enhance its current risk management practices to ensure their responsiveness to evolving and changing market and business conditions. In addition, efforts are ongoing to develop and enhance systems to improve the timeliness and quality of market and credit risk information.

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

CAPITAL RESOURCES AND REQUIREMENTS

Cinergy, CG&E, PSI, and ULH&P Long-term Debt For information regarding recent issuances and redemptions of long-term debt securities, see Notes 2, 3, 4, 5, 6, 7, 8, and 20 of the "Notes to Financial Statements" in "Part I. Financial Information."

On October  14,  1998,  PSI issued a  promissory  note to the RUS  (recorded  as long-term debt in the consolidated balance sheet) in the amount of $86.4 million. For information concerning the WVPA settlement, see Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information." This issuance effectively reduces PSI's remaining authority for long-term debt issuances to $40.6 million. In October 1998, PSI filed with the IURC for state regulatory authority for long-term debt issuances of $400 million.

CG&E's remaining state regulatory authority for long-term debt issuances expired in June 1998. CG&E is currently in the process of filing an application with the PUCO requesting authorization to issue additional long-term debt.

On August 21, 1998, the SEC issued an order permitting Cinergy to issue and sell from time to time unsecured debt securities in an aggregate principal amount not to exceed $400 million outstanding at any time.

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt Obligations representing notes payable and other short-term obligations (excluding notes payable to affiliated companies) at September 30, 1998, were as follows:

Cinergy

                                  Established
                                     Lines         Outstanding
                                         (in millions)
Cinergy
  Committed lines
    Acquisition line                $  350          $  350
    Revolving line                     600              -
  Commercial paper                      -              301
  Uncommitted line                      45              82*
Utility subsidiaries
  Committed lines                      300              -
  Uncommitted lines                    360              81
  Pollution control notes              266             266
Non-utility subsidiaries               125             105
                                    ------          ------

Total                               $2,046          $1,185

CG&E

                                  Established
                                     Lines         Outstanding
                                         (in millions)

Committed lines                      $100             $ -
Uncommitted lines                     190               46
Pollution control notes               184              184
                                     ----             ----

Total                                $474             $230

PSI
                                  Established
                                     Lines         Outstanding
                                         (in millions)

Committed lines                      $200             $ -
Uncommitted lines                     170               35
Pollution control notes                82               82
                                     ----             ----

Total                                $452             $117

* Excess over Established Line represents amount sold by dealers to other investors.

Cinergy, CG&E, and PSI
Cinergy's committed lines are comprised of an acquisition line and a revolving line. The established revolving line (as shown in the above table) also provides credit support for Cinergy's commercial paper program. During July 1998, the commercial paper program was increased to a maximum principal amount of $400 million. This increase is supported by an additional revolving line of $200 million, which was also established in July 1998. Approximately half of the proceeds from the commercial paper sales were used to reduce the acquisition line to the quarter-end level of $350 million. CG&E and PSI also have the capacity to issue commercial paper that must be supported by committed lines of the respective company. Neither CG&E nor PSI issued commercial paper during the third quarter of 1998.

Cinergy, CG&E, PSI, and ULH&P
Cinergy's utility subsidiaries had regulatory authority to borrow up to $853 million ($453 million for CG&E and its subsidiaries, including $50 million for ULH&P, and $400 million for PSI) as of September 30, 1998. Regulatory authority for CG&E and PSI excludes the Pollution Control Notes, which are considered long-term debt for regulatory purposes. In connection with this authority, committed lines, as well as uncommitted lines, have been arranged. The established committed lines (as shown in the above table) include $81 million designated as backup for certain of the uncommitted lines at September 30, 1998. Further, the committed lines are maintained by commitment fees.

Cinergy, CG&E, PSI, and ULH&P
Year 2000 The Year 2000 issue generally exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures, which could materially affect Cinergy's financial condition or results of operations.

Cinergy has established a centrally-managed, company-wide initiative to identify, evaluate, and address Year 2000 issues. Cinergy's Year 2000 efforts, which began in the fourth quarter of 1996, are all encompassing and include its generation, transmission, and distribution systems and related infrastructure. Also within the scope of this initiative are operational and financial IT systems and applications, end-user computing resources, and building systems, such as security, elevator, and heating and cooling systems. In addition, the project includes a review of the Year 2000 readiness efforts of Cinergy's key suppliers and customers and other principal business partners, and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. Further, the scope of the Year 2000 project includes communications with regulatory agencies and the inclusion of Year 2000 concerns as a regular part of the due diligence process in any new business venture. While this initiative is broad in scope, it has been structured to identify and prioritize efforts for mission critical systems, electric and gas systems and services, and key business partners.

Under its current Year 2000 plan, Cinergy has established a target date of June 30, 1999, for the remediation and testing of its generation, transmission, and distribution systems (gas and electric). One example of Cinergy's remediation and testing efforts is the current operation of some of its generating units with post Year 2000 dates. Cinergy cannot guarantee that third parties on whom it depends for essential goods and services (those where the interruption of the supply of such goods and services could lead to issues involving the safety of employees, customers, or the public, the continued reliable delivery of gas and/or electricity, the ability to comply with applicable laws or regulations, and revenues) will convert their critical systems and processes in a timely manner. Failure or delay by any of these third parties could significantly disrupt business. However, to address this issue, Cinergy has established a supplier compliance program, and is working with its key suppliers in an effort to minimize such risks. In addition, Cinergy is coordinating its findings and other issues with other utilities via EPRI's Year 2000 Embedded Systems Project and with the Year 2000 Readiness Assessment Program of the NERC, acting at the request of the U.S. Department of Energy.

In addition to the approximately $10 million in expenses incurred through September 30, 1998, for matters historically identified as Year 2000-related, Cinergy currently estimates that it will incur additional expenses of approximately $3 million through the completion of the program. Cinergy's progress to date ranges from 80% for IT systems to approximately 40% regarding assessment of critical vendors. The timing of expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Cinergy anticipates that a portion of its Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. Since its formation, Cinergy has incurred, and will continue to incur, significant capital improvement costs for IT systems. These costs related to planned system upgrades or replacements would have been required in the normal course of business and are not being incurred sooner than originally planned as a result of the Year 2000 issue.

Avon Energy has also undertaken activities to address Year 2000 issues. The estimated proportionate share of Avon Energy's incremental Year 2000 costs (costs which would not have been required in the normal course of business) that will flow through to Cinergy's earnings as a result of such activities is not expected to have a material impact on the financial condition or results of operations of Cinergy.

As part of the Year 2000 initiative, Cinergy is in the process of reviewing its existing contingency and business continuity plans to determine if any modifications are needed in light of the Year 2000 problem. Contingency planning to maintain and restore service in the event of natural and other disasters (including software and hardware-related problems) has been part of Cinergy's standard operation for many years, and Cinergy is working to leverage this experience in the review of existing plans to address Year 2000- related challenges. These reviews are expected to assess the potential for business disruption in various scenarios, including the most reasonably likely worst-case scenario, and to provide for key operational back-up, recovery, and restoration alternatives.

The above information is based on Cinergy's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third-party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third-party suppliers, and similar uncertainties.

The descriptions herein of the elements of Cinergy's Year 2000 efforts are forward-looking statements. Of necessity, this effort is based on estimates of assessment, remediation, testing, and contingency planning activities and dates for perceived problems not yet identified. There can be no assurances that actual results will not materially differ from expectations. The SEC's rules do not require forward-looking statements to be revised or updated, and Cinergy does not intend to do so.

Cinergy
Other Commitments Cinergy has issued performance and debt guarantees to numerous counterparties totaling approximately $421 million.

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

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

Cinergy and CG&E
Skinner Landfill Remediation

As discussed in the 1997 Form 10-K, CG&E was notified, in the first quarter of 1998, by the Allocator in a court-mandated ADR proceeding, that it had been identified as a PRP under CERCLA with respect to the Skinner Landfill Superfund Site, which is located approximately 15 miles north of Cincinnati, Ohio. In March 1997, the plaintiffs from the underlying CERCLA litigation brought suit in the U.S. District Court, against over 80 PRPs. In August 1997, the U.S. District Court entered an order staying the litigation and requiring all parties to engage in a non-binding, confidential ADR process. The Allocator, which has been given authority by the U.S. District Court to identify other parties that may be responsible for response costs, has informed CG&E that it was identified by a site owner, operator, or worker as one that had arranged for the disposal of waste at the landfill and has concluded that a reasonable basis exists for CG&E's participation in the ADR process.

In early October 1998, the Allocator issued a report which concluded that CG&E was responsible for $500 of clean-up costs related to the disposal of a small amount of utility poles, shop waste, tree mulch and light ballast. The total clean-up costs for the site are estimated to be $15 million. While the Allocator has not identified a responsible party for approximately 70% of the costs, CG&E does not expect any further allocations to substantially increase its share of the clean-up costs.

Cinergy, CG&E, and PSI

See Notes 11 and 15 of the "Notes to Financial Statements" in "Part I. Financial Information."

                            ITEM 5. OTHER INFORMATION

Cinergy and PSI
On October 28, 1998, the Company announced that Mary L. Schapiro has been appointed to Cinergy's board, effective January 1, 1999. Ms. Schapiro will fill the board vacancy resulting from the retirement of Van P. Smith. Mr. Smith has served on Cinergy's board since 1994 and has served on the PSI board since 1986.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits identified with a pound sign (#) are being filed herewith by the registrant identified in the exhibit discussion below and are incorporated herein by reference with respect to any other designated registrant. Exhibits not so identified are filed herewith:

         Exhibit
       Designation                        Nature of Exhibit

Cinergy
4-A Base Indenture dated as of October 15, 1998, between Cinergy Global Resources and The Fifth Third Bank as Trustee.

4-B First Supplemental Indenture dated as of October 15, 1998, between Cinergy Global Resources and The Fifth Third Bank as Trustee.

Cinergy, CG&E, and PSI
10-A #Second Amended and Restated Employment Agreement dated September 22, 1998, between Cinergy, Cinergy Services, Inc., CG&E, and PSI and James
        E. Rogers. (Exhibit to Cinergy's September 30, 1998, Form 10- Q in File No. 1-11377.)

Cinergy, CG&E, PSI, and ULH
27      Financial Data Schedules (included in electronic submission only)

(b) The following reports on Form 8-K were filed during the quarter and previously reported on Form 10-Q for the quarter ended June 30, 1998.

  Date of Report                            Item Filed

Cinergy
        July 15, 1998       Item 5.  Other Events
                            Item 7.  Financial Statements and Exhibits

CG&E
        July 15, 1998       Item 5.  Other Events

  PSI
        July 15, 1998       Item 5.  Other Events

                                   SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy, CG&E, PSI, and ULH&P believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy, CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include normal, recurring adjustments and those adjustments discussed in Notes 9 and 14 of the "Notes to Financial Statements" in "Part I. Financial Information") necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

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

                                                    CINERGY CORP.
                                          THE CINCINNATI GAS & ELECTRIC COMPANY
                                                    PSI ENERGY, INC.
                                         THE UNION LIGHT, HEAT AND POWER COMPANY
                                                      Registrants






Date:  November 12, 1998                        /s/John P. Steffen
                                        --------------------------------------
                                                  John P. Steffen
                                              Duly Authorized Officer
                                                       and
                                              Chief Accounting Officer