Form 10-K
period 1998-12-31
CINERGY CORP
filed 1999-03-08
CIK 899652

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

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

                                                       Name of each exchange
     Registrant            Title of each class          on which registered

Cinergy Corp.           Common Stock                   New York Stock Exchange

The Cincinnati Gas      Cumulative Preferred Stock     New York Stock Exchange
  & Electric Company      4%
                        Junior Subordinated            New York Stock Exchange
                          Debentures 8.28%

PSI Energy, Inc.        Cumulative Preferred Stock     New York Stock Exchange
                          4.32%, 4.16%, 6 7/8%

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

As of January 31, 1999, the aggregate market value of the voting and nonvoting common equity of Cinergy Corp. held by nonaffiliates was $4.9 billion.

Cinergy Corp. is the sole owner of the Common Stock of each of PSI Energy, Inc. and The Cincinnati Gas & Electric Company. The Union Light, Heat and Power Company's Common Stock is wholly owned by The Cincinnati Gas & Electric Company.

As of January 31, 1999, shares of Common Stock outstanding for each registrant were as listed:

                              Company                                  Shares
Cinergy  Corp.,  par  value  $.01 per share                          158,681,157
The Cincinnati Gas & Electric Company, par value $8.50 per share 89,663,086 PSI Energy, Inc., without par value, stated value $.01 per share 53,913,701 The Union Light, Heat and Power Company, par value $15.00 per share 585,333

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Cinergy Corp. dated March 15, 1999, and the Information Statement of PSI Energy, Inc. dated March 22, 1999, are incorporated by reference into Part III of this report.

This combined Form 10-K is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS
 Item                                                                  Page
Number                                                                Number

                                     PART I
  1      Business
           Organization . . . . . . . . . . . . . . . . . . . . . .       4
           ECBU . . . . . . . . . . . . . . . . . . . . . . . . . .       5
           EDBU . . . . . . . . . . . . . . . . . . . . . . . . . .       6
           ESBU . . . . . . . . . . . . . . . . . . . . . . . . . .       7
           IBU. . . . . . . . . . . . . . . . . . . . . . . . . . .       8
           Regulation . . . . . . . . . . . . . . . . . . . . . . .       9
           Competitive Pressures, Capital Resources, and
             Year 2000. . . . . . . . . . . . . . . . . . . . . . .      10
           Employees. . . . . . . . . . . . . . . . . . . . . . . .      10
  2      Properties . . . . . . . . . . . . . . . . . . . . . . . .      11
           ECBU . . . . . . . . . . . . . . . . . . . . . . . . . .      11
           EDBU . . . . . . . . . . . . . . . . . . . . . . . . . .      12
           IBU. . . . . . . . . . . . . . . . . . . . . . . . . . .      12
  3      Legal Proceedings
           Manufactured Gas Plant Claims. . . . . . . . . . . . . .      13
           United Scrap Lead Site . . . . . . . . . . . . . . . . .      13
  4      Submission of Matters to a Vote of Security Holders. . . .      13
         Executive Officers of the Registrants. . . . . . . . . . .      14

                                     PART II

  5      Market for Registrant's Common Equity
           and Related Stockholder Matters. . . . . . . . . . . . .      19
  6      Selected Financial Data. . . . . . . . . . . . . . . . . .      19
  7      Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . .      21
  7A     Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . . .      47
         Index to Financial Statements and Financial Statement
           Schedules. . . . . . . . . . . . . . . . . . . . . . . .      48
  8      Financial Statements and Supplementary Data. . . . . . . .      49
  9      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . .     130

                                    PART III

 10      Directors and Executive Officers of the Registrants. . . .     130
 11      Executive Compensation . . . . . . . . . . . . . . . . . .     131
 12      Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .     143
 13      Certain Relationships and Related Transactions . . . . . .     144

                                     PART IV

 14      Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K
             Financial Statements and Schedules . . . . . . . . . .     144
             Reports on Form 8-K. . . . . . . . . . . . . . . . . .     144
             Exhibits . . . . . . . . . . . . . . . . . . . . . . .     144
         Signatures . . . . . . . . . . . . . . . . . . . . . . . .     159

                                     PART I

                                ITEM 1. BUSINESS

ORGANIZATION

Cinergy, CG&E, PSI, and ULH&P

Cinergy Corp., a Delaware corporation ("Cinergy" or "Company"), is a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"). Cinergy was created in the October 1994 merger of The Cincinnati Gas & Electric Company ("CG&E") and PSI Resources, Inc. Cinergy is the parent holding company of PSI Energy, Inc. ("PSI"), CG&E, Cinergy Investments, Inc. ("Investments"), Cinergy Global Resources, Inc. ("Global Resources"), and Cinergy Services, Inc. ("Services").

PSI, an Indiana corporation, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. It serves an estimated population of 2.1 million people located in 69 of the state's 92 counties including the cities of Bloomington, Columbus, Kokomo, Lafayette, New Albany, and Terre Haute.

CG&E, an Ohio corporation, is a combination electric and gas public utility company. It has five wholly-owned utility subsidiaries as follows: The Union Light, Heat and Power Company, a Kentucky corporation ("ULH&P"); Miami Power Corporation, an Indiana corporation; The West Harrison Gas and Electric Company, an Indiana corporation; KO Transmission Company, a Kentucky corporation ("KO Transmission"); and Lawrenceburg Gas Company, an Indiana corporation. In addition, CG&E has one wholly-owned non-utility subsidiary, Tri-State Improvement Company, an Ohio corporation.

CG&E and its utility subsidiaries are engaged in the production, transmission, distribution, and sale of electric energy and/or the sale and transportation of natural gas in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. The area served with electricity, gas, or both covers approximately 3,200 square miles, has an estimated population of 2.0 million people, and includes the cities of Cincinnati and Middletown in Ohio, Covington and Newport in Kentucky, and Lawrenceburg in Indiana.

ULH&P is engaged in the transmission, distribution, and sale of electric energy and the sale and transportation of natural gas in northern Kentucky. The area served with electricity, gas, or both covers approximately 500 square miles, has an estimated population of 322,000 people, and includes the cities of Covington and Newport in Kentucky.

Investments holds virtually all of Cinergy's domestic non-utility businesses and interests. Global Resources, formed in 1998, principally holds Cinergy's international businesses and certain other interests. Services is a service company for the Cinergy system, providing member companies with a variety of administrative, management, and support services.

Cinergy conducts its operations through various subsidiaries and affiliates. The Company is functionally organized into four business units through which many of its activities are conducted: Energy Commodities Business Unit ("ECBU"), Energy Delivery Business Unit ("EDBU"), Energy Services Business Unit ("ESBU"), and the International Business Unit ("IBU"). The traditional, vertically-integrated utility functions have been realigned into the ECBU, EDBU, and ESBU. Each business unit and its responsibilities as of December 31, 1998, is described in detail below. As the industry continues its evolution, Cinergy will continually analyze its operating structure and make adjustments as appropriate. In early 1999, certain organizational changes were begun to further align the business units to reflect Cinergy's strategic vision. Reference is made to Note 15 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a discussion on financial information by business unit as of December 31, 1998.

ECBU

Cinergy, CG&E, and PSI

The ECBU operates and maintains the majority of Cinergy's domestic generating assets which are owned by CG&E and PSI and located in Ohio, Indiana, and Kentucky. These generating plants are mostly coal-fired and have the capacity to generate approximately 11,000 megawatts ("MW") of electricity. (Reference is made to "Item 2. Properties" for a discussion on these generating sites.) The ECBU produces energy for CG&E, PSI, and ULH&P native load customers.

The ECBU is also involved in energy risk management, wholesale energy marketing and trading, and financial restructuring services. Wholesale energy marketing and trading operations are conducted through CG&E and PSI, as well as through Cinergy Capital & Trading, Inc. ("CC&T"), a subsidiary of Investments, and its subsidiaries. In 1998, CC&T acquired Producers Energy Marketing, LLC, a natural gas marketing and trading operation. In 1997, CC&T acquired Greenwich Energy Partners, which specializes in energy risk management, marketing, and proprietary arbitrage. For information on the risks associated with these activities see "Market Risk Sensitive Instruments and Positions" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Fuel Supply

Cinergy, CG&E, and PSI

Approximately 27 million tons of coal are purchased annually for use by CG&E and PSI. The majority of the coal required is obtained through long-term coal supply agreements, with the remaining requirements purchased on the spot market and through short-term supply agreements. The coal delivered under these agreements is primarily from mines located in West Virginia, Ohio, Kentucky, and Pennsylvania for CG&E, and Indiana, Illinois, Pennsylvania, and West Virginia for PSI.

Alternative sources of fuel are monitored to assure a continuing availability of economical fuel supplies. Cinergy's practice of purchasing a portion of its coal requirements on the spot market and the continued investigation of the least-cost coal options in connection with its compliance with the Clean Air Act Amendments of 1990 will be maintained. (See the information appearing under the caption "Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

It is believed that sufficient coal can be obtained to meet the future generating requirements of CG&E and PSI. However, the ability to predict the extent to which coal availability and price may ultimately be affected by future environmental requirements is uncertain.

Gas Supply

Cinergy, CG&E, and ULH&P

The purchase of natural gas by CG&E and its subsidiaries is coordinated by the ECBU. The EDBU is responsible for the subsequent delivery of such gas to native load customers. In 1998, 45% of the natural gas supply was purchased from firm supply agreements, with remaining volumes purchased in the spot market. These firm contracts feature dual levels of gas supply: base load for continuous supply to meet its core requirements, and "swing" load, which is gas available on a daily basis to accommodate changes in demand. Reservation charges are paid for firm-base and swing supplies. These charges guarantee delivery from the supplier during extreme weather.

As the trend of customers purchasing gas directly from gas marketers (suppliers) and using CG&E and its subsidiaries' facilities for transportation increases, the companies seek to minimize contract commitment costs to firm suppliers, and minimize the amount of reservation charges paid to suppliers for firm supply. Accordingly, it is anticipated that not more than 50% of the gas supply will be purchased from firm supply agreements in 1999. (Refer to the information appearing under the caption "Customer Choice" in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of CG&E's gas customer-choice program.)

Gas purchased is transported on interstate pipelines either directly to the distribution systems, or it is injected into pipeline storage facilities for withdrawal and delivery in the future. The majority of the gas supplies originates from the Gulf of Mexico coastal area of Texas and Louisiana. In addition, limited supplies originate from the Appalachian region and the mid-continent (Arkansas - Oklahoma) basin, and from methane gas recovered from an Ohio landfill. Over the long term, natural gas is expected to retain its price competitiveness with alternative fuels. However, weather conditions, supply, demand, and storage inventories can cause significant price fluctuations.

Environmental Matters

Cinergy, CG&E, and PSI

The coal-fired generation of the utility subsidiaries faces potential restrictions on carbon dioxide and nitrogen oxide ("NOx") emissions. Proposed NOx limits could require capital costs currently estimated at approximately $38 million for 1999, and $500 million to $700 million (in 1998 dollars) between now and 2003.

For additional information, see "Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

EDBU

Cinergy, CG&E, PSI, and ULH&P

The EDBU is  comprised  of  Cinergy's  domestic  transmission  and  distribution operations. Through the EDBU they plan, design, build, operate, and maintain wire and pipe systems on behalf of Cinergy's domestic utility companies designed to deliver energy commodities to customers. Approximately 45,000 circuit miles of electric lines were operated to provide regulated transmission and distribution service to 1.4 million customers as of December 31, 1998, and approximately 7,000 miles of gas mains and service lines were operated to provide regulated distribution service to approximately 470,000 customers at the end of 1998. (Reference is made to "Item 2. Properties" for a discussion on the transmission and distribution lines that Cinergy owns through its regulated subsidiaries.) The EDBU provides transmission and distribution services to the ESBU on behalf of CG&E, PSI, and ULH&P for delivery of gas and electricity to the end-use customer.

Electric Operations

Cinergy, CG&E, PSI, and ULH&P

The EDBU, through Cinergy's domestic utility subsidiaries, as well as other non-affiliated utilities in an eight-state region, participates in the East Central Area Reliability Coordination Agreement ("ECAR Agreement"). The ECAR Agreement coordinates the planning and operation of generating and transmission facilities, which provides for maximum reliability of regional bulk power supply. (Refer to the information appearing under the caption "Midwest ISO" in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Cinergy's involvement in a coalition for operation of a regional transmission system.)

In addition to an intercompany tie between CG&E's and PSI's electric systems, Cinergy's electric system is interconnected with the electric systems of Indiana Michigan Power Company, Columbus Southern Power Company ("CSP"), Ohio Power Company (all doing business as American Electric Power Company, Inc.), Central Illinois Public Service Company (doing business as Ameren Corp.), Kentucky Utilities Company and Louisville Gas & Electric Company (both doing business as LG&E Energy Corp.), East Kentucky Power Cooperative, Inc., Hoosier Energy Rural Electric Cooperative, Inc., Indianapolis Power and Light Company, Northern Indiana Public Service Company, Southern Indiana Gas and Electric Company, The Dayton Power and Light Company ("DP&L"), and Ohio Valley Electric Corporation.

Cinergy, CG&E, and PSI

CG&E, CSP, and DP&L have constructed electric generating units and related transmission facilities on varying common ownership bases. PSI has a power supply relationship with Wabash Valley Power Association, Inc. ("WVPA") and Indiana Municipal Power Agency ("IMPA") through power coordination agreements. WVPA and IMPA are also parties with PSI to a joint transmission and local facilities agreement. (Refer to Note 13 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a discussion on CG&E's and PSI's jointly owned plants.)

Cinergy, CG&E, and ULH&P

ULH&P  does  not  own  or  operate  any  electric  generating  facilities.   Its
requirements for electric energy are purchased primarily from CG&E at rates regulated by the Federal Energy Regulatory Commission ("FERC").

Other Activities of the EDBU

Cinergy

Various Cinergy subsidiaries, through the EDBU, are entering non-regulated businesses related to its core business. These businesses include: locating and constructing underground facilities; constructing and owning telecommunications infrastructure; and engineering, procuring, constructing, operating, and maintaining electric and gas equipment for others.

ESBU

Cinergy, CG&E, PSI, and ULH&P

The ESBU is responsible for Cinergy's relationships with retail customers, including gas and electric sales and marketing to both native load and other retail customers, meter reading, order completion, billing, credit collection services, and account problem solving.

Customer, Sales Territory, and Revenue Data

Cinergy, CG&E, PSI, and ULH&P

The percent of operating revenues derived from the sale of electricity and the sale and transportation of natural gas for each registrant for the years ended December 31 are as follows:

                                           Operating Revenues
Registrant                       1998             1997             1996
                             Electric  Gas    Electric  Gas    Electric  Gas
Cinergy and subsidiaries        81%    18%       88%    11%       85%    14%
CG&E and subsidiaries           86%    14%       80%    20%       76%    24%
PSI                            100%    n/a      100%    n/a      100%    n/a
ULH&P                           74%    26%       71%    29%       71%    29%

Regulated operations are conducted through Cinergy's regulated subsidiaries. The service territory of CG&E and its utility subsidiaries, including ULH&P, is heavily populated and characterized by a stable residential customer base and a diverse mix of industrial customers. The area served by PSI is a residential, agricultural, and widely diversified industrial territory. No one customer accounts for more than 10% of operating revenues for PSI, 10% of electric or gas operating revenues for CG&E and its utility subsidiaries, or 10% of electric or gas operating revenues for ULH&P.

Electric sales are seasonal, due to increased electricity usage for heating during the winter and air conditioning during the summer. Electricity usage peaks during the summer. Gas sales are also seasonal, with winter being the peak time period due to heating during the cold months.

Other Activities of the ESBU

Cinergy

The ESBU, through various non-regulated subsidiaries and joint ventures, is responsible for the development and marketing of products and services to meet retail customers' needs. These products and services include: retail marketing of natural gas and electricity; energy-related asset management services to commercial and industrial customers; energy management and consulting services to commercial customers that operate retail facilities; bundled billing services for residential and small business customers; and telecommunications services. The ESBU, through various non-regulated companies, also invests in the development of thermal and chilled water energy facilities through joint venture arrangements with Trigen Energy Corporation.

IBU

Cinergy

The IBU manages Cinergy's direct and indirect international business holdings through Global Resources and its subsidiaries in more than ten countries.

Cinergy, through a subsidiary of Global Resources, along with GPU, Inc. formed a 50%/50% joint venture, Avon Energy Partners Holdings ("Avon Energy"), and acquired Midlands Electricity plc ("Midlands") in June 1996. Midlands primarily distributes and supplies electricity to over 2.2 million industrial, commercial, and residential customers in the United Kingdom ("UK"). In addition, Midlands, together with its subsidiaries, generates power, supplies natural gas to retail customers, and performs electrical contracting services. In November 1998, Midlands entered into an agreement, which is subject to governmental and regulatory approvals, to sell its power supply business to National Power PLC. (See Note 10 of the "Notes to Financial Statements" in "Item 8.
Financial Statements and Supplementary Data" for summarized financial data for Avon Energy.)

During 1998, Cinergy received approval from the Securities and Exchange Commission ("SEC") to invest up to 100% of its retained earnings in foreign utility companies ("FUCOs") and "exempt wholesale generators" ("EWGs"). At December 31, 1998, Cinergy's consolidated retained earnings equaled $945 million and its aggregate investment in EWGs and FUCOs totaled $619 million, of which approximately $108 million was invested during 1998.

Cinergy continues to pursue energy-related investment opportunities. The timing of such investments will depend on changing market conditions and regulatory approvals. Certain risks such as foreign exchange risk are inherent in these types of investments. Cinergy implements a variety of agreements such as currency swap agreements or contracts pegged to the United States ("US") dollar to mitigate risks associated with international investment. Nonetheless, it is not possible to mitigate all risks. (Reference is made to "Market Risk Sensitive Instruments and Positions" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

REGULATION

Cinergy, CG&E, PSI, and ULH&P

Cinergy, its utility subsidiaries, and certain of its non-utility subsidiaries are subject to regulation by the SEC under the PUHCA with respect to, among other things, issuances and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retentions of interests in non-utility businesses, intrasystem sales of certain goods and services, the method of keeping accounts, and access to books and records.

CG&E, ULH&P, and PSI are each subject to regulation by the FERC under the Federal Power Act with respect to the classification of accounts, rates for wholesale sales of electricity, interconnection agreements, and acquisitions and sales of certain utility properties. Transportation of gas between CG&E and ULH&P by KO Transmission is subject to regulation by the FERC under the Natural Gas Act.

CG&E, ULH&P, and PSI are subject to regulation by their respective state utility commissions as to retail rates, services, accounts, depreciation, issuance of securities, acquisitions, and sales of certain utility properties.

Refer to the information appearing under the caption "Rate Orders and Other Regulatory Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for additional discussions on rate orders in effect and other regulatory matters.

Cinergy

Midlands is subject to regulation by the UK's Office of Electricity Regulation. Midlands' rates are subject to regulatory review every five years, with the results of the next review scheduled to become effective on April 1, 2000. The supply business franchise license, which Midlands intends to sell to National Power plc, currently applies only to customers having an annual maximum demand of less than 100 kilowatt-hours ("kwh"). Customers with a higher demand are able to buy their electricity from any electricity supplier. (See Note 10 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a discussion of the pending sale of Midlands' supply business.)

On October 28, 1998, Midlands opened up a section of its market to competition. Domestic and small business customers within those areas were free from that date to move to a new electricity supplier. Midlands, similar to other regional electric suppliers, is opening up its market to competition in phases. Midlands' market is expected to be completely open by March 1999. Opening the market to competition enabled Midlands to compete for domestic and small business customers outside of its service area as permitted, and also enabled Midlands' competitors to compete for Midlands' customers.

COMPETITIVE PRESSURES, CAPITAL RESOURCES, AND YEAR 2000

Cinergy, CG&E, PSI, and ULH&P

Refer to the information appearing under the applicable captions in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions regarding Competitive Pressures, Capital Resources, and Year 2000.

EMPLOYEES

Cinergy, CG&E, PSI, and ULH&P

The number of employees of Cinergy and its subsidiaries at December 31, 1998, was 8,794, of whom 1,260 were employed by international subsidiaries. Cinergy and its utility subsidiaries have collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"), the United Steelworkers of America ("USWA"), and the Independent Utilities Union ("IUU"). The following is a table showing the number of employees for each registrant by classification:

         Classification        Cinergy     CG&E        PSI       ULH&P

         IBEW                   2,808      1,099 (a)  1,344 (d)    69 (a)
         USWA                     403        287 (b)    n/a        92 (b)
         IUU                    1,022        514 (c)    n/a        61 (c)
         Non-Bargaining         3,301        394        663        24
         International          1,260 (e)    n/a        n/a       n/a
                                8,794      2,294      2,007       246

(a)     Contract will expire April 1, 2001.
(b)     Contract will expire May 15, 2002.
(c)     Contract will expire April 1, 2001.
(d) Contract will expire April 30, 1999. (See Note 12(e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for further information.)
(e)     Of this number, 847 belonged to bargaining units.

                               ITEM 2. PROPERTIES

Cinergy, CG&E, PSI, and ULH&P

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture. In addition to the information discussed herein, refer to Note 13 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a discussion of jointly-owned plant.

Cinergy, CG&E, and PSI

ECBU

At December 31, 1998, Cinergy's utility subsidiaries owned electric generating plants, or portions thereof in the case of jointly-owned plants, with net capabilities (winter ratings) as shown in the following table:


                                                                      Principal     Net
                                                             Percent    Fuel    Capability
             Plant Name                  Location           Ownership  Source       MW

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

* Station is not operated by CG&E.

The 1998 peak loads (exclusive of off-system transactions) occurred in August for CG&E at 4,725 MW and in July for PSI at 5,708 MW. For the period 1999 through 2008, peak load and kwh sales for CG&E and PSI are each forecast to have annual growth of 2% and 1%, respectively. These forecasts reflect load growth, alternative fuel choices, population growth, and housing starts, and exclude non-firm power transactions and any potential off-system, long-term firm power sales. During 1998, substantially all of CG&E's and PSI's kwh generation was from coal-fired units.

EDBU

Outlined in the following table are the electric transmission and distribution systems (excluding jointly-owned portions) for Cinergy, CG&E, PSI, and ULH&P as of December 31, 1998:

                                    Electric      Electric        Substation
                                  Transmission  Distribution       Combined
                                    Systems       Systems          Capacity
                                       (circuit miles)        (kilovolt-amperes)

          Cinergy and subsidiaries   7 056         37 470         50 002 861
          CG&E and subsidiaries      1 788         17 551         21 518 202
          PSI                        5 268         19 919         28 484 659
          ULH&P                        105          2 529          1 094 548

A portion of CG&E's total transmission system is jointly owned, primarily in conjunction with its jointly-owned electric generating units. Further, certain portions of PSI's transmission systems are jointly owned. In addition to an intercompany tie between CG&E's and PSI's electric systems, Cinergy's electric system is interconnected with 10 other utilities.

At year-end, CG&E's natural gas distribution system consisted of 5,836 miles of mains and service lines located in southwestern Ohio. CG&E also owns two propane/air peakshaving plants. Associated with these plants are two underground caverns with a total capacity of fifteen million gallons. Both plants and storage caverns are located in Ohio and are used primarily to augment CG&E's supply of natural gas during periods of peak demand and emergencies.

At year-end, ULH&P's natural gas distribution system consisted of 1,331 miles of mains and service lines located in northern Kentucky. ULH&P also owns a propane/air peakshaving plant. Further, ULH&P owns a seven million gallon capacity underground storage cavern for liquid propane and related liquid propane feeder lines located in northern Kentucky, adjacent to one of the gas lines that transports natural gas to CG&E. The propane/air plant and cavern are used primarily to augment CG&E's and ULH&P's supply of natural gas during periods of peak demand and emergencies.

Cinergy

IBU

As of December 31, 1998, Cinergy had interests in 4,479 MW of electric generating plants. This includes Cinergy's international subsidiaries, as well as jointly-owned investments. Additionally, ownership of two district heating plants provides 816 MW of thermal capacity, of which 132 MW can be converted to electricity. Cinergy also owns interests in 39,133 miles of transmission and distribution systems through jointly-owned investments. Through these investments, Cinergy serves 2.24 million transmission and distribution customers and 16,500 retail district heating customers (served through 275 wholesale customers).


                            ITEM 3. LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI

Manufactured Gas Plant Claims

See Note 12(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

Cinergy and CG&E

United Scrap Lead Site

The United States Environmental Protection Agency ("EPA") alleged that CG&E was a Potentially Responsible Party under the Comprehensive Environmental Response, Compensation and Liability Act liable for cleanup of the United Scrap Lead Site in Troy, Ohio. CG&E was one of approximately 200 companies so named. In January 1998, CG&E executed a de minimis settlement agreement. This agreement, which was accepted by the Federal District Court in October 1998, fully resolves CG&E's liability for the site.

ULH&P

ULH&P has no material pending legal proceedings.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cinergy, CG&E, and PSI

None.

ULH&P

Omitted pursuant to instruction I(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANTS (at February 28, 1999)

                         Age at
                        Dec. 31,
         Name             1998           Office & Date Elected or in Job

Cinergy, CG&E, and PSI

Jackson H. Randolph        68      Chairman of Cinergy, CG&E, and PSI - 1995
                                   Chairman and Chief Executive Officer of
                                     Cinergy, CG&E, and PSI - 1994
                                   Chairman, President, and Chief Executive
                                     Officer of CG&E - 1993

James E. Rogers            51      Vice Chairman, President, and Chief
                                     Executive Officer of Cinergy - 1995
                                   Vice Chairman and Chief Executive Officer
                                     of CG&E and PSI - 1995
                                   Vice Chairman, President, and Chief
                                     Operating Officer of Cinergy - 1994
                                   Vice Chairman and Chief Operating Officer
                                     of CG&E and PSI - 1994
                                   Chairman and Chief Executive Officer of
                                     Resources - 1993

Cheryl M. Foley            51      Vice President and General Counsel of CG&E
                                     - 1998
                                   President, IBU of Cinergy - 1997
                                   Vice President, General Counsel, and
                                     Secretary of CG&E - 1995
                                   Vice President, General Counsel, and
                                     Secretary of Cinergy - 1994
                                   Vice President, General Counsel, and
                                     Secretary of PSI and Resources - 1991

William J. Grealis (1)     53      Vice President and Chief Strategic Officer
                                     of Cinergy, CG&E, and PSI - 1998
                                   President,  ESBU of  Cinergy  (2) - 1996 Vice
                                   President of Cinergy - 1995 President of CG&E
                                   (3) - 1995  President of  Investments  - 1995
                                   President,  Gas Business  Unit of CG&E - 1995
                                   Partner - Akin, Gump, Strauss, Hauer &
                                     Feld (4) - 1978

J. Joseph Hale, Jr.        49      Vice President of CG&E and PSI - 1998
                                   Vice President of Cinergy - 1996
                                   General Manager, Marketing Operations of
                                     CG&E - 1995
                                   President of Cinergy Foundation, Inc. (5) -
                                     1992

Donald B. Ingle, Jr.       49      Vice President of Cinergy, CG&E, and PSI
                                     (2) - 1997
                                   President,   ESBU  of  Cinergy   (2)  -  1997
                                   Contract  Consultant  -  Investments  -  1995
                                   President and Chief Executive Officer -
                                     CornerStone Industries, Inc. (4) - 1992

                         Age at
                        Dec. 31,
         Name             1998           Office & Date Elected or in Job

Madeleine W. Ludlow        44      President, ECBU of Cinergy and Vice
                                     President of Cinergy, CG&E, and PSI (6) -
                                     1998
                                   Vice President and Chief Financial Officer
                                     of Cinergy, CG&E, and PSI - 1997
                                   Vice President - Enterprise Diversified
                                     Holdings Incorporated ("EDHI"), a
                                     subsidiary of Public Service Enterprise
                                     Group Incorporated (4) - 1996
                                   Vice President and Treasurer - EDHI (4)
                                     - 1992

William L. Sheafer         55      Vice President and Treasurer of Cinergy
                                     CG&E, and PSI - 1997
                                   Treasurer of Cinergy and PSI - 1994
                                   Treasurer of CG&E - 1987

John P. Steffen            46      Vice President and Comptroller of Cinergy,
                                     CG&E, and PSI - 1998
                                   Comptroller of Cinergy, CG&E, and PSI (7) -
                                     1997
                                   Assistant Comptroller of CG&E - 1995
                                   Assistant Comptroller of Cinergy and PSI -
                                     1994
                                   Assistant Controller of CG&E - 1991

Larry E. Thomas            53      Vice President of Cinergy, CG&E, and PSI -
                                     1997
                                   President, EDBU of Cinergy - 1996
                                   Group Vice President and Chief
                                     Transformation Officer of Cinergy, CG&E, and PSI - 1995
                                   Group Vice President, Reengineering and
                                     Operations Services of CG&E and
                                     PSI - 1995
                                   Group Vice President, Reengineering and
                                     Operations Services of Cinergy - 1994
                                   Senior Vice President and Chief Operations
                                     Officer of PSI - 1992

Charles J. Winger          53      Vice President and Chief Financial Officer
                                     of Cinergy, CG&E, and PSI (6) - 1998
                                   Vice President of Cinergy - 1997
                                   Vice President and Comptroller of Cinergy,
                                     CG&E,  and  PSI (7) - 1997  Comptroller  of
                                   CG&E - 1995  Comptroller  of  Cinergy  - 1994
                                   Comptroller of Resources - 1988

                         Age at
                        Dec. 31,
         Name             1998           Office & Date Elected or in Job

Cinergy and PSI

John M. Mutz               63      Vice President of Cinergy - 1995
                                   President of PSI - 1994
                                   President of Resources - 1993

Cinergy

John Bryant                52      Vice President of Cinergy - 1998
                                   Managing Director of Cinergy Global Power
                                     Services Limited, Cinergy's international
                                     project development subsidiary (9) - 1997
                                   Executive Generation Director - Midlands -
                                     1996
                                   Generation Director - Midlands - 1992

Michael J. Cyrus (10)      43      Chief Operating Officer, ECBU of Cinergy -
                                     1998
                                   Vice President of Cinergy - 1998
                                   Senior Vice President - Electric
                                     Clearinghouse, Inc. ("ECI") (4) - 1997
                                   President - NGC Canada (4) - 1995
                                   Executive Vice President - Novagas
                                     Clearinghouse Ltd. (4) - 1995
                                   Vice President, Energy Trading & Risk
                                     Management - Natural Gas Clearinghouse
                                     ("NGC") (4) - 1994
                                   Director, Option Trading - NGC (4) - 1993

M. Stephen Harkness        50      Vice President of Cinergy - 1996
                                   Executive Vice President and Chief
                                     Operating Officer of Trigen-Cinergy
                                     Solutions LLC (11) - 1996
                                   General Manager, Corporate Development
                                     and Financial Services of Cinergy - 1994

Jerry W. Liggett           57      Vice President of Cinergy - 1996
                                   Senior Manager, Human Resources Strategy
                                     of Cinergy - 1995
                                   General Manager, Employee Relations,
                                     Compensation & Benefits of Cinergy - 1995
                                   Executive Director, Human Resources of PSI
                                     and Resources - 1990

CG&E

James L. Turner            39      President of CG&E (12) - 1999
                                   Vice President of Cinergy Services - 1997
                                   Senior Counsel of Cinergy - 1995
                                   Principal - Lewis & Kappes, P.C. (4)(13) -
                                     1993

                         Age at
                        Dec. 31,
         Name             1998           Office & Date Elected or in Job


Jerome A. Vennemann        48      Secretary of CG&E (8) - 1998
                                   Associate General Counsel of Cinergy, CG&E,
                                     and PSI - 1996
                                   Assistant Secretary of CG&E - 1995
                                   Assistant Secretary of Cinergy and PSI -
                                     1994
                                   Senior Counsel of Cinergy, CG&E, and PSI -
                                     1994

ULH&P

Omitted pursuant to instruction I(2)(c).

Cinergy, CG&E, and PSI

None of the officers are related in any manner. Executive officers of Cinergy are elected to the offices set opposite their respective names until the next annual meeting of the Board of Directors and until their successors shall have been duly elected and shall have been qualified.

(1) Prior to becoming President of Investments, Mr. Grealis was a partner in the Washington, D.C., law firm of Akin, Gump, Strauss, Hauer & Feld. In addition, prior to the merger, Mr. Grealis was President of PSI Investments, Inc. on an interim basis beginning in 1992.

(2) Mr. Grealis relinquished the position of President of the ESBU during May 1997, at which time he was succeeded by Mr. Ingle, who served as acting President of the ESBU through September 1997. At that time, Mr. Ingle was named President of the ESBU and Vice President of Cinergy, CG&E, and PSI, all effective October 1, 1997.

(3) Mr. Grealis relinquished the position of President of CG&E effective March 24, 1998.

(4)     Non-affiliate of Cinergy.

(5)     An  affiliated  public   benefit  corporation  organized  and  operating
        exclusively For charitable purposes.

(6) Effective April 1, 1998, Ms. Ludlow relinquished the additional title of Chief Financial Officer and Mr. Winger was appointed Vice President and Chief Financial Officer.

(7) Effective August 11, 1997, Mr. Steffen was appointed Comptroller of Cinergy, CG&E, and PSI, succeeding Mr. Winger, who retained the office of Vice President of Cinergy.

(8) Mr. Vennemann was named Secretary of CG&E effective April 22, 1998, relinquishing the position of Assistant Secretary, and retaining the position of Associate General Counsel.

(9)     Name changed to  Cinergy   Global  Power   Services   Limited  from  MPI
        International Limited, effective May 1, 1998.

(10) Prior to becoming Vice President effective April 22, 1998, Mr. Cyrus was Senior Vice President of Trading and Operations with ECI, NGC's power subsidiary in Houston, Texas, since 1997. Mr. Cyrus joined NGC in 1993, holding various executive positions involving energy trading, marketing, and risk management. Prior to serving as Senior Vice President of ECI, Mr. Cyrus was President of NGC Canada and Executive Vice President of Novagas Clearinghouse Ltd., where he had oversight responsibilities for NGC's Canadian commercial operations.

(11)    Joint venture company formed by Cinergy and Trigen Energy Corporation.

(12) In addition to serving as President of CG&E and as Vice President of Cinergy Services, Mr. Turner has had full responsibility for Cinergy's Government and Regulatory Affairs department since April 1998.

(13) Prior to joining Cinergy's Legal Department in 1995, Mr. Turner was a principal in the Indianapolis law firm of Lewis & Kappes, P.C., representing industrial customers in utility regulatory and legislative matters.

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

Cinergy, CG&E, PSI, and ULH&P

Cinergy's common stock is listed on the New York Stock Exchange. As of February 1, 1999, Cinergy's most recent dividend record date, there were 69,033 common shareholders of record. The following table shows the high and low sales prices per share, as applicable, and the dividends on common stock declared by Cinergy, CG&E, PSI, and ULH&P for the past two years:




                                   Cinergy                CG&E(a)   PSI(a)    ULH&P(a)
                                             Dividends             Dividends
                           Market Price      Declared             Declared(b)
                         High        Low     Per Share      In Thousands     Per Share

  1998  1st Quarter    $38 11/16   $33          $.45      $42,600   $28,400       -
        2nd Quarter     37  5/16    31  5/8      .45       42,600    40,399(c)    -
        3rd Quarter     38  7/8     30 13/16     .45       46,400    25,000       -
        4th Quarter     39  7/8     33  3/4      .45       46,400    25,000    $14.50

  1997  1st Quarter    $35  3/4    $32  5/8     $.45      $42,600   $28,400       -
        2nd Quarter     35  5/8     32           .45       42,600    28,400       -
        3rd Quarter     35  1/4     32  5/16     .45       42,600    28,400       -
        4th Quarter     39  1/8     32           .45       42,600    28,400    $17.00

(a) Market price for CG&E, PSI, and ULH&P is not applicable. All CG&E and PSI common stock is held by Cinergy and all ULH&P common stock is held by CG&E; therefore, there is no public trading market for their common stock.

(b) All of CG&E's and PSI's dividends were paid to Cinergy and all of ULH&P's dividends were paid to CG&E.

(c) During the second quarter of 1998, PSI paid a non-cash dividend on common stock of approximately $11,999,000.

See Note 2(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a brief description of the registrant's common stock dividend restrictions.


                         ITEM 6. SELECTED FINANCIAL DATA
Cinergy
                                     1998     1997     1996     1995     1994
                                      (in millions, except per share amounts)

Operating revenues (1)              $5 876   $4 387   $3 276   $3 023   $2 888
Net income before extraordinary
  item (1)                             261      363      335      347      191
Net income (2)                         261      253      335      347      191
Common stock
  Earnings per share ("EPS") (3)
    Net income before extraordinary
      item                            1.65     2.30     2.00     2.22     1.30
    Net income                        1.65     1.61     2.00     2.22     1.30
  EPS-assuming dilution (3)
    Net income before extraordinary
      item                            1.65     2.28     1.99     2.20     1.29
    Net income                        1.65     1.59     1.99     2.20     1.29

  Dividends declared per share        1.80     1.80     1.74     1.72     1.50

Total assets (4)                    10 298    8 858    8 725    8 103    8 037
Cumulative preferred stock of
  subsidiaries subject to mandatory
  redemption (5)                      -        -        -         160      210
Long-term debt (6)                   2 604    2 151    2 326    2 347    2 615
Long-term debt due within
  one year (6)                         136       85      140      202       60

   CG&E
                                     1998     1997     1996     1995     1994
                                                    (in millions)

Operating revenues (1)              $2 856   $2 452   $1 976   $1 848   $1 788
Net income (1)                         216      239      227      236      158

Total assets (4)                     5 459    4 914    4 844    5 081    5 069
Cumulative preferred stock subject
  to mandatory redemption (5)         -        -        -         160      210
Long-term debt (6)                   1 220    1 324    1 381    1 518    1 738
Long-term debt due within
  one year (6)                         130     -         130      152     -

   PSI
                                     1998     1997     1996     1995     1994
                                                    (in millions)

Operating revenues (1)              $2 403   $1 960   $1 332   $1 248   $1 114
Net income (1)                          52      132      126      146       82

Total assets (4)                     3 890    3 406    3 295    3 076    2 945
Long-term debt (6)                   1 026      826      945      828      878
Long-term debt due within
  one year (6)                           6       85       10       50       60

Cinergy, CG&E, and PSI

(1) See Notes 1 and 15 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

(2) See Notes 1, 15, and 17 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

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

ULH&P

Omitted pursuant to Instruction I(2)(a).


                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION Matters discussed in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect and elucidate management's corporate vision of the future and, as a part of that, outline goals and aspirations, as well as specific projections. These goals and projections are considered forward-looking statements and are based on management's beliefs, as well as certain assumptions made by management. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. In addition to any assumptions and other factors that are referred to specifically in connection with these statements, other factors that could cause actual results to differ materially from those indicated in any forward-looking statements include, among others:

o Factors affecting operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fossil fuel costs, gas supply costs, or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints.

o    Legislative   and  regulatory  initiatives   regarding   deregulation   and
     restructuring of the industry.

o The extent and timing of the entry of additional competition in electric or gas markets and the effects of continued industry consolidation through the pursuit of mergers, acquisitions, and strategic alliances.

o Challenges related to Year 2000 readiness, including success in implementing the Cinergy Year 2000 Readiness Program, the effectiveness of the Cinergy Year 2000 Readiness Program, and the Year 2000 readiness of outside entities.

o Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments made under traditional regulation, and the frequency and timing of rate increases.

o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC"), the Federal Energy Regulatory Commission ("FERC"), state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

o Political, legal, and economic conditions and developments in the United States ("US") and the foreign countries in which Cinergy Corp. ("Cinergy" or "Company") or its subsidiaries or affiliates operate, including inflation rates and monetary fluctuations.

o Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange, interest rate, and warranty risks.

o The performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities.

o Availability or cost of capital, resulting from changes in: Cinergy and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

o Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

o Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

o Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Note 12 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

o    Changes   in   international,   federal,   state,   or  local   legislative
     requirements, such as changes in tax laws or rates; environmental laws and regulations.

Cinergy and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

Cinergy, CG&E, PSI, and ULH&P

THE COMPANIES

Cinergy, a Delaware corporation, is a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"). Cinergy was created in the October 1994 merger of The Cincinnati Gas & Electric Company ("CG&E") and PSI Resources, Inc. Cinergy is the parent holding company of PSI Energy, Inc. ("PSI"), CG&E, Cinergy Investments, Inc. ("Investments"), Cinergy Global Resources, Inc. ("Global Resources"), and Cinergy Services, Inc. ("Services"). PSI is a public utility primarily engaged in providing electric service in north central, central, and southern Indiana. CG&E is a public utility primarily engaged in providing electric and gas service in the southwestern portion of Ohio and through its subsidiaries in adjacent areas in Kentucky and Indiana. CG&E's principal subsidiary, The Union Light, Heat and Power Company ("ULH&P"), is an operating utility primarily engaged in providing electric and gas service in northern Kentucky. Investments holds virtually all of Cinergy's domestic non-utility businesses and interests. Global Resources, formed in 1998, holds Cinergy's international businesses and certain other interests. Services provides Cinergy companies with a variety of administrative, management, and support services.

Cinergy conducts its operations through various subsidiaries and affiliates. The Company is functionally organized into four business units through which many of its activities are conducted: Energy Commodities Business Unit ("ECBU"), Energy Delivery Business Unit ("EDBU"), Energy Services Business Unit ("ESBU"), and the International Business Unit ("IBU"). The traditional, vertically-integrated utility functions have been realigned into the ECBU, EDBU, and ESBU. As the industry continues its evolution, Cinergy will continually analyze its operating structure and make adjustments as appropriate. In early 1999, certain organizational changes were begun to further align the business units to reflect Cinergy's strategic vision. Reference is made to Note 15 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a discussion on financial information by business unit as of December 31, 1998.

FINANCIAL CONDITION

COMPETITIVE PRESSURES

ELECTRIC UTILITY INDUSTRY

Cinergy, CG&E, PSI, and ULH&P

Introduction

The electric utility industry is continuing to transition from a monopoly cost-of-service regulated environment to an industry in which companies will ultimately compete to be the retail customers' energy provider. This transition will continue to impact the operations, structure, and profitability of Cinergy.

Energy companies are positioning themselves for full competition through the pursuit of mergers and acquisitions, strategic alliances, and the development of energy products and services. Cinergy's success in this transition is in large part dependent on legislative and regulatory outcomes with respect to electricity deregulation in its three franchise states: Ohio, Indiana, and Kentucky, as well as other regions in the US where Cinergy chooses to compete in the retail and wholesale markets.

Restructuring Process

Wholesale Markets The wholesale electric markets have been open to competition since 1996 when the FERC issued Orders 888 and 889. These rules provided for mandatory filing of open access/comparability transmission tariffs, functional unbundling of all services, utilities' use of these filed tariffs for their own bulk power transactions, establishment of an electronic bulletin board for transmission availability and pricing information, and establishment of a contract-based approach to recover stranded investments as a result of customer choice at the wholesale level.

Competitors within the wholesale market include traditional utilities and non-utility competitors such as exempt wholesale generators ("EWGs"), independent power producers, and power marketers. Cinergy, through its ECBU, is involved in wholesale power marketing and trading.

During late June 1998, Midwestern wholesale electric power markets experienced unprecedented price volatility due to several factors, including unseasonably hot weather, unplanned generating unit outages, transmission constraints, and defaults by certain power marketers on their supply obligations. The simultaneous occurrence of these events resulted in temporary but extreme price spikes in the Midwestern electricity markets. During this period, Cinergy's subsidiaries met both their statutory obligation to serve retail franchise customers and contractual obligations with wholesale customers. Since the events of June 1998, the Midwestern markets have continued to experience price volatility and illiquidity. For further discussion, see the "Market Risk Sensitive Instruments and Positions" section herein.

During 1998, the New York Mercantile Exchange ("NYMEX") began trading contracts with delivery points located in the Midwest and Southern regions of the country. Cinergy's transmission system is the delivery point for the Midwest region and one of only four NYMEX delivery points in the US.

Retail Markets Regulation and the transition to competition at the retail (i.e., end-user) level currently remains under the jurisdiction of individual states. (See State Developments for a discussion on the current status of customer choice in each of Cinergy's franchise states.) In most states where restructuring legislation has been enacted, all customers have been given the right to choose an electricity supplier. The incumbent utility has retained the right and obligation to provide the distribution and transmission of electricity, which continues to remain a regulated service. Significant issues facing state legislators, regulators, and incumbent franchise utilities in the restructuring to a competitive retail market include:

o The responsibility for unrecovered costs of the utilities in excess of the amounts which would be recovered under competitive market prices and the mechanism to recover these costs.

o    The period allowed for transition to full competition.

o The extent to which incumbent utilities continue to have the obligation to serve during the transition period, or in the alternative, the extent to which competitive bidding for existing franchise customers is required or allowed.

o Default supplier responsibility following the transition period and the compensation for the associated risk.

o The extent to which utilities are granted the flexibility to position themselves for competition during the transition period, including the right to sell assets and retain the proceeds from such sales.

o    Resolution  of  potential   market  power  issues  either   through  forced
     divestiture of generation and/or participation in a regional transmission organization.

o The need for a power exchange or similar mechanism to establish a market clearing price.

o Codes of conduct regarding the separation of the monopoly and non-monopoly functions of a utility and the treatment of affiliate transactions.

o Restructuring of state tax laws applicable to utilities necessitated by the disproportionate allocation of state tax liability to public utilities.

The anticipated restructuring of retail electric markets will create risks as well as opportunities for utilities, e.g., the risks and opportunities arising from the termination of the regulated Fuel Adjustment Clause, which provides protection against escalation in fuel and purchased power costs. Additionally, a number of implementation issues, including enhancements or replacements to existing customer information and billing systems, will be required. Cinergy will continue to focus on reducing costs and maintaining its status as a low-cost provider of electricity as well as identifying and addressing the likely implementation issues associated with retail customer choice. Additionally, Cinergy will continue to execute its strategy of developing and offering a portfolio of energy products and services for the retail market.

Cinergy continues to be an advocate of competition in retail electricity markets and continues to pursue customer-choice legislation at both the state and federal levels. Cinergy believes that the transition to competition can best meet the interests of all stakeholders where the rules are prescribed to the fullest extent possible in legislation that embodies the following:

o Price freezes that provide an opportunity for the utility to recover its transition costs and provide immediate flexibility for the utility to restructure its portfolio of supply assets in preparation for competition, keeping any proceeds from the sale or other disposition of assets to offset transition costs.

o A transition period with choice immediately available to all. During this period customers can adapt to the rights and responsibilities associated with choosing an alternative electricity supplier.

o Mitigation of market power issues through participation in a large, regional transmission organization.

o    Adequate recovery of regulatory assets.

Cinergy, CG&E, PSI, and ULH&P

State Developments

At present, a number of states have enacted legislation that will lead to complete retail electric competition over the next several years. These states generally have required up-front rate reductions and the opportunity for all customer classes to choose an electricity provider in return for recovery of utility stranded costs, including the ability to securitize revenue streams associated with such stranded costs.

Every state that has passed legislation has included a mechanism for the recovery of some stranded investment. However, states have varied on the methodology to be applied in determining the level of stranded investment, with divestiture of generating assets being one such method.

As discussed below, the three states in which Cinergy operates electric utilities are in various stages of addressing customer choice. None of these states has yet passed legislation, but policymakers and stakeholders continue to work to resolve the issues.

Cinergy and PSI

Indiana Customer-choice legislation was introduced in the Indiana General Assembly in 1998 by a coalition of customer organizations and two investor-owned utilities ("IOUs"), including Cinergy. After hearing and consideration by a Senate committee, the bill was defeated in the full Senate.

Legislation proposed by a group of large industrial customers was introduced in January 1999. At present, Cinergy continues to work with IOUs in Indiana and other stakeholders to develop customer-choice legislation that can be enacted into law in Indiana. The outcome of this effort is uncertain.

Cinergy and CG&E

Ohio Electric restructuring legislation was introduced in the Ohio legislature during 1998. This legislation, "companion" electric restructuring bills (SB 237 and HB 732), proposed to afford choice to all retail electric customers in Ohio beginning January 1, 2000. Neither bill was passed during the 1998 legislative session.

During the third quarter of 1998, Ohio's IOUs, including CG&E, released a draft bill that sets forth the utilities' proposed approach to comprehensive electric restructuring in Ohio. Under the IOUs' proposal, choice to all retail electric customers would be introduced by January 1, 2001. Rates would be frozen during a transition period, a fixed charge for certain transition costs would continue after the freeze period for a set time, and customers would be provided a market-based "shopping credit" to stimulate the development of a competitive market. The proposal also included a restructuring of the tax laws with respect to electric utilities. In January 1999, a "place holder" bill was introduced in both the House and Senate. These bills set forth a legislative intent to develop comprehensive electric restructuring legislation in Ohio during 1999. Key policymakers in the state continue to meet with the IOUs and other stakeholders to see whether compromise legislation can be developed. It is uncertain whether this effort will produce legislation in Ohio in 1999.

Cinergy, CG&E, and ULH&P

Kentucky House Joint Resolution 95, which required the formation of an executive task force comprised of members from the Governor's office and the Kentucky General Assembly to further study electric restructuring, was passed by the Kentucky General Assembly and signed by the Governor in April 1998. Task force members will study electric restructuring in anticipation of the next legislative session, which occurs in January 2000.

Cinergy

United Kingdom

Transition to full competition in the United Kingdom's ("UK") electric utility industry began with the industry's privatization in 1991. As a result of the transition plan, larger users of electricity have been free to choose their supplier since as early as 1991. In September 1998, a phase-in of choice for all remaining customers commenced and is to be completed by March 1999. The power suppliers sell power into a "pool" from which Regional Electric Companies ("RECs") purchase power for their customers through the supply segment of their business. Midlands Electricity plc ("Midlands") is one of twelve RECs in the UK. In November 1998, Midlands entered into an agreement to sell its power supply business to one of the UK's primary power generation companies. The sale is contingent upon UK government and regulatory approvals. Midlands' power supply business purchases, markets, and supplies electricity to 2.2 million customers in the UK.

After the sale, Midlands will continue to own and operate its electric distribution business, which will remain regulated by the Office of Electricity Regulation. Midlands' electric distribution business accounted for approximately 90% of its net income before interest and income taxes for the fiscal year ended March 1998. All the RECs, including Midlands, are in the process of a distribution price review. This process occurs every five years and is scheduled to take effect April 1, 2000. The public must be notified six months prior to any price changes; therefore, prices must be set and announced by October 1, 1999. (See Note 10 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for an additional discussion of Cinergy's investment in Midlands.)

Cinergy, CG&E, PSI, and ULH&P

Other Matters

Midwest ISO During 1998, the FERC approved the formation of a Midwest Independent System Operator ("Midwest ISO"). The Midwest ISO is the result of Cinergy's collaboration with other Midwestern utility companies to form an Independent System Operator ("ISO") that will assume functional control of their combined transmission systems and facilitate a reliable, efficient market for electric power. The ISO will provide non-discriminatory open transmission access consistent with FERC Order No. 888. The ISO will also be responsible for system reliability and administration of a regional transmission tariff, which will eliminate "pancaking" of transmission rates in the region. The Midwest ISO will be governed by a recently-elected, disinterested Board of Directors.

In addition to the ISO concept, other utilities have proposed to transfer their transmission assets to a "for profit" independent regional transmission company ("Transco"). Although Cinergy is not opposed to the formation of Transcos in the long run, it believes that an ISO is a more efficient and effective interim measure to immediately address market power issues and improve system reliability.

Currently, there are 10 utility members participating in the Midwest ISO. The Midwest ISO consists of 45,000 miles of transmission lines and covers portions of 11 states, and includes over $6.5 billion of transmission investment, forming one of the largest ISOs in the country. The Midwest ISO plans on beginning operations in the year 2000.

Repeal of the PUHCA PUHCA limits registered public utility holding companies such as Cinergy from competing for growth opportunities both domestically and internationally. Under PUHCA, registered public utility holding companies are limited in the amount of foreign investments and in domestic investments in generation they can make. It also restricts business combinations through its requirement that the electric systems of combining entities be "integrated."

Past efforts to repeal PUHCA have not been successful. In February 1999, a bill to repeal significant parts of PUHCA - S. 313, was introduced in the US Senate. Recently, the bill was voted out of the Senate Banking Committee without markup, and now goes to the full Senate. While it is uncertain whether this bill will be enacted into law, Cinergy continues to support the repeal of this act either as part of comprehensive reform of the electric industry or as separate legislation.

Substantial Accounting Implications Historically, regulated utilities have applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("Statement 71"). The accounting afforded regulated utilities in Statement 71 is based on the fundamental premise that rates authorized by regulators allow recovery of a utility's costs. These principles have allowed the deferral of costs (i.e., regulatory assets) based on assurances of a regulator as to the future recoverability of the costs in rates charged to customers. Certain criteria must be met for the continued application of the provisions of Statement 71, including regulated rates designed to recover the specific utility's costs. Failure to satisfy the criteria in Statement 71 would eliminate the basis for recognition of regulatory assets.

Based on Cinergy's current regulatory orders and the regulatory environment in which it currently operates, the recognition of its regulatory assets as of December 31, 1998, is fully supported. However, in light of recent trends in customer-choice legislation, the potential for future losses resulting from discontinuance of Statement 71 does exist. Such potential losses, if any, cannot be determined until such time as a legislated plan has been approved by each state in which Cinergy operates a franchise territory. Cinergy intends to continue its pursuit of competitive strategies which mitigate the potential impact of these issues on the financial condition and results of operations of the Company.

GAS UTILITY INDUSTRY

Cinergy and CG&E

Customer Choice Choice of gas supplier or pilot customer-choice programs are operating in several states. CG&E currently participates in a gas customer-choice program in Ohio. This program, which made customer choice available to all residential and small commercial customers in November 1997, was extended during 1998. Gas customers in approximately two-thirds of the state of Ohio are now eligible to participate in this voluntary program. Large industrial, commercial, and educational institution customers already had the ability to select their own gas supplier. Cinergy Resources, Inc. ("CRI"), Cinergy's gas retail marketing subsidiary, is one of many entities competing for customer gas supply business in these programs.

CG&E continues to provide gas transportation services for substantially all customers within its franchise territory without regard to the supplier of the gas commodity. CG&E receives a transportation charge from customers, which is based on its current regulated rates.

Cinergy

Acquisition of ProEnergy

In June 1998, Cinergy, through Cinergy Capital & Trading, Inc. ("CC&T"), acquired Producers Energy Marketing, LLC ("ProEnergy") from Apache Corporation ("Apache") and Oryx Energy Company ("Oryx"). ProEnergy has exclusive marketing rights to North American gas production owned or controlled by Apache and Oryx, which represents approximately 1.1 billion cubic feet per day of dedicated natural gas supply. These supplies, combined with the active marketing of third-party gas, are geographically diverse and are spread through the
Southwest, Rocky Mountains, Gulf Coast, Gulf of Mexico, and Michigan. The acquisition was funded with cash and the issuance of 771,258 new shares of Cinergy common stock.

Cinergy, CG&E, PSI, and ULH&P

SECURITIES RATINGS

The ratings as of February 28, 1999, provided by the major credit rating agencies--Duff & Phelps Credit Rating Co. ("D&P"), Fitch IBCA ("Fitch"), Moody's Investors Service ("Moody's"), and Standard & Poor's Ratings Services ("S&P")--are included in the following table:

                                 D&P        Fitch      Moody's       S&P
Cinergy
  Corporate Credit              BBB+        BBB+        Baa2        BBB+
  Commercial Paper              D-2         F-2         P-2         A-2

CG&E
  Secured Debt                   A-          A-          A3          A-
  Senior Unsecured Debt         BBB+        BBB+        Baa1        BBB+
  Junior Unsecured Debt         BBB         BBB+        Baa2        BBB+
  Preferred Stock               BBB         BBB+        baa1        BBB
  Commercial Paper              D-1-        F-1         P-2       Not rated

PSI
  Secured Debt                   A-          A           A3          A-
  Senior Unsecured Debt         BBB+         A-         Baa1        BBB+
  Junior Unsecured Debt         BBB         BBB+        Baa2        BBB+
  Preferred Stock               BBB         BBB+        baa1        BBB
  Commercial Paper              D-1-        F-1         P-2       Not rated

ULH&P
  Secured Debt                   A-       Not rated      A3          A-
  Unsecured Debt              Not rated   Not rated     Baa1        BBB+

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

RATE ORDERS AND OTHER REGULATORY MATTERS

Cinergy and PSI

Indiana

Indiana Utility Regulatory Commission ("IURC") Orders - PSI's Retail Rate Order and Demand-Side Management ("DSM") Order In September 1996, the IURC issued an order ("September 1996 Order") approving an overall average retail rate increase for PSI of 7.6% ($75.7 million annually). The order reflects a return on common equity of 11.0% and an overall rate of return on net original rate base of 8.21%. In settlement of a challenge by consumer groups to the September 1996 Order, the IURC approved a settlement agreement which reduced the original rate increase by $2.1 million in August 1997.

In a separate order issued by the IURC in December 1996 ("December 1996 DSM Order"), PSI was granted permission to recover $35 million per year for the four years ending December 31, 2000, through a non-bypassable charge in PSI's retail rates for previously incurred DSM costs and associated carrying costs. Further, PSI is authorized to spend up to $8 million annually on ongoing DSM programs through the year 1999 and to collect such amounts currently in retail rates.

Coal Contract Buyout Costs In August 1996, PSI entered into a coal supply agreement with Eagle Coal Company ("Eagle") for the supply of approximately three million tons of coal per year. The agreement, which expires December 31, 2000, provides for a buyout fee of $179 million (including interest) to be included in the price of coal to PSI over the term of the contract. This fee represents the costs to Eagle of the buyout of a previous coal supply agreement between PSI and Exxon Coal and Minerals Company. The buyout charge, excluding the portion applicable to joint owners, is being recovered through the wholesale and retail fuel adjustment clauses, with carrying costs on unrecovered amounts, through December 2002. (See Note 1(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Coal Gasification Contract Buyout Costs In November 1995, PSI and Destec Energy Inc. ("Destec") entered into a 25-year contractual agreement for the provision of coal gasification services at PSI's Wabash River Generating Station. The agreement requires PSI to pay Destec a base monthly fee including certain monthly operating expenses. PSI received authorization in the September 1996 Order for the inclusion of these costs in retail rates. In addition, PSI received authorization to defer, for subsequent recovery in retail rates, the base monthly fees and expenses incurred prior to the effective date of the September 1996 Order. Over the next five years, the base monthly fees and expenses for the coal gasification service agreement are expected to total $212 million.

In September 1998, PSI reached agreement with Dynegy Inc. (Dynegy Inc. purchased Destec in June 1997) to purchase the remainder of its 25-year contract for coal gasification services for approximately $266 million. The proposed purchase, which is contingent upon regulatory approval satisfactory to PSI, could be completed in 1999. PSI is investigating its financing alternatives. The transaction, if approved as proposed, is not expected to have a material impact on PSI's earnings.

Currently, natural gas prices have fallen to a level which causes the synthetic gas supply taken under the current gasification services agreement to be substantially above market. If the buyout of the gasification services agreement is approved, the combustion turbine will be fired with natural gas, or with synthetic gas if it can be produced at a cost competitive with natural gas. In nominal dollars, it is estimated that the total savings, primarily as a result of the purchase, would be approximately $270 million over the life of the contract.

Cinergy and CG&E

Ohio

Public Utilities Commission of Ohio ("PUCO") Order - CG&E's Gas Rate Order In December 1996, the PUCO issued an order ("December 1996 Order") approving an overall average increase in gas revenues for CG&E of 2.5% ($9.3 million annually). The PUCO established an overall rate of return of 9.7%, including a return on common equity of 12.0%. The PUCO disallowed certain of CG&E's requests, including the requested working capital allowance, recovery of certain capitalized information systems development costs, and certain merger-related costs. These disallowances resulted in a pretax charge to earnings during the fourth quarter of 1996 of $20 million ($15 million net of taxes or $.10 per share basic, $.09 per share diluted). CG&E's request for a rehearing on the disallowed information systems costs and other aspects of the order was denied.

In April 1997, CG&E filed a notice of appeal with the Supreme Court of Ohio challenging the disallowance of information systems costs and the imputation of certain revenues. Cinergy and CG&E cannot predict what action the Supreme Court of Ohio may take with respect to this appeal.

Cinergy, CG&E, and ULH&P

Kentucky

In exchange for the Kentucky Public Service Commission's ("KPSC") support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case (which has not yet been filed) and extending to January 1, 2000. In addition, the KPSC has authorized concurrent recovery of costs related to various DSM programs of ULH&P.

ULH&P has deferred its portion of Merger Costs incurred through December 31, 1996, for future recovery in customer rates.

Cinergy, CG&E, and ULH&P

SEC Order Authorizing the Retention of Gas Operations

In its 1994 order approving the merger, the SEC reserved judgment over Cinergy's ownership of CG&E's gas operations for three years, at the end of which period Cinergy would be required to address the matter. In November 1998, the SEC issued an order unconditionally approving the retention of CG&E's gas businesses.

ENVIRONMENTAL ISSUES

Cinergy, CG&E, and PSI

Clean Air Act Amendments of 1990 ("CAAA") The 1990 revisions to the Clean Air Act require reductions in both sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emissions from utility sources. Reductions of these emissions are to be accomplished in two phases. Compliance under Phase I was required by January 1, 1995, and Phase II compliance is required by January 1, 2000. To achieve the SO2 reduction objectives of the CAAA, emission allowances have been allocated by the US Environmental Protection Agency ("EPA") to affected sources (e.g., Cinergy's electric generating units operated by the ECBU). Each allowance permits one ton of SO2 emissions. The CAAA allows compliance to be achieved on a national level, which provides companies the option to achieve this compliance by reducing emissions and/or purchasing emission allowances.

All required modifications to Cinergy's generating units to implement the Phase I compliance plans were completed prior to January 1, 1995. To comply with Phase II SO2 emission requirements, Cinergy's current strategy includes a combination of switching to lower-sulfur coal blends and utilizing an emission allowance banking strategy to the extent a viable emission allowance market exists. This cost-effective strategy will allow for meeting the Phase II SO2 reduction requirements while maintaining optimal flexibility to meet changes in output due to increased customer choice, as well as potentially significant future environmental requirements. To meet NOx reductions required by Phase II, additional burner modifications are planned on certain affected units in addition to using a system-wide NOx emission averaging strategy.

Capital expenditures are forecast to be less than $10 million to comply with the Phase II NOx reductions, substantially all of which are expected to be incurred during 1999. These expenditures are included in the amounts provided in the "Capital Requirements" section herein.

Ozone Transport Rulemaking In June 1997, the 37-state collaborative known as the Ozone Transport Assessment Group made a wide range of recommendations to the EPA to address the impact of ozone transport on serious nonattainment areas in the Northeast, Midwest, and South. In late 1997, in response to this recommendation, the EPA published its proposed call for revisions to State Implementation Plans ("SIPs") for statewide reductions in NOx emissions. In October 1998, the EPA finalized its Ozone Transport Rule ("NOx SIP Call"). It applies to 22 states in the eastern half of the US, including the three states in which the Cinergy electric utilities operate, and also proposes a model NOx trading program. This rule recommends that states reduce NOx emissions from primarily industrial and utility sources to a certain limit by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate utility NOx reductions with a trading program into their SIPs. If the states fail to revise their SIPs accordingly, the EPA has proposed to implement a federal plan to accomplish NOx reductions by May 2003.

Ohio, Indiana, a number of other states, and various industry groups, including some of which Cinergy is a member, filed legal challenges to the NOx SIP Call in late 1998. Ohio and Indiana have also provided preliminary indications that they will seek fewer NOx reductions from the utility sector in their implementing regulations than the EPA has budgeted in its rulemaking. The state implementing regulations will need the EPA's approval. The current estimate of capital expenditures required for compliance with the EPA limits in the new NOx SIP Call is between $500 million and $700 million (in 1998 dollars) between now and 2003. This estimate is significantly dependent on several factors, including the final determination regarding both the timing and stringency of the final required NOx reductions, the output of Cinergy's generating units, the availability of adequate supplies of resources to construct the necessary control equipment, and the extent to which a NOx allowance trading market develops, if any.

Ambient Air Standards and Regional Haze During 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter and proposed rules for regional haze. The EPA is scheduled to finalize new regional haze rules by the summer of 1999 and Congress, as part of the funding bill for the Surface Transportation Act, combined the schedules for fine particulates and regional haze implementation. These new rules increase the pressure for additional NOx and SO2 emissions reductions. Depending on the ultimate outcome of the NOx SIP Call, additional NOx reductions may be required from states by 2007 to address the new eight-hour ozone standard.

The EPA estimates it will take up to five years to collect sufficient ambient air monitoring data to determine nonattainment areas. The states will then determine the sources of these particulates and determine a regional emission reduction plan. The ultimate effect of the new standard could be requirements for newer and cleaner technologies and additional controls on conventional particulates and/or reductions in SO2 and NOx emissions from utility sources. At this time, the exact amount and timing of required reductions cannot be predicted.

Global Climate Change In December 1997, delegates to the United Nations' climate summit in Japan adopted a landmark environmental treaty ("Kyoto Protocol") to deal with global warming. The Kyoto Protocol establishes legally binding greenhouse gas emission targets for developed nations. On November 12, 1998, the US signed the Kyoto Protocol. However, for the Kyoto Protocol to enter into force within the US it will have to be ratified by a two-thirds vote of the US Senate. The Kyoto Protocol, in its present form, is unlikely to be ratified by the US Senate since it does not contain provisions requiring participation of developing countries.

Significant uncertainty exists concerning both the science of climate change and the Clinton Administration's environmental and energy policies and how it intends to reduce greenhouse gas emissions. Cinergy's plan for managing the potential risk and uncertainty of climate change includes: (1) implementing cost-effective greenhouse gas emission reduction and offsetting activities; (2) encouraging the use of alternative fuels for transportation vehicles (a major source of greenhouse gases); (3) funding research of more efficient and alternative electric generating technologies; (4) funding research to better understand the causes and consequences of climate change; and (5) encouraging a global discussion of the issues and how best to manage them. The ECBU believes that voluntary programs, such as the US Department of Energy ("DOE") Climate Challenge Program, which Cinergy joined in 1995, are the most cost-effective means to limit greenhouse gas emissions.

Air Toxics The air toxics provisions of the CAAA exempted fossil-fueled steam utility plants from mandatory reduction of air toxics until the EPA completed a study. The final report, issued in February 1998, confirmed utility air toxic emissions pose little risk to public health. It stated mercury is the pollutant with the greatest potential threat, while others require further study. A Mercury Study Report, issued in December 1997, stated that mercury is not a risk to the average American and expressed uncertainty whether reductions in current domestic sources would reduce human mercury exposure. US utilities are a large domestic source, but they are negligible compared to global mercury emissions. The EPA was unable to show a feasible mercury control technology for coal-fired utilities. In November 1998, the EPA finalized its Mercury Information Collection Request ("ICR"). Pursuant to the ICR, all generating units must provide detailed information about coal use and mercury content. The EPA will also select about 100 generating units for one-time stack sampling. At that time, the EPA also announced that it would make its regulatory determination on the need for additional regulation by the fourth quarter of 2000. It will utilize the new information from the ICR, a new study by the National Academy of Sciences, and other additional information. If more air toxics regulations are issued, the compliance cost could be significant. The outcome or effects of the EPA's determination cannot currently be predicted.

Cinergy, CG&E, PSI, and ULH&P

Other As more fully discussed in Note 12(b)(ii) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data", PSI has received claims from Indiana Gas Company, Inc. ("IGC") and Northern Indiana Public Service Company ("NIPSCO") that PSI is a Potentially Responsible Party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to certain manufactured gas plant ("MGP") sites, and therefore is responsible for the costs of investigating and remediating these sites.

In November 1998, NIPSCO, IGC, and PSI entered into an agreement which settled the allocation of CERCLA liability for past and future costs among the three companies, at seven MGP sites in Indiana. Similar agreements were reached between IGC and PSI which allocate CERCLA liability at 14 MGP sites with which NIPSCO had no involvement. These agreements conclude all CERCLA and similar claims between the three companies relative to MGP sites. Pursuant to the agreements, the parties are continuing to investigate and remediate the sites as appropriate. In the case of some sites, the parties have applied to the Indiana Department of Environmental Management for inclusion of such sites in the Indiana Voluntary Remediation Program.

Reserves recorded, based on information currently available, are not material to Cinergy's financial condition or results of operations. However, as further investigation and remediation activities are undertaken at these sites, the potential liability for MGP sites could be material to Cinergy's financial condition or results of operations.

Refer to Notes 12(b) and (c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a more detailed discussion of the status of certain environmental issues.

CAPITAL REQUIREMENTS

CONSTRUCTION AND OTHER INVESTING ACTIVITIES

Cinergy, CG&E, PSI, and ULH&P

The regulated businesses of Cinergy (CG&E, ULH&P, and PSI) forecast construction expenditures for 1999 and over the next five years (1999 - 2003) to be approximately $194 million and $889 million for CG&E (including $29 million and $120 million for ULH&P) and $192 million and $774 million for PSI, respectively. The timing and amount of investments by Cinergy's non-regulated businesses is dependent upon the development and favorable evaluation of opportunities.

The above forecast excludes the estimated expenditures necessary to comply with the EPA's proposed stricter NOx emission control standards associated with the 22-state NOx SIP Call. Cinergy estimates that the capital costs for additional NOx controls at its facilities could range between $500 million and $700 million (in 1998 dollars) over the next five years. The above forecast also excludes any capital expenditures that may be required for the construction of new generating facilities.

In order to meet the power supply demands of its customers, the ECBU must constantly assess the adequacy of its supply portfolio and determine which supply alternatives to pursue to most effectively meet demands, hedge risks, and satisfy regulatory requirements. Supply alternatives include investments in existing facilities, investments in new facilities, and/or acquisitions of power supply from the market. In addition, Cinergy's present demand requirements could be impacted if customer-choice legislation is passed in any of the states in which Cinergy has a regulated franchise. (All forecasted amounts, excluding NOx compliance amounts, are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increases, and other related factors, all or any of which may change significantly.)

Cinergy

Cinergy's mission is to reach the top five in our industry within three years on five key dimensions - market capitalization, number of customers, electric and gas commodity trading, international presence, and productivity. Cinergy has entered into various growth initiatives in its pursuit of these goals. These initiatives include, among others, energy marketing and trading, retail energy products and services, and additional international investment. In addition, Cinergy is working toward maximizing the value of its existing operations and assets and continues to explore the potential for mergers, acquisitions, and strategic alliances.

Certain legal and regulatory requirements, including PUHCA, limit Cinergy's ability to invest in growth initiatives. PUHCA restricts the amount which can be invested outside the regulated utility, including foreign utility company
("FUCO") investments and investments in domestic power plants that qualify as "qualifying facilities" ("QFs") under the Public Utility Regulatory Policies Act of 1978 or are certified as EWGs by the FERC. Under these restrictions, Cinergy may invest or commit to invest (i) an amount equal to 100% of consolidated retained earnings (defined under applicable SEC regulations as the average of Cinergy's consolidated retained earnings for the four most recent quarterly periods) in EWGs and FUCOs (equal to $949 million at December 31, 1998), and
(ii) an amount equal to 15% of consolidated capitalization ($942 million at December 31, 1998) in QFs and other "energy-related" nonutility investments (as defined in the applicable SEC regulation).

At December 31, 1998, under these SEC restrictions, Cinergy had available capacity for additional EWG/FUCO investments of $332 million and available capacity for additional QFs and "energy-related" nonutility investments of $524 million.

OTHER COMMITMENTS

Cinergy, CG&E, PSI, and ULH&P

Securities Redemptions Mandatory redemptions of long-term debt total $410 million ($251 million for CG&E and its subsidiaries, including $40 million for ULH&P, and $159 million for PSI) during the period 1999 through 2003.

The maintenance and replacement fund provisions contained in PSI's first mortgage bond indenture require cash payments, bond retirements, or pledges of unfunded property additions each year based on an amount related to PSI's net revenues. Cinergy will continue to evaluate opportunities for the refinancing of outstanding securities beyond mandatory redemption requirements.

Cinergy

Guarantees At December 31, 1998, Cinergy had issued $286 million in guarantees primarily related to the energy marketing and trading activities of its subsidiaries and affiliates. In addition, Cinergy had guaranteed $258 million of the debt securities of its subsidiaries and affiliates.

Cinergy, CG&E, PSI, and ULH&P

Year 2000 The Year 2000 issue generally exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize dates including and beyond the year 2000 or accurately process data in which such dates are included, potentially causing data miscalculations and inaccuracies or operational malfunctions and failures, which could materially affect a business's financial condition, results of operations, and cash flows.

Cinergy has established a centrally-managed, company-wide initiative, known as the Cinergy Year 2000 Readiness Program, to identify, evaluate, and address Year 2000 issues. The Cinergy Year 2000 Readiness Program, which began in the fourth quarter of 1996, is generally focused on three elements that are integral to this initiative: (1) business continuity; (2) risk management; and (3) regulatory compliance. Business continuity includes providing reliable electric and gas supply and service in a safe and cost-effective manner. This element encompasses mission-critical generation, transmission, and distribution systems and related infrastructure, as well as operational and financial information technology ("IT") systems and applications, end-user computing resources, and building systems (such as security, elevator, and heating and cooling systems). Risk management includes a review of the Year 2000 readiness efforts of Cinergy's critical suppliers, key customers and other principal business partners, and, as appropriate, the development of joint business support, contingency plans, and the inclusion of Year 2000 concerns as a regular part of the due diligence process in any new business venture. Regulatory compliance includes communications with regulatory agencies, other utilities, and various industry groups. While this initiative is broad in scope, it has been structured to identify and prioritize efforts for mission-critical electric and gas systems and services and key business partners.

Under the Cinergy Year 2000 Readiness Program, Cinergy has established a target date of June 30, 1999, for the remediation and testing of its mission-critical generation, transmission, and distribution systems (gas and electric). An innovative remediation and testing effort which Cinergy has initiated involves operating several electric-generating units with post Year 2000 dates. Cinergy's experience has been that those units have continued to operate without any material adverse result relating to a Year 2000 issue. Cinergy's progress to date ranges from approximately 90% regarding IT systems to approximately 75% regarding assessment of critical suppliers.

Cinergy has also reviewed its existing contingency and business continuity plans and modified them in light of the Year 2000 issue. Contingency planning to maintain and restore service in the event of natural and other disasters (including software and hardware-related problems) has been part of Cinergy's standard operation for many years, and Cinergy is working to leverage this experience in the review of existing plans to address Year 2000-related challenges. These reviews have assessed the potential for business disruption in various scenarios, including the most reasonably likely worst-case scenario, and to provide for key operational back-up, recovery, and restoration alternatives.

Cinergy cannot guarantee that third parties on whom it depends for essential goods and services (those where the interruption of the supply of such goods and services could lead to issues involving the safety of employees, customers, or the public, the continued reliable delivery of gas and/or electricity, and the ability to comply with applicable laws or regulations) will convert their mission-critical systems and processes in a timely manner. Failure or delay by any of these third parties could significantly disrupt business. However, to address this issue, Cinergy has established a supplier compliance program, and is working with its critical suppliers in an effort to minimize such risks.

In addition, Cinergy is coordinating its findings and other issues with other utilities and various industry groups via the Electric Power Research Institute Year 2000 Embedded Systems Project and the Year 2000 Readiness Assessment Program of the North American Electric Reliability Council ("NERC"), acting at the request of the DOE. The DOE has asked NERC to report on the integrity of the transmission system for North America and to coordinate and assess the preparation of the electric systems in North America for the Year 2000. NERC submitted its initial quarterly status report and coordination plan to the DOE in September 1998, and a second quarterly status report for the fourth quarter of 1998 was submitted on January 11, 1999.

Cinergy currently estimates that the total cost of assessment, remediation, testing, and upgrading its systems as a result of the Year 2000 effort is approximately $13 million. Approximately $11 million in expenses have been incurred through December 31, 1998, for external labor, hardware and software upgrades, and for Cinergy employees who are dedicated full-time to the Cinergy Year 2000 Readiness Program. The timing of these expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Cinergy anticipates that a portion of its Year 2000 expenses will not be incremental costs, but rather, will represent the redeployment of existing IT resources. Since its formation, Cinergy has incurred, and will continue to incur, significant capital improvement costs related to planned system upgrades or replacements required in the normal course of business. These costs have not been accelerated as a result of the Year 2000 issue.

The above information is based on Cinergy's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third-party modification actions, and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third-party suppliers, and similar uncertainties.

The above information is a Year 2000 Readiness Disclosure pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.

CAPITAL RESOURCES

Cinergy, CG&E, PSI, and ULH&P

The regulated businesses of Cinergy forecast that their need for external funds during the 1999 through 2003 period will primarily be for the refinancing of existing securities. It is currently expected that funds required to pursue the various non-regulated growth initiatives underway will be obtained primarily through short-term borrowing and the issuance of long-term debt and/or equity securities. (This forecast reflects nominal dollars and assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increases, and other related factors, all or any of which may change significantly.)

INTERNAL FUNDS

Cinergy, CG&E, PSI, and ULH&P

Currently, a substantial portion of Cinergy's revenues and corresponding cash flows are derived from cost-of-service regulated operations. Cinergy believes it is likely that the generation component of the electric utility industry will ultimately be deregulated. However, the timing and nature of the deregulation and restructuring of the industry is uncertain. In the interim, revenues provided by cost-of-service regulated operations are anticipated to continue as the primary source of funds for Cinergy. As a result of its low-cost position and market strategy, over the long term, Cinergy believes it will be successful in a more competitive environment. However, as the industry becomes more competitive, future cash flows from operations could be subject to a higher degree of volatility than under the present regulatory structure.

COMMON STOCK

Cinergy

During 1998, 1997, and 1996, Cinergy issued approximately 194,000; 66,000; and 15,000 new shares, respectively, of common stock pursuant to various stock-based employee plans. In addition, Cinergy purchased approximately 861,000 and 1.7 million shares on the open market to satisfy the majority of its 1998 and 1997 obligations, respectively, under these plans. Cinergy currently plans to continue using market purchases of common stock to satisfy the majority of its obligations under these plans; however, given its future capital requirements, it will continue to re-evaluate this decision. In the event Cinergy begins issuing shares of common stock to satisfy these obligations, it has authority under PUHCA to issue and sell through December 31, 2000, up to approximately 22 million additional shares of Cinergy common stock.

SHORT-TERM DEBT

Cinergy, CG&E, PSI, and ULH&P

Cinergy has authority under PUHCA to issue and sell, through December 31, 2002, short-term notes, long-term unsecured debentures, and commercial paper in an aggregate principal amount not to exceed $2 billion. The entire amount may be outstanding as short-term debt; however, long-term unsecured debentures outstanding may not exceed $400 million at any time. In connection with this authority, Cinergy has established committed and uncommitted lines of credit, of which $305 million remained unused and available at December 31, 1998.

Also at year-end, Global Resources had $100 million available under its revolving credit facility.

As of December 31, 1998, Cinergy's utility subsidiaries had regulatory authority to borrow up to $853 million ($453 for CG&E and its subsidiaries, including $50 million for ULH&P, and $400 million for PSI). Pursuant to this authority, committed and uncommitted lines of credit have been established for CG&E and PSI of which, $310 million and $249 million, respectively, remained unused and available at December 31, 1998.

For a detailed discussion of the registrants' short-term indebtedness,  refer to
Note 5 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

LONG-TERM DEBT

Cinergy, CG&E, PSI, and ULH&P

Under the authority mentioned above, Cinergy had long-term debt authorization of $400 million, of which $200 million was issued and outstanding at December 31, 1998. CG&E has filed an application with the PUCO requesting authorization to issue up to $200 million of additional long-term debt. As of December 31, 1998, PSI and ULH&P had state regulatory authority for additional long-term debt issuance of $350 million and $10 million, respectively. Regulatory approval to issue additional amounts of securities will be requested as needed.

SALE OF ACCOUNTS RECEIVABLE

Cinergy, CG&E, PSI, and ULH&P

For a detailed discussion of the registrants' sale of accounts receivable, refer to Note 6 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Energy Commodities Sensitivity

Cinergy, CG&E, and PSI

The transactions associated with the energy marketing and trading activities give rise to various risks, including market risk. Market risk represents the potential risk of loss from changes in the market value of a particular commitment arising from adverse changes in market rates and prices. These operations subject Cinergy to the risks and volatilities associated with the energy commodities (primarily electricity and natural gas) which it markets and trades. The wholesale energy marketing and trading business continues to be very competitive. As the ECBU continues to develop and expand its energy marketing and trading business, its exposure to movements in the price of electricity and other energy commodities will become greater. As a result, Cinergy is likely to be subject to future earnings volatility.

The energy marketing and trading activities of the ECBU principally consist of CG&E's and PSI's power marketing and trading operation which markets and trades over-the-counter contracts for the purchase and sale of electricity primarily in the Midwest region of the US, where owned generation is located. These activities are conducted by Services on behalf of CG&E and PSI. The power marketing and trading operation consists of both physical and trading activities. Transactions are designated as physical when there is intent and ability to physically deliver the power from company-owned generation. All other transactions are considered trading transactions. Substantially all of the contracts in both the physical and trading portfolios commit Cinergy, CG&E, and/or PSI to purchase or sell electricity at fixed prices in the future (i.e., fixed-price forward purchase and sales contracts, full requirements contracts). The ECBU also markets and trades over-the-counter option contracts. Substantially all of the contracts in the physical portfolio require settlement by physical delivery of electricity. Contracts within the trading portfolio generally require settlement by physical delivery or are netted out in accordance with industry trading standards. The use of these types of physical commodity instruments is designed to allow the ECBU to manage and hedge contractual commitments, reduce exposure relative to the volatility of cash market prices, and take advantage of selected arbitrage opportunities.

The ECBU structures and modifies its net position to capture expected changes in future demand, seasonal market pricing characteristics, overall market sentiment, and price relationships between different time periods and trading regions. Therefore, at times, a net open position is created or allowed to continue when it is believed future changes in prices and market conditions will make the positions profitable. Position imbalances may also occur because of the basic lack of liquidity in the wholesale power market. To the extent net open positions exist, there is the risk that fluctuating market prices of electric power may potentially impact Cinergy's, CG&E's, and/or PSI's financial condition or results of operations adversely if prices do not move in the manner or direction expected.

The ECBU measures the risk inherent in the trading portfolio utilizing value-at-risk analysis and other methodologies, which utilize forward price curves in electric power markets to quantify estimates of the magnitude and probability of potential future losses related to open contract positions. Predominantly all of the contracts in the physical portfolio require physical delivery of electricity and generally do not allow for net cash settlement. Therefore, these contracts are not included in the value-at-risk analysis. The value-at-risk expresses the potential loss in fair value of the trading portfolio over a particular period of time, with a specified likelihood of occurrence, due to an adverse market movement. The value-at-risk is reported as a percentage of operating income, based on a 95% confidence interval, utilizing one-day holding periods. On a one day basis as of December 31, 1998, the value-at-risk for the power trading activities was less than 1% of Cinergy's
1998 Consolidated Operating Income. The average value-at-risk, on a one-day basis at the end of each quarter in 1998, for the power trading portfolio was less than 2% of Cinergy's 1998 Consolidated Operating Income. The daily value-at-risk for the power trading portfolio as of December 31, 1997, was also less than 2% of Cinergy's 1998 Consolidated Operating Income. The value-at-risk model uses the variance-covariance statistical modeling technique and historical volatilities and correlations over the past 200-day period. The estimated market prices used to value these transactions for value-at-risk purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials.

Cinergy

The ECBU, through Cinergy's acquisitions of ProEnergy and Greenwich Energy Partners, in 1998 and 1997, respectively, actively markets physical natural gas and actively trades derivative commodity instruments, customarily settled in cash, including futures, forwards, swaps, and options. The ESBU, through CRI, utilizes derivative commodity instruments, customarily settled in cash, primarily to hedge purchases and sales of natural gas. The aggregated value-at-risk amounts associated with these trading and hedging activities, utilizing 95% confidence intervals and one-day holding periods, were less than $1 million as of December 31, 1998 and 1997. The market risk exposures of these trading activities is not considered significant to Cinergy's financial condition or results of operations.

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

Concentration of credit risk with respect to the ESBU's trade accounts receivable from electric and gas retail customers is limited due to the large number of customers and diversified customer base of residential, commercial, and industrial customers. Contracts within the physical portfolio of the ECBU's power marketing and trading operations are primarily with traditional electric cooperatives and municipalities and other IOUs.

Contracts within the trading portfolio of the power marketing and trading operations are primarily with power marketers and other IOUs. As of December 31, 1998, approximately 73% of the activity within the trading portfolio represents commitments with 10 counterparties. The majority of these contracts are for terms of one year or less. As a result of the extreme volatility experienced in the Midwest power markets during 1998, several new entrants into the market began experiencing financial difficulties and failed to perform their contractual obligations. As a result, the bad debt provisions of approximately $13 million with respect to settled transactions were recorded during the year. Counterparty credit exposure within the power trading portfolio is routinely factored into the mark-to-market valuation. At December 31, 1998, credit exposure within the power trading portfolio is not believed to be significant.

Prior to 1998, credit exposure due to nonperformance by counterparties was not significant. As the competitive electric power market continues to develop, counterparties will increasingly include new market entrants, such as other power marketers, brokers, and commodity traders. This increased level of new market entrants, as well as competitive pressures on existing market participants, could increase the ECBU's exposure to credit risk with respect to its power marketing and trading operation. As of December 31, 1998, approximately 37% of the activity within the ECBU's physical gas marketing and trading portfolio represents commitments with 10 counterparties. Credit risk losses related to the ECBU's gas and other commodity physical and trading operations have not been significant. Based on the types of counterparties and customers with which transactions are executed, credit exposure within the gas and other commodity trading portfolios at December 31, 1998, is not believed to be significant.

Cinergy, CG&E, and PSI

Cinergy has established a risk management function and has implemented active risk management policies and procedures to manage and minimize corporate and business unit exposure to price risks and associated volatilities, other market risks, and credit risk. Cinergy maintains credit policies with regard to its counterparties in order to manage and minimize its exposure to credit risk. These policies include requiring parent company guarantees and various forms of collateral under certain circumstances and the use of mutual netting/closeout agreements. Cinergy manages, on a portfolio basis, the market risks inherent in its energy marketing and trading transactions subject to parameters established by Cinergy's Risk Policy Committee. Market and credit risks are monitored by the risk management and credit function, which operates separately from the business units which originate or actively manage the market and credit risk exposures, to ensure compliance with Cinergy's stated risk management policies and procedures. These policies and procedures are periodically reviewed and monitored to ensure their responsiveness to changing market and business conditions. In addition, efforts are ongoing to develop systems to improve the timeliness and quality of market and credit risk information.

Exchange Rate Sensitivity

Cinergy

Cinergy has exposure to fluctuations in the US dollar/UK pound sterling exchange rate through its investment in Midlands. Cinergy used dollar denominated variable interest rate debt to fund this investment, and has hedged the exchange rate exposure related to this transaction through a currency swap. Under the swap, Cinergy exchanged $500 million for 330 million pounds sterling. When the swap terminates in the year 2002, these amounts will be re-exchanged; that is, Cinergy will be repaid $500 million and will be obligated to repay to the counterparty 330 million pounds sterling. To fund this repayment, Cinergy could buy 330 million pounds sterling in the foreign exchange market at the prevailing spot rate or enter into a new currency swap.

The purpose of this swap is to hedge the value of Cinergy's investment in Midlands against changes in the dollar/pound sterling exchange rate. When the pound sterling weakens relative to the dollar, the dollar value of Cinergy's investment in Midlands as shown on its books declines; however, the value of the swap increases, offsetting the decline in the investment. The reverse is true when the pound sterling appreciates relative to the dollar. The translation gains and losses related to the principal exchange on the swap and on Cinergy's original investment in Midlands are recorded in "Accumulated other comprehensive loss", which is reported as a separate component of common stock equity in the Consolidated Financial Statements.

In connection with this swap, Cinergy must pay semi-annual interest on its pound sterling obligation and will receive semi-annual interest on the dollar notional amount. At December 31, 1998, the estimated fair value of this swap was $(59) million. This was partially offset by a $46 million currency translation gain to date on Cinergy's investment in Midlands.

Cinergy also has exposure to fluctuations in the US dollar/Czech koruna exchange rate through its investments in the Czech Republic. Cinergy has hedged the exchange rate exposure related to certain of its Czech koruna ("CZK")
denominated investments through foreign exchange forward contracts. The contracts require Cinergy to exchange 1,447 million Czech korunas for $40 million. When the Czech koruna strengthens relative to the dollar, the dollar value of Cinergy's investment increases; however, the value of the foreign exchange forward contracts decreases, offsetting the increase in the investment. The reverse is true when the Czech koruna declines relative to the dollar. Translation losses related to the contracts are recorded in "Accumulated other comprehensive loss", which is reported as a separate component of common stock equity in the Consolidated Financial Statements. At December 31, 1998, the estimated aggregate fair value of these foreign exchange forward contracts was $(7) million.

Cinergy has investments in various other countries where the net investments are not hedged. The Company does have exposure to fluctuations in exchange rates between the US dollar and the currencies of these countries. At December 31, 1998, Cinergy does not believe it has a material exposure to the currency risk attributable to these investments.

The following table summarizes the details of the swap and the foreign exchange forward contracts. (For presentation purposes, the pound sterling payment obligation has been converted to US dollars using the dollar/pound sterling spot exchange rate at December 31, 1998, of 1.66000. The interest rates are based on the six-month LIBOR implied forward rates at December 31, 1998.)

                                      Expected Maturity Date
                                                            There-
                         1999   2000  2001   2002    2003   after   Total
Currency Swap                         ($US Equivalent in millions)

Receive principal ($US)  $ -    $ -   $ -    $500    $ -    $ -     $500
Average interest
  receive rate (variable)  - %    - %   - %   5.3%     - %    - %    5.3%

Pay principal (pound
  sterling UK)           $ -    $ -   $ -    $548    $ -    $ -     $548
Average interest
  pay rate (partially
  variable, partially
  fixed)                   - %    - %   - %   6.0%     - %    - %    6.0%

Foreign Exchange Forward Contracts     ($US Equivalent in millions)

Receive $US/Pay CZK      $ 40   $ -   $ -    $ -     $ -    $ -     $ 40
Average contractual
  exchange rate(CZK/$US) 36.2     -     -      -       -      -     36.2

Interest Rate Sensitivity

Cinergy, CG&E, PSI, and ULH&P

Cinergy's net exposure to changes in interest rates primarily consists of short-term debt instruments with floating interest rates that are benchmarked to US short-term money market indices. At December 31, 1998, this included (i) short-term bank loans and commercial paper totaling $637 million ($5 million for CG&E and $90 million for PSI), (ii) $267 million of pollution control related debt ($184 million for CG&E and $83 million for PSI) which is classified as "Notes payable and other short-term obligations" on Cinergy's, CG&E's, and PSI's respective Consolidated Balance Sheets, and (iii) a $253 million sale of accounts receivable ($166 million sold by CG&E and its subsidiaries, including $16 million sold by ULH&P, and $87 million sold by PSI) (Cinergy's, CG&E's, PSI's, and ULH&P's respective Balance Sheets are net of this sale). At December 31, 1997, this included (i) short-term bank loans and commercial paper totaling $870 million ($105 million for CG&E and $131 million for PSI), (ii) $244 million of pollution control related debt ($184 million for CG&E and $60 million for PSI) which is classified as "Notes payable and other short-term obligations" on Cinergy's, CG&E's, and PSI's respective Consolidated Balance Sheets, and (iii) a $252 million sale of accounts receivable ($167 million sold by CG&E and its subsidiaries, including $29 million sold by ULH&P, and $85 million sold by PSI) (Cinergy's, CG&E's, PSI's, and ULH&P's respective Balance Sheets are net of the amounts sold). At December 31, 1998 and 1997, interest rates on bank loans, commercial paper, and the sale of accounts receivable approximated 6%, and the interest rate on the pollution control debt approximated 4%. Current forward yield curves project no significant change in applicable short-term interest rates over the next five years.

The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Cinergy and certain of its utility subsidiaries' long-term fixed-rate debt, other debt and capital lease obligations as of December 31, 1998:

                                              Expected Maturity Date
                                                                  There-            Fair
                             1999   2000   2001    2002   2003    after    Total    Value
                                                   (in millions)
Liabilities

Cinergy and Subsidiaries
Long-term Debt (a)
  Fixed rate                 $137   $ 32   $ 90(d) $124   $177(e) $2 097  $2 657   $2 830
  Average interest rate (b)   6.0%   5.7%   5.2%    7.3%   6.2%      7.0%    6.8%

  Other (c)                  $ -    $ -    $ -     $ -    $ -     $  100  $  100   $  104
  Average interest rate (b)    - %    - %    - %     - %    - %      6.5%    6.5%

Capital Lease
  Variable rate              $ -    $ -    $ 22    $ -    $ -     $  -    $   22   $   22
  Average interest rate (b)    - %    - %   5.3%     - %    - %      -  %    5.3%

CG&E and Subsidiaries
Long-term Debt (a)
  Fixed rate                 $130   $ -    $  1    $100   $120(e) $  902  $1 253   $1 311
  Average interest rate (b)   5.9%    - %   9.8%    7.3%   6.3%      6.9%    6.8%

  Other (c)                  $ -    $ -    $ -     $ -    $ -     $  100  $  100   $  104
  Average interest rate (b)    - %    - %    - %     - %    - %      6.5%    6.5%

Capital Lease
  Variable rate              $ -    $ -    $ 22    $ -    $ -     $  -    $   22   $   22
  Average interest rate (b)    - %    - %   5.3%     - %    - %      -  %    5.3%

PSI
Long-term Debt (a)
  Fixed rate                 $  7   $ 32   $ 89(d) $ 24   $ 57    $  836  $1 045   $1 134
  Average interest rate (b)   7.0%   5.7%   5.2%    7.6%   5.9%      7.3%    7.0%

ULH&P
Long-term Debt (a)
  Fixed rate                 $ 20   $ -    $ -     $ -    $ 20    $   35  $   75   $   78
  Average interest rate (b)   6.5%    - %    - %     - %   6.1%      7.0%    6.6%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term debt obligations, the weighted average interest rate is based on the coupon rates of the debt that is maturing in the year reported. For the capital lease, the interest rate is based on a spread over 3-month LIBOR, and averaged to be approximately 6% in 1998. For the variable rate Liquid Asset Notes with Coupon Exchange ("LANCEs"), the current forward yield curve suggests the interest rate on these notes would be fixed at 6.50% commencing October 1, 1999.

(c)  Variable rate LANCEs.

(d) 6.00% Debentures due December 14, 2016, reflected as maturing in 2001 as the interest rate resets on December 14, 2001.

(e) 6.35% Debentures due June 15, 2038, reflected as maturing in 2003 as the interest rate resets on June 15, 2003.

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

Through one interest rate swap agreement, Cinergy has effectively fixed the interest rate on the pound sterling denominated obligation created by the currency swap discussed above. This contract requires Cinergy to pay semi-annually a fixed rate and receive a floating rate through February 2002. The notional amount of the swap is 280 million pounds sterling. The fair value of the swap was approximately $(19) million at December 31, 1998. Translation gains and losses related to Cinergy's interest obligation, which is payable in pounds sterling, are recognized as a component of interest expense in the Consolidated Statements of Income. At December 31, 1998, the fair value of this swap decreased from $(3) million at December 31, 1997 primarily due to a projected decline in the average variable interest rate received on the dollar denominated leg of the swap over its remaining term.

At December 31, 1998, CG&E had an interest rate swap agreement outstanding related to its sale of accounts receivable. The contract has a notional amount of $100 million and requires CG&E to pay a fixed rate and receive a floating rate. PSI had three interest rate swap agreements outstanding with notional amounts of $100 million each. One contract, with two years remaining of a four-year term, requires PSI to pay a floating rate and receive a fixed rate. The other two contracts, with six-month terms, require PSI to pay a fixed rate and receive a floating rate. The floating rate is based on applicable LIBOR. At December 31, 1998 and 1997, the fair values of these interest rate swaps were not significant. The following table presents notional principal amounts and weighted average interest rates by contractual maturity dates for the interest rate swaps of Cinergy, CG&E, and PSI. The variable rates are the average implied forward rates during the contracts based on a December 31, 1998 one month commercial paper index yield curve for CG&E and the six month LIBOR yield curve at December 31, 1998 for Cinergy and PSI. Although Cinergy's swaps require payments to be made in pounds sterling, the table reflects the dollar equivalent notional amounts based on spot market foreign currency exchange rates at December 31, 1998.

                                       Expected Maturity Date
                                                        There-          Fair
                        1999  2000  2001  2002   2003   after   Total   Value
Interest Rate                       ($US Equivalent in millions)
Derivatives
Interest Rate Swaps
Receive fixed/pay
    variable ($US)      $ -   $100  $ -   $ -    $ -    $ -     $100    $  2
  Average pay rate       5.2%  5.1%   - %   - %    - %    - %    5.1%
  Average receive rate   6.1%  6.1%   - %   - %    - %    - %    6.1%

  Receive variable/pay
    fixed ($US)         $200  $ -   $ -   $ -    $ -    $ -     $200    $ (1)
  Average pay rate       5.5%   - %   - %   - %    - %    - %    5.5%
  Average receive rate   5.1%   - %   - %   - %    - %    - %    5.1%

  Receive variable/pay
    fixed (pound
    sterling UK)        $ -   $ -   $ -   $465(a)$ -    $ -     $465(a) $(19)
  Average pay rate        - %   - %   - %  7.1%    - %    - %    7.1%
  Average receive rate    - %   - %   - %  6.0%    - %    - %    6.0%

(a) Notional converted to US dollars using the Sterling spot exchange rate at December 31, 1998, of 1.66000.

ACCOUNTING CHANGES

Cinergy, CG&E, PSI, and ULH&P

During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 requires companies to record derivative instruments, as defined in Statement 133, as assets or liabilities, measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The standard is effective for fiscal years beginning after June 15, 1999, and Cinergy expects to adopt the provisions of Statement 133 in the first quarter of 2000. The Company has not yet quantified the impact of adopting Statement 133 on its consolidated financial statements. However, Statement 133 could increase volatility in earnings and other comprehensive income.

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

         Index to Financial Statements and Financial Statement Schedules

                                                                  Page Number
Financial Statements

  Cinergy, CG&E, PSI, and ULH&P
     Report of Independent Public Accountants . . . . . . . . . .     49
  Cinergy
     Consolidated Statements of Income for the three years
       ended December 31, 1998. . . . . . . . . . . . . . . . . .     51
     Consolidated Balance Sheets at December 31,
       1998 and 1997. . . . . . . . . . . . . . . . . . . . . . .     52
     Consolidated Statements of Changes in Common Stock
       Equity for the three years ended December 31, 1998 . . . .     54
     Consolidated Statements of Cash Flows for the
       three years ended December 31, 1998. . . . . . . . . . . .     55
     Results of Operations. . . . . . . . . . . . . . . . . . . .     56
  CG&E
     Consolidated Statements of Income for the three years
       ended December 31, 1998. . . . . . . . . . . . . . . . . .     62
     Consolidated Balance Sheets at December 31,
       1998 and 1997. . . . . . . . . . . . . . . . . . . . . . .     63
     Consolidated Statements of Changes in Common Stock
       Equity for the three years ended December 31, 1998 . . . .     65
     Consolidated Statements of Cash Flows for the
       three years ended December 31, 1998. . . . . . . . . . . .     66
     Results of Operations. . . . . . . . . . . . . . . . . . . .     67
  PSI
     Consolidated Statements of Income for the three years
       ended December 31, 1998. . . . . . . . . . . . . . . . . .     72
     Consolidated Balance Sheets at December 31,
       1998 and 1997. . . . . . . . . . . . . . . . . . . . . . .     73
     Consolidated Statements of Changes in Common Stock
       Equity for the three years ended December 31, 1998 . . . .     75
     Consolidated Statements of Cash Flows for the
       three years ended December 31, 1998. . . . . . . . . . . .     76
     Results of Operations. . . . . . . . . . . . . . . . . . . .     77
  ULH&P
     Statements of Income for the three years ended
       December 31, 1998. . . . . . . . . . . . . . . . . . . . .     81
     Balance Sheets at December 31, 1998 and 1997 . . . . . . . .     82
     Statements of Changes in Common Stock Equity
       for the three years ended December 31, 1998. . . . . . . .     84
     Statements of Cash Flows for the three years ended
       December 31, 1998. . . . . . . . . . . . . . . . . . . . .     85
     Results of Operations. . . . . . . . . . . . . . . . . . . .     86

  Notes to Financial Statements . . . . . . . . . . . . . . . . .     88

Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts
       Cinergy. . . . . . . . . . . . . . . . . . . . . . . . . .    155
       CG&E . . . . . . . . . . . . . . . . . . . . . . . . . . .    156
       PSI. . . . . . . . . . . . . . . . . . . . . . . . . . . .    157
       ULH&P. . . . . . . . . . . . . . . . . . . . . . . . . . .    158

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company:

We have audited the financial statements of Cinergy Corp. (a Delaware Corporation), The Cincinnati Gas & Electric Company (an Ohio Corporation), PSI Energy, Inc. (an Indiana Corporation), and The Union Light, Heat and Power Company (a Kentucky Corporation), as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, as listed in the index on page 48. These financial statements and the schedules referred to below are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its energy trading and risk management activities effective December 31, 1998.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental financial statement schedules listed in the index on page 48 pursuant to Item 14, are presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations under the Securities Exchange Act of 1934 and are not a required part of the basic financial statements. The supplemental financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP
Cincinnati, Ohio
January 28, 1999

Cinergy Corp.
  and Subsidiaries


                                  CINERGY CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                                           1998           1997           1996
                                        (in thousands, except per share amounts)

Operating Revenues
  Electric                              $4 747 235     $3 861 698     $2 768 706
  Gas                                    1 060 664        491 145        474 035
  Other                                     68 395         34 258         33 446
                                         5 876 294      4 387 101      3 276 187

Operating Expenses
  Fuel and purchased and exchanged
    power                                2 846 323      1 912 793        872 088
  Gas purchased                            857 010        266 158        249 116
  Other operation and maintenance        1 006 382        869 867        838 218
  Depreciation and amortization            325 515        306 922        294 852
  Taxes other than income taxes            274 635        265 693        258 375
                                         5 309 865      3 621 433      2 512 649

Operating Income                           566 429        765 668        763 538

Equity in Earnings of Unconsolidated
  Subsidiaries                              51 484         60 392         25 430

Other Income and (Expenses) - Net           10 346         (1 534)       (16 652)

Interest                                   243 587        236 319        215 603

Income Before Taxes                        384 672        588 207        556 713

Income Taxes (Note 11)                     117 187        213 000        198 736

Preferred Dividend Requirements
  of Subsidiaries                            6 517         12 569         23 180

Net Income Before Extraordinary Item    $  260 968     $  362 638     $  334 797
Extraordinary Item - Equity Share of
  Windfall Profits Tax (Less Applicable
  Income Taxes of $0) (Note 17)               -          (109 400)           -
Net Income                              $  260 968     $  253 238     $  334 797

Average Common Shares Outstanding          158 238        157 685        157 678

Earnings Per Common Share (Note 16)
  Net income before extraordinary item       $1.65          $2.30          $2.00
  Net income                                 $1.65          $1.61          $2.00

Earnings Per Common Share - Assuming
  Dilution (Note 16)
    Net income before extraordinary item     $1.65          $2.28          $1.99
    Net income                               $1.65          $1.59          $1.99

Dividends Declared Per Common Share          $1.80          $1.80          $1.74

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                  CINERGY CORP.

                           CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31
                                                        1998           1997
                                                       (dollars in thousands)

Current Assets
  Cash and temporary cash investments               $   100 154     $   53 310
  Restricted deposits                                     3 587          2 319
  Notes receivable                                           64            110
  Accounts receivable less accumulated provision
    for doubtful accounts of $25,622 at December
    31, 1998, and $10,382 at December 31, 1997
    (Note 6)                                            580 305        413 516
  Materials, supplies, and fuel - at average cost       202 747        163 156
  Prepayments and other                                  74 849         38 171
  Energy risk management assets (Note 1(c))             969 000           -___
                                                      1 930 706        670 582
Utility Plant - Original Cost
  In service
    Electric                                          9 222 261      8 981 182
    Gas                                                 786 188        746 903
    Common                                              186 364        186 078
                                                     10 194 813      9 914 163
  Accumulated depreciation                            4 040 247      3 800 322
                                                      6 154 566      6 113 841
  Construction work in progress                         189 883        183 262
      Total utility plant                             6 344 449      6 297 103

Other Assets
  Regulatory assets (Note 1(f))                         970 767      1 076 851
  Investments in unconsolidated
    subsidiaries (Note 10)                              574 401        537 720
  Other                                                 478 472        275 897
                                                      2 023 640      1 890 468

                                                    $10 298 795     $8 858 153

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                  CINERGY CORP.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             December 31
                                                         1998          1997
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                  $   668 860    $  488 716
  Accrued taxes                                         228 347       187 033
  Accrued interest                                       51 679        46 622
  Notes payable and other short-term
    obligations (Note 5)                                903 700     1 114 028
  Long-term debt due within one year (Note 4)           136 000        85 000
  Energy risk management liabilities (Note 1(c))      1 117 146          -
  Other                                                  93 376        79 193
                                                      3 199 108     2 000 592

Non-Current Liabilities
  Long-term debt (Note 4)                             2 604 467     2 150 902
  Deferred income taxes (Note 11)                     1 091 075     1 248 543
  Unamortized investment tax credits                    156 757       166 262
  Accrued pension and other postretirement
    benefit costs (Note 9)                              315 147       297 142
  Other                                                 298 370       277 523
                                                      4 465 816     4 140 372

      Total liabilities                               7 664 924     6 140 964

Cumulative Preferred Stock of Subsidiaries (Note 3)
  Not subject to mandatory redemption                    92 640       177 989

Common Stock Equity (Note 2)
  Common stock - $.01 par value;
    authorized shares - 600,000,000;
    outstanding shares - 158,664,532 in 1998
    and 157,744,658 in 1997                               1 587         1 577
  Paid-in capital                                     1 595 237     1 573 064
  Retained earnings                                     945 214       967 420
  Accumulated other comprehensive loss                     (807)       (2 861)
      Total common stock equity                       2 541 231     2 539 200

Commitments and Contingencies (Note 12)
                                                    $10 298 795    $8 858 153




                                                             CINERGY CORP.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                                        (dollars in thousands)
                                                                                      Accumulated
                                                                                         Other           Total            Total
                                               Common     Paid-in       Retained     Comprehensive    Comprehensive    Common Stock
                                               Stock      Capital       Earnings         Loss            Income           Equity

Balance at December 31, 1995                   $1 577    $1 597 050    $  951 290      $(1 074)                         $2 548 843
Comprehensive income
  Net income                                                              334 797                       $334 797           334 797
  Other comprehensive income, net of tax
      effect of $179
  Foreign currency translation adjustment                                                                   (131)             (131)
    Minimum pension liability adjustment                                                                    (179)             (179)
    Other comprehensive loss total                                                        (310)             (310)
Comprehensive income total                                                                              $334 487
Issuance of 8,988 shares of common stock - net                  311                                                            311
Treasury shares purchased                          (4)      (14 887)                                                       (14 891)
Treasury shares reissued                            4         8 599                                                          8 603
Dividends on common stock (see page 51 for
  per share amounts)                                                     (274 358)                                        (274 358)
Costs of reacquisition of preferred stock
  of subsidiary                                                           (18 391)                                         (18 391)
Other                                                          (338)          188                                             (150)

Balance at December 31, 1996                   $1 577    $1 590 735    $  993 526      $(1 384)                         $2 584 454
Comprehensive income
  Net income                                                              253 238                       $253 238           253 238
  Other comprehensive income, net of tax
      effect of $1,595
    Foreign currency translation adjustment                                                                 (394)             (394)
    Minimum pension liability adjustment                                                                  (1 083)           (1 083)
    Other comprehensive loss total                                                      (1 477)           (1 477)
Comprehensive income total                                                                              $251 761
Issuance of 65,529 shares of common stock - net               2 066                                                          2 066
Treasury shares purchased                         (11)      (46 199)                                                       (46 210)
Treasury shares reissued                           11        26 729                                                         26 740
Dividends on common stock (see page 51 for
  per share amounts)                                                     (283 866)                                        (283 866)
Other                                                          (267)        4 522                                            4 255

Balance at December 31, 1997                   $1 577    $1 573 064    $  967 420      $(2 861)                         $2 539 200
Comprehensive income
  Net income                                                              260 968                       $260 968           260 968
  Other comprehensive income, net of tax
      effect of $(1,813)
    Foreign currency translation adjustment                                                                2 160             2 160
    Minimum pension liability adjustment                                                                    (106)             (106)
    Other comprehensive income total                                                     2 054             2 054
Comprehensive income total                                                                              $263 022
Issuance of 919,874 shares of common stock - net   10        30 225                                                         30 235
Treasury shares purchased                          (3)      (15 426)                                                       (15 429)
Treasury shares reissued                            3         7 325                                                          7 328
Dividends on common stock (see page 51 for
  per share amounts)                                                     (284 703)                                        (284 703)
Other                                                            49         1 529                                            1 578
Balance at December 31, 1998                   $1 587    $1 595 237    $  945 214      $  (807)                         $2 541 231

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                                             CINERGY CORP.

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         1998          1997        1996
                                                                  (in thousands)

Operating Activities
  Net income                                          $ 260 968     $ 253 238   $ 334 797
  Items providing or (using) cash currently:
    Depreciation and amortization                       325 515       306 922     294 852
    Wabash Valley Power Association, Inc.
      settlement                                         80 000          -        (80 000)
    Deferred income taxes and investment tax
      credits - net                                    (107 835)       67 638      47 912
    Unrealized loss from energy risk management
      activities                                        135 000        15 000        -
    Equity in earnings of unconsolidated
      subsidiaries                                      (45 374)      (35 239)    (25 430)
    Extraordinary item - equity share of windfall
      profits tax                                          -          109 400        -
    Allowance for equity funds used during
      construction                                       (1 668)          (98)     (1 225)
    Regulatory assets - net                              46 856        33 605     (17 135)
    Changes in current assets and current liabilities
        Restricted deposits                              (1 268)         (598)       (358)
        Accounts and notes receivable                   (45 811)     (217 157)    132 749
        Materials, supplies, and fuel                   (33 484)       21 817      44 005
        Accounts payable                                 44 535       183 296      37 281
        Accrued taxes and interest                       46 371       (21 414)     (1 289)
        Other current assets and liabilities             (9 495)      (36 582)     52 749
    Other items - net                                    29 698        53 750      (8 161)

        Net cash provided by operating activities       724 008       733 578     810 747

Financing Activities
  Change in short-term debt                            (245 413)      191 811     572 417
  Issuance of long-term debt                            785 554       100 062     150 217
  Redemption of long-term debt                         (384 520)     (336 312)   (237 183)
  Funds on deposit from issuance of long-term debt         -             -            973
  Retirement of preferred stock of subsidiaries         (85 299)      (16 269)   (212 487)
  Issuance of common stock                                3 724         2 066         311
  Dividends on common stock                            (283 884)     (283 866)   (274 358)

        Net cash used in financing activities          (209 838)     (342 508)       (110)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)             (368 609)     (328 055)   (323 013)
  Acquisition of businesses (net of cash acquired)      (63 412)         -           -
  Investments in unconsolidated subsidiaries            (35 305)      (29 032)   (503 349)

        Net cash used in investing activities          (467 326)     (357 087)   (826 362)

Net increase (decrease) in cash and temporary
  cash investments                                       46 844        33 983     (15 725)
Cash and temporary cash investments at beginning
  of period                                              53 310        19 327      35 052
Cash and temporary cash investments at end of
  period                                              $ 100 154     $  53 310   $  19 327

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
    Interest (net of amount capitalized)              $ 229 501     $ 235 948   $ 207 393
    Income taxes                                        179 677       140 655     141 917

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - CINERGY

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related kilowatt-hour ("kwh") sales are shown below:

                                  Revenue                   Kwh Sales
                          1998     1997     1996     1998     1997     1996
                                       ($ and kwh in millions)

Retail                   $2,553   $2,455   $2,438   46,983   45,327   45,121
Sales for resale          2,140    1,368      297   77,558   57,454   12,399
Other                        54       39       34     -        -        -
Total                    $4,747   $3,862   $2,769  124,541  102,781   57,520

Electric operating revenues increased $885 million (23%) for 1998, when compared to 1997. This increase was primarily due to increased volumes and a higher average price per kwh received on non-firm power sales for resale transactions related to the energy marketing and trading operations. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase were higher retail kwh sales due to the warmer weather during 1998 when compared to 1997 and growth in the average number of residential and commercial customers.

Higher non-firm power sales for resale due to increased activity in the energy marketing and trading operations significantly contributed to the $1.1 billion (39%) increase in electric operating revenues in 1997, when compared to 1996. Also contributing to the increase was a full year's effects of PSI's retail rate increases approved in the September 1996 Order, as amended in August 1997, the December 1996 DSM Order, and the return of approximately $13 million to customers in 1996 in accordance with an order issued in February 1995 by the IURC ("February 1995 Order"). This order required all retail operating income above a certain rate of return to be refunded to customers. Partially offsetting these increases was the reduction in fuel revenue due to a lower average cost of fuel used in electric production.

Gas Operating Revenues

The components of gas operating revenues and the related thousand cubic feet ("mcf") sales are shown below:

                                Revenue                Mcf Sales
                          1998    1997   1996     1998   1997   1996
                                   ($ and mcf in millions)

Sales for resale         $  659   $  -   $  -      338      -      -
Retail                      357    454    440       55     69     75
Transportation               41     32     28       58     54     49
Other                         4      5      6        -      -      -
Total                    $1,061   $491   $474      451    123    124

Gas operating revenues increased $570 million in 1998, as compared to 1997. This increase was primarily due to the gas operating revenues of ProEnergy, which was acquired in June 1998. Partially offsetting this increase was a decline in retail sales due to lower mcf volumes reflecting, in part, the milder weather during the first quarter of 1998, and a reduction in the average number of full-service residential, commercial and industrial customers. Transportation revenues increased as full-service customers continued the move away from full service to purchasing gas directly from suppliers, using transportation services provided by CG&E.

The gas rate increase of 2.5% (approximately $9 million annually) approved by the PUCO in the December 1996 Order and a higher average cost per mcf of gas purchased contributed to the $17 million (4%) increase in gas operating revenues in 1997, as compared to 1996. These increases were partially offset by a decline in retail sales due to lower mcf volumes reflecting milder weather during 1997.

Other Revenues

Other revenues increased $34 million in 1998, as compared to 1997. This increase was primarily the result of increased sales and new initiatives by the non-regulated businesses operated by the various business units.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                                    1998       1997      1996
                                                          (in millions)

Fuel                                               $  723     $  693     $713
Purchased and exchanged power                       2,123      1,220      159
Total                                              $2,846     $1,913     $872

Electric fuel costs increased $30 million (4%) in 1998, when compared to 1997, and declined $20 million (3%) in 1997, when compared to 1996.

An analysis of these fuel costs is shown below:

                                                     1998      1997
                                                      (in millions)

Previous year's fuel expense                         $693      $713
Increase (Decrease) due to change in:
  Price of fuel                                       (23)        7
  Deferred fuel cost                                   22       (55)
  Kwh generation                                       28        28
  Other                                                 3        -_

Current year's fuel expense                          $723      $693

Purchased and exchanged power expense increased $903 million (74%) and $1.1 billion in 1998 and 1997, respectively. These increases primarily reflect increased purchases of non-firm power for resale to others as a result of increased activity in the energy marketing and trading operations and an increase in the average price paid per kwh. Also recorded in 1998 were $135 million of unrealized losses related to the power marketing and trading operations. (See Note 1(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" and the "Market Risk Sensitive Instruments and Positions" section for discussions on Cinergy's energy marketing and trading operations.)

Gas Purchased

Gas purchased increased $591 million in 1998, as compared to 1997. This is primarily due to the gas purchased expenses of ProEnergy, which was acquired in June 1998. Slightly offsetting this increase was a decrease in the volumes of gas purchased by CG&E, due to lower demand, and a lower average cost per mcf of gas purchased by CG&E.

The increase in gas purchased expense of $17 million (7%) in 1997, as compared to 1996, reflects a higher average cost per mcf of gas purchased. This increase was partially offset by a decline in the volumes of gas purchased.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                        1998   1997   1996
                                          (in millions)

Other operation                        $  814  $693   $644
Maintenance                               192   177    194
Total                                  $1,006  $870   $838

Other operation expenses increased $121 million (17%) in 1998, as compared to 1997. This increase is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the Wabash Valley Power Association, Inc. ("WVPA"). (See Note 18 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.") This increase was also the result of increased growth and new initiatives by the non-regulated businesses operated by the various business units. Maintenance expenses increased $15 million (8%) in 1998, as compared to 1997. This increase is due to an increase in boiler plant maintenance, an increase in general plant expenses, and an increase in distribution line maintenance costs resulting from storm damage during the second quarter of 1998.

Other operation expenses increased $49 million (8%) in 1997, as compared to 1996. This increase is primarily due to higher other operation expenses relating to the PSI Clean Coal Project, amortization of deferred DSM expenses, and amortization of deferred expenses associated with the Clean Coal Project, all of which are being recovered in revenues. The effect of discontinuing deferral of certain DSM-related costs also added to the increase. Maintenance expenses decreased $17 million (9%) in 1997, as compared to 1996. This decrease is primarily attributable to reduced outage related charges and other maintenance costs associated with the electric production facilities. Reduced maintenance costs associated with the electric transmission and distribution facilities in the PSI territory also contributed to the decrease for 1997.

Depreciation and Amortization

Depreciation and amortization increased $19 million (6%) in 1998, as compared to 1997. This increase is primarily attributable to amortization of phase-in deferrals reflecting the PUCO ordered phase-in plan for the William H. Zimmer Generating Station ("Zimmer"). (See Note 1(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Equity in Earnings of Unconsolidated Subsidiaries

The decrease in equity in earnings of unconsolidated subsidiaries of $9 million (15%) for 1998, as compared to 1997, is partially due to a decline in the earnings of Midlands, as a result of milder weather conditions and a penalty imposed on each electric distribution company caused by the delay in opening the electricity supply business to competition.

The increase in equity in earnings of unconsolidated subsidiaries of $35 million for 1997, as compared to 1996, primarily reflects a full year's effect of the investment in Midlands. Midlands was purchased during the second quarter of 1996.

Other Income and (Expenses) - Net

The $12 million change in other income and (expenses) - net for 1998, as compared to 1997, is primarily due to a gain on the sale of Cinergy's interest in a foreign subsidiary. This gain is partially offset by a litigation settlement.

The $15 million change in other income and (expenses) - net for 1997, as compared to 1996, is due, in part, to charges in 1996 of approximately $14 million associated with the disallowance of information system costs related to the December 1996 Order, a gain of approximately $4 million in 1997 on the sale of a PSI investment, and a loss of approximately $5 million in 1996 on the sale of a foreign subsidiary. These items were partially offset by gains of approximately $6 million in 1996 related to the sale of certain CG&E assets, approximately $2 million of increased expenses in 1997 associated with the sales of accounts receivable for PSI, CG&E, and ULH&P.

Interest

The $21 million (10%) increase in interest expense in 1997, as compared to 1996, is due to higher short-term borrowings used to fund the redemption of first mortgage bonds by CG&E and Cinergy's investments in non-regulated companies, including Avon Energy.

Income Taxes

Income taxes decreased $96 million (45%) in 1998, as compared to 1997, due to a decrease in taxable income over the prior year and the increased utilization of foreign tax credits.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $6 million (48%) for 1998, as compared to 1997, is primarily attributable to PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

Preferred dividend requirements of subsidiaries decreased $11 million (46%) in 1997, when compared to 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer. (See Note 3(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Extraordinary Item

Extraordinary item - equity share of windfall profits tax represents the one-time charge for the windfall profits tax levied against Midlands as recorded in 1997. (See Note 17 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

The Cincinnati Gas & Electric Company
and Subsidiaries


                      THE CINCINNATI GAS & ELECTRIC COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                           1998           1997           1996
                                                     (in thousands)

Operating Revenues
  Electric                              $2 452 692     $1 956 256     $1 502 008
  Gas                                      403 431        495 620        474 041
                                         2 856 123      2 451 876      1 976 049

Operating Expenses
  Fuel and purchased and exchanged
    power                                1 407 136        896 025        417 451
  Gas purchased                            199 683        266 123        249 116
  Other operation and maintenance          392 841        398 336        426 374
  Depreciation and amortization            191 109        180 191        177 839
  Taxes other than income taxes            217 691        211 303        207 904
                                         2 408 460      1 951 978      1 478 684

Operating Income                           447 663        499 898        497 365

Other Income and (Expenses) - Net           (1 291)        (6 156)       (11 699)

Interest                                   102 238        115 828        122 550

Income Before Taxes                        344 134        377 914        363 116

Income Taxes (Note 11)                     128 322        138 761        135 936

Net Income                                 215 812        239 153        227 180

Preferred Dividend Requirement                 858            868         10 643

Costs of Reacquisition of
  Preferred Stock (Note 3(b))                 -              -            18 391

Net Income Applicable to
  Common Stock                          $  214 954     $  238 285     $  198 146

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                      THE CINCINNATI GAS & ELECTRIC COMPANY

                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                            December 31
                                                        1998           1997
                                                      (dollars in thousands)

Current Assets
  Cash and temporary cash investments                $   26 989     $    2 349
  Restricted deposits                                     1 173          1 173
  Notes receivable from affiliated companies             84 358         27 193
  Accounts receivable less accumulated provision
    for doubtful accounts of $17,607 at December
    31, 1998, and $9,199 at December 31, 1997
    (Note 6)                                            205 060        193 549
  Accounts receivable from affiliated companies          22 635         35 507
  Materials, supplies, and fuel - at average cost       115 294        107 967
  Prepayments and other                                  40 158         31 827
  Energy risk management assets (Note 1(c))             484 500           -
                                                        980 167        399 565

Utility Plant - Original Cost
  In service
    Electric                                          4 806 958      4 700 631
    Gas                                                 786 188        746 903
    Common                                              186 364        186 078
                                                      5 779 510      5 633 612
  Accumulated depreciation                            2 147 298      2 008 005
                                                      3 632 212      3 625 607
  Construction work in progress                         119 993        118 133
      Total utility plant                             3 752 205      3 743 740

Other Assets
  Regulatory assets (Note 1(f))                         627 035        667 765
  Other                                                 100 061        103 368
                                                        727 096        771 133

                                                     $5 459 468     $4 914 438

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                      THE CINCINNATI GAS & ELECTRIC COMPANY

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                            December 31
                                                        1998          1997
                                                      (dollars in thousands)

Current Liabilities
  Accounts payable                                   $  282 743    $  249 538
  Accounts payable to affiliated companies               13 166        10 821
  Accrued taxes                                         151 455       149 129
  Accrued interest                                       20 571        25 430
  Notes payable and other short-term
    obligations (Note 5)                                189 283       289 000
  Notes payable to affiliated companies                  17 020        12 253
  Long-term debt due within one year (Note 4)           130 000          -
  Energy risk management liabilities (Note 1(c))        558 573          -
  Other                                                  26 422        29 950
                                                      1 389 233       766 121
Non-Current Liabilities
  Long-term debt (Note 4)                             1 219 778     1 324 432
  Deferred income taxes (Note 11)                       771 145       794 396
  Unamortized investment tax credits                    110 801       116 966
  Accrued pension and other postretirement
    benefit costs (Note 9)                              146 361       180 566
  Other                                                 134 990       100 576
                                                      2 383 075     2 516 936

      Total liabilities                               3 772 308     3 283 057

Cumulative Preferred Stock (Note 3)
  Not subject to mandatory redemption                    20 717        20 793

Common Stock Equity (Note 2)
  Common stock - $8.50 par value;
    authorized shares - 120,000,000; outstanding
    shares - 89,663,086 in 1998 and 1997                762 136       762 136
  Paid-in capital                                       553 926       534 649
  Retained earnings                                     351 505       314 553
  Accumulated other comprehensive loss                   (1 124)         (750)
      Total common stock equity                       1 666 443     1 610 588

Commitments and Contingencies (Note 12)
                                                     $5 459 468    $4 914 438


                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                                        (dollars in thousands)

                                                                                 Accumulated
                                                                                    Other              Total              Total
                                   Common         Paid-in        Retained       Comprehensive      Comprehensive      Common Stock
                                   Stock          Capital        Earnings           Loss              Income             Equity

Balance at December 31, 1995      $762 136       $339 101        $427 226                                              $1 528 463
Comprehensive income
  Net income                                                      227 180                            $227 180             227 180
Comprehensive income total                                                                           $227 180
Contribution from parent
  company                                         197 207                                                                 197 207
Dividends on preferred stock                                      (10 643)                                                (10 643)
Dividends on common stock                                        (377 969)                                               (377 969)
Costs of reacquisition of
  preferred stock                                                 (18 391)                                                (18 391)
Other                                                 (32)                                                                    (32)

Balance at December 31, 1996      $762 136       $536 276        $247 403                                              $1 545 815
Comprehensive income
  Net income                                                      239 153                            $239 153             239 153
  Other comprehensive income,
      net of tax effect of $404
    Minimum pension liability
      adjustment                                                                                         (750)               (750)
    Other comprehensive loss
      total                                                                       $  (750)               (750)
Comprehensive income total                                                                           $238 403
Dividends on preferred stock                                         (871)                                                   (871)
Dividends on common stock                                        (170 400)                                               (170 400)
Other                                              (1 627)           (732)                                                 (2 359)

Balance at December 31, 1997      $762 136       $534 649        $314 553         $  (750)                             $1 610 588
Comprehensive income
  Net income                                                      215 812                            $215 812             215 812
  Other comprehensive income,
      net of tax effect of $201
    Minimum pension liability
      adjustment                                                                                         (374)               (374)
    Other comprehensive loss
      total                                                                       $  (374)               (374)
Comprehensive income total                                                                           $215 438
Dividends on preferred stock                                         (859)                                                   (859)
Dividends on common stock                                        (178 000)                                               (178 000)
Contribution from parent company
  for reallocation of taxes                        19 253                                                                  19 253
Other                                                  24              (1)                                                     23

Balance at December 31, 1998      $762 136       $553 926        $351 505         $(1 124)                             $1 666 443

The accompanying  notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.



                      THE CINCINNATI GAS & ELECTRIC COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         1998         1997         1996
                                                                 (in thousands)

Operating Activities
  Net income                                          $ 215 812    $ 239 153    $ 227 180
  Items providing or (using) cash currently:
    Depreciation and amortization                       191 109      180 191      177 839
    Deferred income taxes and investment tax
      credits - net                                     (27 045)      16 443       18 929
    Unrealized loss from energy risk management
      activities                                         73 000        2 000         -
    Allowance for equity funds used during
      construction                                       (1 647)         (98)      (1 225)
    Regulatory assets - net                               4 606        6 472        3 513
    Changes in current assets and current
      liabilities
        Accounts and notes receivable                   (55 788)    (105 829)     156 182
        Materials, supplies, and fuel                    (7 327)       6 872        2 437
        Accounts payable                                 35 550       81 569       19 587
        Accrued taxes and interest                       (2 533)        (272)      10 165
        Other current assets and liabilities             (5 359)      (1 637)     (10 106)
    Other items - net                                    40 782        4 257       56 664

        Net cash provided by operating activities       461 160      429 121      661 165

Financing Activities
  Change in short-term debt                             (94 950)      86 662       30 591
  Issuance of long-term debt                            243 186      100 062         -
  Redemption of long-term debt                         (220 409)    (290 612)    (162 583)
  Retirement of preferred stock                             (52)        (234)        -
  Dividends on preferred stock                             (859)        (871)     (10 643)
  Dividends on common stock                            (178 000)    (170 400)    (377 969)

        Net cash used in financing activities          (251 084)    (275 393)    (520 604)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)             (185 436)    (156 499)    (142 053)

        Net cash used in investing activities          (185 436)    (156 499)    (142 053)

Net increase (decrease) in cash and temporary
  cash investments                                       24 640       (2 771)      (1 492)

Cash and temporary cash investments at beginning
  of period                                               2 349        5 120        6 612

Cash and temporary cash investments at end of
  period                                              $  26 989    $   2 349    $   5 120

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
    Interest (net of amount capitalized)              $ 101 897    $ 115 801    $ 117 848
    Income taxes                                        125 704      106 154      109 034



The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - CG&E

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related kwh sales are shown below:

                                  Revenue                   Kwh Sales
                          1998     1997     1996     1998     1997     1996
                                       ($ and kwh in millions)

Retail                   $1,392   $1,315   $1,366   22,657   21,992   22,075
Sales for resale          1,046      623      123   37,861   26,640    6,096
Other                        15       18       13     -        -        -
Total                    $2,453   $1,956   $1,502   60,518   48,632   28,171

Electric operating revenues increased by $497 million (25%) in 1998 when compared to 1997. This increase was primarily due to increased volumes and a higher average price per kwh received on non-firm power sales for resale transactions related to the energy marketing and trading operations. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase were higher retail kwh sales due to the warmer weather during 1998 when compared to 1997 and growth in the average number of residential and commercial customers.

Higher non-firm power sales for resale due to increased activity in energy marketing and trading operations significantly contributed to the $454 million (30%) increase in electric operating revenues in 1997, when compared to 1996. Partially offsetting this increase was the reduction in fuel revenue due to a lower average cost of fuel used in electric production.

Non-system kwh sales (and related revenues and expenses) resulting from energy marketing and trading operations are allocated 50%/50% between CG&E and PSI pursuant to the operating agreement filed with the companies' regulators.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                   Revenue               Mcf Sales
                              1998   1997   1996    1998   1997   1996
                                       ($ and mcf in millions)

Retail                        $357   $454   $440      56     69     75
Transportation                  41     33     28      58     54     49
Other                            5      9      6       -      -      -
Total                         $403   $496   $474     114    123    124

Gas operating revenues decreased $93 million (19%) in 1998, as compared to 1997, reflecting a decline in retail mcf sales due to the milder weather during the first quarter of 1998 and a decrease in the average number of full-service residential, commercial, and industrial customers. Partially offsetting the decline was an increase in transportation revenues, as full-service customers continued the move away from full service to purchasing gas directly from suppliers, using transportation services provided by CG&E.

The gas rate increase of 2.5% ($9 million annually) approved by the PUCO in the December 1996 Order and a higher average cost per mcf of gas purchased contributed to the $22 million (5%) increase in gas operating revenues in 1997, as compared to 1996. These increases were partially offset by a decline in retail sales reflecting milder weather during 1997.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                                    1998       1997      1996
                                                          (in millions)

Fuel                                               $  339      $300      $349
Purchased and exchanged power                       1,068       596        68
Total                                              $1,407      $896      $417

Electric fuel costs increased $39 million (13%) in 1998, when compared to 1997, and decreased $49 million (14%) in 1997, when compared to 1996.

An analysis of these fuel costs is shown below:

                                                    1998       1997
                                                     (in millions)

Previous year's fuel expense                        $300       $349
Increase (Decrease) due to change in:
  Price of fuel                                       (4)         8
  Deferred fuel cost                                  33        (50)
  Kwh generation                                      10         (7)

Current year's fuel expense                         $339       $300

Purchased and exchanged power expense increased $472 million (79%) and $528 million in 1998 and 1997, respectively. These increases primarily reflect increased purchases of non-firm power for resale to others as a result of increased activity in energy marketing and trading operations and an increase in the average price paid per kwh. Also recorded in 1998 were $73 million of unrealized losses related to the energy marketing and trading operations. (See
Note 1(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" and the "Market Risk Sensitive Instruments and Positions" section for discussion on Cinergy's energy marketing and trading operations.)

Gas Purchased

Gas purchased decreased $66 million (25%) in 1998, as compared to 1997, reflecting a decrease in the volumes of gas purchased, due to lower demand, and a lower average cost per mcf of gas purchased.

The increase in gas purchased expense of $17 million (7%) in 1997, as compared to 1996, reflects a higher average cost per mcf of gas purchased. This increase was partially offset by a decline in the volumes of gas purchased.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                        1998    1997   1996
                                           (in millions)

Other operation                         $300    $308   $330
Maintenance                               93      90     96
Total                                   $393    $398   $426

Other operation expenses decreased $22 million (7%) in 1997, as compared to 1996. This decrease was primarily due to the effect of charges in 1996 for early retirement and severance programs and the December 1996 Order. Partially offsetting this decrease was the effect of curtailing certain deferrals associated with DSM programs for new participants after December 31, 1996. Maintenance expenses declined $6 million (6%) in 1997, as compared to 1996, primarily due to reduced outage related charges and other maintenance costs associated with electric production facilities. Reduced maintenance costs associated with electric distribution facilities also contributed to the decrease for 1997.

Depreciation and Amortization

In 1998, depreciation and amortization increased $11 million (6%), as compared to 1997. This increase was primarily due to the amortization of phase-in deferrals reflecting the PUCO ordered phase-in plan for Zimmer. (See Note 1(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $5 million for 1998, as compared to 1997, is largely due to an increase in interest income resulting from an increase in the balance of short-term loans to affiliated companies through Cinergy's money pool arrangement and an adjustment recorded in 1997 related to the sale of certain assets.

The $6 million change in other income and (expenses) - net for 1997, as compared to 1996, is due primarily to charges in 1996 of approximately $14 million associated with the disallowance of information system costs related to the December 1996 Order. These charges were partially offset by gains of approximately $6 million in 1996 related to the sale of certain CG&E assets, and approximately $2 million of increased expenses in 1997 associated with the sales of accounts receivable for CG&E and ULH&P.

Interest

The decrease in interest expense of $14 million (12%) in 1998, as compared to 1997, is due to decreases in both interest on long-term debt and other interest expense. The decrease in interest expense on long-term debt is primarily due to a net redemption of approximately $86 million of long-term debt during the period of March 1997 through December 1998. The decrease in other interest is due to a reduction in average short-term borrowings.

The decrease in interest expense of $7 million (5%) in 1997, as compared to 1996, is primarily due to a decrease in long-term debt which is partially offset by an increase in other interest. The decrease in interest on long-term debt is primarily due to the redemptions and maturities of long-term debt in 1996 and 1997. The increase in other interest is primarily due to interest expense on increased short-term borrowings used to fund CG&E's redemption of first mortgage bonds.

Preferred Dividend Requirement

Preferred dividend requirement decreased $10 million (92%) in 1997, when compared to 1996. This decrease is primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer. (See Note 3(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

PSI Energy, Inc.
and Subsidiary


                                PSI ENERGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                           1998           1997           1996
                                                     (in thousands)

Operating Revenues
  Electric                              $2 403 038     $1 960 395     $1 331 962

Operating Expenses
  Fuel and purchased and exchanged
    power                                1 547 511      1 059 173        519 901
  Other operation and maintenance          509 138        431 355        366 181
  Depreciation and amortization            130 604        126 731        117 013
  Taxes other than income taxes             54 541         53 721         49 911
                                         2 241 794      1 670 980      1 053 006

Operating Income                           161 244        289 415        278 956

Other Income and (Expenses) - Net            3 300          4 624          3 101

Interest                                    89 359         84 454         79 188

Income Before Taxes                         75 185        209 585        202 869

Income Taxes (Note 11)                      23 147         77 380         77 191

Net Income                              $   52 038     $  132 205     $  125 678

Preferred Dividend Requirement               5 659         11 701         12 537

Net Income Applicable to
  Common Stock                          $   46 379     $  120 504     $  113 141

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.



                                PSI ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                            December 31
                                                        1998           1997
                                                      (dollars in thousands)

Current Assets
  Cash and temporary cash investments                $   18 788     $   18 169
  Restricted deposits                                     2 414          1 146
  Notes receivable                                           73            110
  Notes receivable from affiliated companies             17 024         21 998
  Accounts receivable less accumulated provision
    for doubtful accounts of $7,893 at December
    31, 1998, and $1,183 at December 31, 1997
    (Note 6)                                            225 449        197 898
  Accounts receivable from affiliated companies             384          6 384
  Materials, supplies, and fuel - at average cost        80 445         55 189
  Prepayments and other                                  31 461          4 438
  Energy risk management assets (Note 1(c))             484 500           -
                                                        860 538        305 332

Electric Utility Plant - Original Cost
  In service                                          4 415 303      4 280 551
  Accumulated depreciation                            1 892 949      1 792 317
                                                      2 522 354      2 488 234
  Construction work in progress                          69 891         65 129
      Total electric utility plant                    2 592 245      2 553 363

Other Assets
  Regulatory assets (Note 1(f))                         343 731        409 086
  Other                                                  93 012        138 650
                                                        436 743        547 736

                                                     $3 889 526     $3 406 431

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.



                                PSI ENERGY, INC.

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                            December 31
                                                        1998           1997
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                   $  217 959     $  212 833
  Accounts payable to affiliated companies               30 145         41 326
  Accrued taxes                                          58 901         69 304
  Accrued interest                                       28 335         21 369
  Notes payable and other short-term
    obligations (Note 5)                                173 162        190 600
  Notes payable to affiliated companies                 102 946         16 435
  Long-term debt due within one year (Note 4)             6 000         85 000
  Energy risk management liabilities (Note 1(c))        558 573           -
  Other                                                   2 227          2 560
                                                      1 178 248        639 427

Non-Current Liabilities
  Long-term debt (Note 4)                             1 025 659        826 470
  Deferred income taxes (Note 11)                       364 049        403 535
  Unamortized investment tax credits                     45 956         49 296
  Accrued pension and other postretirement
    benefit costs (Note 9)                              112 387        116 576
  Other                                                 115 656        176 271
                                                      1 663 707      1 572 148

      Total liabilities                               2 841 955      2 211 575

Cumulative Preferred Stock (Note 3)
  Not subject to mandatory redemption                    71 923        157 196

Common Stock Equity (Note 2)
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701 in 1998
    and 1997                                                539            539
  Paid-in capital                                       410 739        400 893
  Retained earnings                                     564 865        637 814
  Accumulated other comprehensive loss                     (495)        (1 586)
      Total common stock equity                         975 648      1 037 660

Commitments and Contingencies (Note 12)
                                                     $3 889 526     $3 406 431


                                                           PSI ENERGY, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                                        (dollars in thousands)

                                                                               Accumulated
                                                                                  Other               Total               Total
                                   Common        Paid-in       Retained       Comprehensive       Comprehensive       Common Stock
                                   Stock         Capital       Earnings           Loss               Income              Equity

Balance at December 31, 1995        $539        $403 253       $626 349         $(1 074)                               $1 029 067
Comprehensive income
  Net income                                                    125 678                             $125 678              125 678
  Other comprehensive income,
      net of tax effect of $109
    Minimum pension liability
      adjustment                                                                                        (179)                (179)
    Other comprehensive loss
      total                                                                        (179)                (179)
Comprehensive income total                                                                          $125 499
Dividends on preferred stock                                    (12 629)                                                  (12 629)
Dividends on common stock                                      (112 076)                                                 (112 076)
Other                                               (306)            20                                                      (286)

Balance at December 31, 1996        $539        $402 947       $627 342         $(1 253)                               $1 029 575
Comprehensive income
  Net income                                                    132 205                             $132 205              132 205
  Other comprehensive income,
      net of tax effect of $203
    Minimum pension liability
      adjustment                                                                                        (333)                (333)
    Other comprehensive loss
      total                                                                        (333)                (333)
Comprehensive income total                                                                          $131 872
Dividends on preferred stock                                    (11 795)                                                  (11 795)
Dividends on common stock                                      (113 600)                                                 (113 600)
Other                                             (2 054)         3 662                                                     1 608

Balance at December 31, 1997        $539        $400 893       $637 814         $(1 586)                               $1 037 660
Comprehensive income
  Net income                                                     52 038                             $ 52 038               52 038
  Other comprehensive income,
      net of tax effect of $(666)
    Minimum pension liability
      adjustment                                                                                       1 091                1 091
    Other comprehensive income
      total                                                                       1 091                1 091
Comprehensive income total                                                                          $ 53 129
Dividends on preferred stock                                     (6 187)                                                   (6 187)
Dividends on common stock                                      (106 800)                                                 (106 800)
Non-cash dividend on common stock                               (11 999)                                                  (11 999)
Contribution from parent company
  for reallocation of taxes                        9 823                                                                    9 823
Other                                                 23             (1)                                                       22

Balance at December 31, 1998        $539        $410 739       $564 865         $  (495)                               $  975 648

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.


                                                           PSI ENERGY, INC.

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        1998        1997       1996
                                                               (in thousands)

Operating Activities
  Net income                                          $ 52 038   $132 205    $125 678
  Items providing or (using) cash currently:
    Depreciation and amortization                      130 604    126 731     117 013
    WVPA settlement                                     80 000       -        (80 000)
    Deferred income taxes and investment tax
      credits - net                                    (57 130)    35 661      29 925
    Unrealized loss from energy risk management
      activities                                        62 000     13 000        -
    Allowance for equity funds used during
      construction                                         (21)      -           -
    Regulatory assets - net                             42 250     27 134     (20 648)
    Changes in current assets and current
      liabilities
        Restricted deposits                             (1 268)      (596)       (336)
        Accounts and notes receivable                  (16 850)  (149 290)      2 722
        Materials, supplies, and fuel                  (25 256)    14 944      41 343
        Accounts payable                                (7 086)   126 979      10 363
        Accrued taxes and interest                      (3 437)    (6 578)      6 704
        Other current assets and liabilities           (20 856)   (15 801)       (843)
    Other items - net                                   21 900     17 431       4 656

        Net cash provided by operating activities      256 888    321 820     236 577

Financing Activities
  Change in short-term debt                             69 073     22 120     (13 616)
  Issuance of long-term debt                           200 228       -        150 217
  Redemption of long-term debt                        (164 111)   (45 700)    (74 600)
  Funds on deposit from issuance of long-term debt        -          -            973
  Retirement of preferred stock                        (85 247)   (16 035)    (15 116)
  Dividends on preferred stock                          (6 187)   (11 795)    (12 629)
  Dividends on common stock                           (106 800)  (113 600)   (112 076)

        Net cash used in financing activities          (93 044)  (165 010)    (76 847)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)            (163 225)  (141 552)   (172 341)

        Net cash used in investing activities         (163 225)  (141 552)   (172 341)

Net increase (decrease) in cash and temporary
  cash investments                                         619     15 258     (12 611)

Cash and temporary cash investments at beginning
  of period                                             18 169      2 911      15 522

Cash and temporary cash investments at end of
  period                                              $ 18 788   $ 18 169    $  2 911

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
    Interest (net of amount capitalized)              $ 78 752   $ 82 959    $ 76 655
    Income taxes                                        63 957     58 671      37 048


The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - PSI

Operating Revenues

The components of electric operating revenues and the related kwh sales are shown below:

                                  Revenue                   Kwh Sales
                          1998     1997     1996     1998     1997     1996
                                       ($ and kwh in millions)

Retail                   $1,161   $1,140   $1,071   24,326   23,335   23,046
Sales for resale          1,206      787      239   43,966   33,317   10,451
Other                        36       33       22     -        -        -
Total                    $2,403   $1,960   $1,332   68,292   56,652   33,497

Operating revenues increased by $443 million (23%) in 1998, when compared to 1997. This increase was primarily due to increased volumes and a higher average price per kwh received on non-firm power sales for resale transactions related to energy marketing and trading operations. There was also an increase in the average price per kwh paid for the corresponding purchases of purchased and exchanged power described below. Also contributing to the increase were higher retail kwh sales due to the warmer weather during 1998 when compared to 1997 and growth in the average number of residential and commercial customers.

Higher non-firm power sales for resale due to increased activity in energy marketing and trading operations significantly contributed to the $628 million (47%) increase in electric operating revenues in 1997, when compared to 1996. Also contributing to the increase was a full year's effects of PSI's retail rate increases approved in the September 1996 Order, as amended in August 1997, the December 1996 DSM Order, and the return of approximately $13 million to customers in 1996 in accordance with the February 1995 Order. This order required all retail operating income above a certain rate of return to be refunded to customers.

Non-system kwh sales (and related revenues and expenses) resulting from energy marketing and trading operations are allocated 50%/50% between CG&E and PSI pursuant to the operating agreement filed with the companies' regulators.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                                    1998       1997      1996
                                                          (in millions)

Fuel                                               $  382     $  393     $364
Purchased and exchanged power                       1,166        666      156
Total                                              $1,548     $1,059     $520

Electric fuel costs decreased $11 million (3%) in 1998 and increased $29 million (8%) in 1997.

An analysis of these fuel costs is shown below:

                                                     1998      1997
                                                      (in millions)

Previous year's fuel expense                         $393      $364
Increase (Decrease) due to change in:
  Price of fuel                                       (19)       (2)
  Deferred fuel cost                                  (11)       (5)
  Kwh generation                                       19        36

Current year's fuel expense                          $382      $393

Purchased and exchanged power expense increased $500 million (75%) and $510 million in 1998 and 1997, respectively. These increases primarily reflect increased purchases of non-firm power for resale to others as a result of increased activity in energy marketing and trading operations and an increase in the average price paid per kwh. Also recorded in 1998 were $62 million of unrealized losses related to the energy marketing and trading operations. (See
Note 1(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" and the "Market Risk Sensitive Instruments and Positions" section for discussions on Cinergy's energy marketing and trading operations.)

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                        1998    1997   1996
                                           (in millions)

Other operation                         $409    $345   $269
Maintenance                              100      86     97
Total                                   $509    $431   $366

Other operation expenses increased $64 million (19%) in 1998, as compared to 1997. This increase is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with WVPA (see Note 18 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data"). Maintenance expenses increased $14 million (16%) in 1998, as compared to 1997, primarily due to an increase in boiler plant maintenance and an increase in distribution line maintenance costs resulting from storm damage during the second quarter of 1998.

Other operation expenses increased $76 million (28%) in 1997, as compared to 1996. This increase is primarily due to higher other operation expenses relating to the Clean Coal Project, amortization of deferred DSM expenses, and amortization of deferred expenses associated with the Clean Coal Project, all of which are being recovered in revenues. The effect of discontinuing deferral of certain DSM-related costs also added to the increase. These increases were partially offset by the effect of charges in 1996 for early retirement and severance programs. Maintenance expenses declined $11 million (11%) in 1997, as compared to 1996, primarily due to reduced outage related charges and other maintenance costs associated with electric production facilities. This decrease was also the result of reduced maintenance costs associated with electric transmission and distribution facilities.

Depreciation and Amortization

Depreciation and amortization increased $10 million (8%) in 1997, as compared to 1996. This increase was primarily due to amortization of post-in-service deferred operating expenses. This reflects the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $4 million (8%) in 1997, as compared to 1996, primarily due to an increase in the Indiana Corporate Gross Income Tax.

Interest

The increase in interest expense of $5 million (6%) for 1998, as compared to 1997, is due to an increase of $9 million in interest on long-term debt, which is partially offset by a decrease of $3 million in other interest expense. The increase in interest on long-term debt is due primarily to the net issuance of approximately $163 million of long-term debt during the period from March 1998 to December 1998. The decrease in other interest expense is primarily due to a reduction in average short-term borrowings and lower short-term interest rates.

In 1997, interest expense increased $5 million (7%) when compared to 1996 primarily due to an increase in long-term debt. The increase in interest on long-term debt is primarily due to the net issuance of approximately $100 million of long-term debt during 1996 and 1997.

Preferred Dividend Requirement

The decrease in preferred dividend requirement of $6 million (52%) for 1998, as compared to 1997, is primarily attributable to PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

The Union Light, Heat and Power Company


                     THE UNION LIGHT, HEAT AND POWER COMPANY

                              STATEMENTS OF INCOME
                                           1998           1997           1996
                                                     (in thousands)

Operating Revenues
  Electric                               $191 359       $192 774       $190 900
  Gas                                      65 454         78 848         76 868
                                          256 813        271 622        267 768
Operating Expenses
  Electricity purchased from parent
    company for resale                    142 567        145 906        143 839
  Gas purchased                            32 804         44 354         41 185
  Other operation and maintenance          37 131         36 917         35 931
  Depreciation                             13 148         12 369         11 909
  Taxes other than income taxes             3 993          4 055          4 036
                                          229 643        243 601        236 900

Operating Income                           27 170         28 021         30 868

Other Income and (Expenses) - Net          (1 242)        (1 850)        (1 425)

Interest                                    4 604          4 768          4 661

Income Before Taxes                        21 324         21 403         24 782

Income Taxes (Note 11)                      7 774          8 486         10 186

Net Income                               $ 13 550       $ 12 917       $ 14 596


The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.


                     THE UNION LIGHT, HEAT AND POWER COMPANY

                                 BALANCE SHEETS

ASSETS
                                                            December 31
                                                         1998          1997
                                                       (dollars in thousands)


Current Assets
  Cash and temporary cash investments                  $  3 244      $    546
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,248 at December
    31, 1998, and $996 at December 31, 1997
    (Note 6)                                             14 125         7 308
  Accounts receivable from affiliated companies             666           446
  Materials, supplies, and fuel - at average cost         8 269         6 094
  Prepayments and other                                     308           385
                                                         26 612        14 779

Utility Plant - Original Cost
  In service
    Electric                                            232 222       204 111
    Gas                                                 164 040       155 167
    Common                                               18 908        19 073
                                                        415 170       378 351
  Accumulated depreciation                              143 386       133 213
                                                        271 784       245 138
  Construction work in progress                          11 444        14 346
      Total utility plant                               283 228       259 484

Other Assets
  Regulatory assets (Note 1(f))                          10 978        11 065
  Other                                                   3 767         6 262
                                                         14 745        17 327

                                                       $324 585      $291 590

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.



                     THE UNION LIGHT, HEAT AND POWER COMPANY

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                            December 31
                                                         1998          1997
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                     $  5 903      $ 11 097
  Accounts payable to affiliated companies               14 986        19 712
  Accrued taxes                                           3 216         6 332
  Accrued interest                                        1 959         1 286
  Notes payable to affiliated companies                  31 817        23 487
  Long-term debt due within one year (Note 4)            20 000          -
  Other                                                   4 247         4 364
                                                         82 128        66 278

Non-Current Liabilities
  Long-term debt (Note 4)                                54 553        44 671
  Deferred income taxes (Note 11)                        26 134        26 211
  Unamortized investment tax credits                      4 238         4 516
  Accrued pension and other postretirement
    benefit costs (Note 9)                               11 678        14 044
  Amounts due to customers - income taxes                 8 959         6 566
  Other                                                   8 077         6 391
                                                        113 639       102 399

      Total liabilities                                 195 767       168 677

Common Stock Equity (Note 2)
  Common stock - $15.00 par value;
    authorized shares - 1,000,000; outstanding
    shares - 585,333 in 1998 and 1997                     8 780         8 780
  Paid-in capital                                        19 525        18 683
  Retained earnings                                     100 513        95 450
      Total common stock equity                         128 818       122 913

Commitments and Contingencies (Note 12)
                                                       $324 585      $291 590




                     THE UNION LIGHT, HEAT AND POWER COMPANY
                  STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                             (dollars in thousands)



                                                                                    Total
                                   Common         Paid-in        Retained        Common Stock
                                   Stock          Capital        Earnings           Equity

Balance at December 31, 1995       $8 780         $18 839        $ 82 863          $110 482
Net income                                                         14 596            14 596
Dividends on common stock                                          (4 975)           (4 975)

Balance at December 31, 1996       $8 780         $18 839        $ 92 484          $120 103
Net income                                                         12 917            12 917
Dividends on common stock                                          (9 951)           (9 951)
Other                                                (156)           -                 (156)

Balance at December 31, 1997       $8 780         $18 683        $ 95 450          $122 913
Net income                                                         13 550            13 550
Dividends on common stock                                          (8 487)           (8 487)
Contribution from parent for
  reallocation of taxes                               843                               843
Other                                                  (1)           -                   (1)

Balance at December 31, 1998       $8 780         $19 525        $100 513          $128 818

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.



                     THE UNION LIGHT, HEAT AND POWER COMPANY

                            STATEMENTS OF CASH FLOWS
                                                         1998        1997       1996
                                                                (in thousands)

Operating Activities
  Net income                                            $13 550    $12 917     $14 596
  Items providing or (using) cash currently:
    Depreciation                                         13 148     12 369      11 909
    Deferred income taxes and investment
      tax credits - net                                    (261)    (6 124)      9 857
    Allowance for equity funds used during
      construction                                         (142)       (97)          8
    Regulatory assets                                         3        100      (1 500)
    Changes in current assets and current
      liabilities
        Accounts and notes receivable                    (4 820)     4 507      20 758
        Materials, supplies, and fuel                    (2 175)       973      (1 339)
        Accounts payable                                 (9 920)     2 020      (4 690)
        Accrued taxes and interest                       (2 443)     7 920      (1 494)
        Other current assets and liabilities                (40)      (899)        615
    Other items - net                                     3 268      6 242      (7 169)

        Net cash provided by operating activities        10 168     39 928      41 551

Financing Activities
  Change in short-term debt                               8 330     (7 162)      7 606
  Issuance of long-term debt                             40 066       -           -
  Redemption of long-term debt                          (10 118)      -        (26 083)
  Dividends on common stock                              (8 487)    (9 951)     (4 975)

        Net cash provided by (used in)
          financing activities                           29 791    (17 113)    (23 452)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)              (37 261)   (23 466)    (18 652)

        Net cash used in investing activities           (37 261)   (23 466)    (18 652)

Net increase (decrease) in cash and temporary
  cash investments                                        2 698       (651)       (553)

Cash and temporary cash investments at beginning
  of period                                                 546      1 197       1 750

Cash and temporary cash investments at end of
  period                                                $ 3 244    $   546     $ 1 197

Supplemental Disclosure of Cash Flow Information Cash paid during the year for:
    Interest (net of amount capitalized)                $ 3 635    $ 4 490     $ 4 667
    Income taxes                                         11 305      2 859       1 240


The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

RESULTS OF OPERATIONS - ULH&P

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $1 million (1%) in 1998, when compared to 1997. This decrease primarily reflects revisions of ULH&P's estimate of unbilled revenue recorded during 1998, which resulted in a decrease in electric operating revenues of $2 million.

Electric operating revenues increased $2 million (1%) in 1997. The increase in 1997 was partially due to the effect of an order issued by the KPSC in July 1996. This order authorized a decrease in electric rates, retroactive to July 1995, reflecting a reduction in the cost of electricity purchased from CG&E. Partially offsetting this increase was a decline in kwh sales.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                  Revenue                   Mcf Sales
                           1998     1997     1996     1998     1997     1996
                                       ($ and mcf in thousands)

Retail                   $60,503  $74,437  $72,768    9,479   11,208   11,995
Transportation             3,999    3,373    2,657    3,636    3,729    3,074
Other                        952    1,038    1,443      147      185      184
Total                    $65,454  $78,848  $76,868   13,262   15,122   15,253

Gas operating revenues decreased $13 million (17%) in 1998, as compared to 1997, primarily due to a decrease in mcf volumes sold. Also contributing to the decline was a decrease in the average price per mcf of gas purchased.

The $2 million (3%) increase in gas operating revenues in 1997, as compared to 1996, was due to a higher average cost per mcf of gas purchased.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased decreased $3 million (2%) for 1998, when compared to 1997. This decrease reflects lower volumes purchased from CG&E.

Gas Purchased

Gas purchased decreased $12 million (26%) in 1998, as compared to 1997. This decrease reflects a decline in the average cost per mcf of gas purchased and lower volumes of gas purchased.

The increase in gas purchased expense of $3 million (8%) in 1997, as compared to 1996, reflects a higher average cost per mcf of gas purchased partially offset by a decline in the volumes of gas purchased.

Depreciation

In 1998, depreciation expense increased $.8 million (6%), as compared to 1997, due to additions to depreciable plant.

Other Income and (Expenses) - Net

Other income and (expenses) - net changed $.6 million in 1998, as compared to 1997, due, in part, to decreased expenses associated with the sales of accounts receivable.

Other income and (expenses) - net changed $.4 million in 1997, as compared to 1996, due primarily to increased expenses associated with the sales of accounts receivable in 1996.

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Cinergy, CG&E, PSI, and ULH&P

(a) Nature of Operations Cinergy Corp., a Delaware corporation, ("Cinergy" or "Company"), is a registered holding company under the Public Utility Holding Company Act of 1935 ("PUHCA"). Cinergy was created in the October 1994 merger of The Cincinnati Gas & Electric Company ("CG&E") and PSI Resources, Inc. ("Resources"). Cinergy's utility subsidiaries are CG&E and PSI Energy, Inc. ("PSI"). CG&E, an Ohio combination electric and gas public utility company, and its five wholly-owned utility subsidiaries (including The Union Light, Heat and Power Company, a Kentucky combination electric and gas utility ("ULH&P")), are primarily engaged in the production, transmission, distribution, and sale of electric energy and/or the sale and transportation of natural gas in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. PSI, an Indiana public electric utility and previously Resources' utility subsidiary, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. The majority of Cinergy's operating revenues is derived from the sale of electricity and the sale and transportation of natural gas.

Cinergy's    non-utility    subsidiaries   are   Cinergy    Investments,    Inc.
("Investments"), Cinergy Services, Inc. ("Services"), and Cinergy Global Resources, Inc. ("Global Resources"). Investments, a Delaware corporation, is a non-utility subholding company that holds virtually all of Cinergy's domestic non-utility businesses and interests. Services, a Delaware corporation, is the service company for the Cinergy system, providing member companies with a variety of administrative, management, and support services. Global Resources, a Delaware corporation, was formed in May 1998, and holds Cinergy's international businesses and certain other interests.

Cinergy conducts its operations through various subsidiaries and affiliates. The Company is functionally organized into four business units through which many of its activities are conducted: Energy Commodities Business Unit ("ECBU"), Energy Delivery Business Unit ("EDBU"), Energy Services Business Unit ("ESBU"), and the International Business Unit ("IBU"). The traditional, vertically-integrated utility functions have been realigned into the ECBU, EDBU, and ESBU. Each of these business units is described in detail along with certain financial information by business unit as of December 31, 1998, in Note 15. As the industry continues its evolution, Cinergy will continually analyze its operating structure and make adjustments as appropriate. In early 1999, certain organizational changes were begun to further align the business units to reflect Cinergy's strategic vision.

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

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Statements of Income in this report have been reclassified in order to present the operations of all consolidated, non-regulated entities as a component of operating income. Prior to this reclassification, the operations of such entities were reflected in "Other Income and Expenses - Net." Similarly, "Income Taxes" now includes the income taxes associated with the non-regulated entities. These changes had no effect on net income. Additionally, the Balance Sheets have been reformatted. Prior years' data has been reclassified to conform to the current year's presentation.

Cinergy, CG&E, and PSI

(c) Energy Marketing and Trading Cinergy's energy marketing and trading operations, conducted primarily through its ECBU, markets and trades electricity, natural gas, and other energy-related products. The power marketing and trading operation has both physical and trading activities. Generation not required to meet native load requirements is available to be sold to third parties, either under long-term contracts, such as full requirements transactions or firm forward sales contracts, or in short-term and spot market transactions. When transactions are entered into, each transaction is designated as either a physical or trading transaction. In order for a transaction to be designated as physical, there must be intent and ability to physically deliver the power from company-owned generation. Physical transactions are accounted for on a settlement basis. All other transactions are considered trading transactions and are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, these trading transactions are reflected at fair value as "Energy risk management assets" and "Energy risk management liabilities". Changes in fair value, resulting in unrealized gains and losses, are reflected in "Fuel and purchased and exchanged power". Revenues and costs for all transactions are recorded gross in the Consolidated Statements of Income as contracts are settled. Revenues are recognized in "Operating Revenues - Electric" and costs are recorded in "Fuel and purchased and exchanged power".

Although physical transactions are entered with the intent and ability to settle the contract with company-owned generation, it is likely, that from time to time, due to numerous factors such as generating station outages, native load requirements, and weather, power used to settle the physical transactions will be required to be purchased on the open market. Depending on the factors giving rise to these open market purchases, the cost of such purchases could be in excess of the associated revenues. Losses such as this will be recognized as the power is delivered. In addition, physical contracts are subject to permanent impairment tests. At December 31, 1998, management has concluded that no physical contracts are impaired.

At December 31, 1998, the trading portfolio consisted of "Energy risk management assets" of $969 million ($484.5 million each for CG&E and PSI) and "Energy risk management liabilities" of $1,117 million (approximately $558.5 million each for CG&E and PSI). Prior to December 31, 1998, the transactions now included in the trading portfolio were accounted for and valued at the aggregate lower of cost or market. Under this method, only the net value of the entire portfolio was recorded as a liability in the Consolidated Balance Sheets. The net liability was not significant at December 31, 1997.

Contracts in the trading portfolio are valued at end-of-period market prices, utilizing factors such as closing exchange prices, broker and over-the-counter quotations, and model pricing. Model pricing considers time value and volatility factors underlying any options and contractual commitments. Management expects that some of these obligations, even though considered as trading contracts, will ultimately be settled from time to time by using company-owned generation. The cost of this generation is typically below the market prices at which the trading portfolio has been valued.

Because of the volatility currently experienced in the power markets, and the factors discussed above pertaining to both the physical and trading activities, volatility in future earnings (losses) from period to period in the ECBU is likely.

As a result of the acquisitions of Producers Energy Marketing, LLC ("ProEnergy") in 1998 and Greenwich Energy Partners in 1997, the ECBU also physically markets natural gas and trades natural gas and other energy-related products. All of these operations are accounted for on the mark-to-market method of accounting. Revenues and costs from physical marketing are recorded gross in the Consolidated Statements of Income as contracts are settled due to the exchanging of title to the natural gas throughout the earnings process. Realized revenues for 1998 were approximately $650 million. There were no such revenues prior to 1998. All non-physical transactions are recorded net in the Consolidated Statements of Income. Energy risk management assets and liabilities and gross margins from trading activities were not significant at December 31, 1998 and 1997 or for each of the three years ended December 31, 1998.

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

Cinergy and its subsidiaries utilize foreign exchange forward contracts and currency swaps to hedge certain of their net investments in foreign operations. Accordingly, any translation gains or losses related to the foreign exchange forward contracts or the principal exchange on the currency swaps are recorded in "Accumulated other comprehensive loss", which is a separate component of Common Stock Equity. Aggregate translation losses related to these instruments are reflected in Current Liabilities in the Consolidated Balance Sheets.

Interest rate swaps are accounted for under the accrual method. Accordingly, gains and losses based on any interest differential between fixed-rate and floating-rate interest amounts, calculated on agreed upon notional principal amounts, are recognized in the Consolidated Statements of Income as a component of "Interest" as realized over the life of the agreement.

Cinergy, CG&E, PSI, and ULH&P

(e) Federal and State Income Taxes Under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"), deferred tax assets and liabilities are recognized for the income tax consequences of transactions treated differently for financial reporting and tax return purposes, measured on the basis of statutory tax rates. Investment tax credits utilized to reduce federal income taxes payable have been deferred for financial reporting purposes and are being amortized over the useful lives of the property which gave rise to such credits.

Cinergy, CG&E, PSI, and ULH&P

(f) Regulation Cinergy, its utility subsidiaries, and certain of its non-utility subsidiaries are subject to regulation by the Securities and Exchange Commission ("SEC") under the PUHCA. Cinergy's utility subsidiaries are also subject to regulation by the Federal Energy Regulatory Commission ("FERC") and the state utility commissions of Indiana, Kentucky, and Ohio.

The accounting policies of Cinergy's utility subsidiaries conform to the accounting requirements and ratemaking practices of these regulatory authorities and to GAAP, including the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("Statement 71").

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

Based on Cinergy's current regulatory orders and the regulatory environment in which it currently operates, the recognition of its regulatory assets as of December 31, 1998, is fully supported. However, in light of recent trends in customer-choice legislation, the potential for future losses resulting from discontinuance of Statement 71 does exist. The regulatory assets of CG&E and its utility subsidiaries and PSI as of December 31 are as follows:

                                              1998                 1997
                                      CG&E(1) PSI Cinergy  CG&E(1) PSI Cinergy
                                                    (in millions)

Amounts due from customers -
  income taxes (2)                     $331  $ 26  $357     $350  $ 24  $  374
Post-in-service carrying costs and
  deferred operating expenses           128    43   171      135    44     179
Coal contract buyout costs               -     99    99       -    122     122
Deferred demand-side management ("DSM")
  costs                                  40    43    83       39    71     110
Phase-in deferred return and
  depreciation (3)                       75    -     75       90    -       90
Deferred merger costs                    16    69    85       16    74      90
Unamortized costs of reacquiring
  debt                                   34    29    63       36    30      66
Coal gasification services expenses      -     19    19       -     22      22
Other                                     3    16    19        2    22      24

  Total                                $627  $344  $971     $668  $409  $1 077

(1) Includes $11 million related to ULH&P (for DSM, unamortized costs of reacquiring debt and other regulatory assets) at both December 31, 1998, and 1997.
(2) Income tax provisions reflected in customer rates are regulated by the various regulatory commissions overseeing the regulated business operations of CG&E and its utility subsidiaries and PSI. In accordance with the provisions of Statement 71, Cinergy, CG&E, and PSI have recorded a net regulatory asset representing the probable recovery from customers of additional income taxes established under Statement 109. ULH&P has recorded a regulatory liability representing the probable repayment to customers of income taxes established under Statement 109 to the extent deferred income taxes recovered in rates exceed amounts payable in future periods.
(3) Pursuant to an order from the Public Utilities Commission of Ohio, CG&E is recovering this asset over a seven-year period which began in May 1995.

CG&E has previously received regulatory orders authorizing the recovery of $553 million (including $4 million for ULH&P) of its total regulatory assets at December 31, 1998. PSI has previously received regulatory orders authorizing the recovery of $334 million of its total regulatory assets at December 31, 1998. The recovery of these assets is being reflected in rates charged to customers over periods ranging from 1 to 29 years, 1 to 33 years, and 4 to 22 years for CG&E, PSI, and ULH&P, respectively. Both CG&E (including ULH&P) and PSI will request recovery of additional amounts in future proceedings. These proceedings, if any, may be related to the transition to customer choice in each applicable jurisdiction.

Cinergy, CG&E, PSI, and ULH&P

(g) Utility Plant Utility plant is stated at the original cost of construction, which includes an allowance for funds used during construction ("AFUDC") and a proportionate share of overhead costs. Construction overhead costs include salaries, payroll taxes, fringe benefits, and other expenses.

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

Cinergy, CG&E, PSI, and ULH&P

(h) AFUDC In accordance with the uniform systems of accounts prescribed by regulatory authorities, Cinergy's utility subsidiaries capitalize AFUDC, a non-cash income item, which is defined by the FERC as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." The borrowed funds component of AFUDC, which is recorded on a pre-tax basis, is as follows:

                                            1998       1997       1996
                                                   (in millions)

        Cinergy and its subsidiaries        $7.5       $5.4       $6.2
        CG&E and its subsidiaries            5.5        4.6        3.9
        ULH&P                                 .6         .2         .1
        PSI                                  2.0         .8        2.3

AFUDC accrual rates are compounded semi-annually and were as follows:

                                            1998       1997       1996

        Cinergy average                     6.6%       6.3%       7.1%
        CG&E and its utility
          subsidiaries average              7.1        6.4        8.7
        ULH&P average                       6.1        6.9        8.8
        PSI average                         5.6        5.9        5.4

Cinergy, CG&E, PSI, and ULH&P

(i) Depreciation and Maintenance Provisions for depreciation are determined by using the straight-line method applied to the cost of depreciable plant in service. The rates are based on periodic studies of the estimated service lives and net cost of removal of the properties. The average depreciation rates for utility plant are:

                                                  1998    1997    1996

         CG&E and its utility subsidiaries
           Electric                               2.9%    2.9%    2.9%
           Gas                                    2.9     2.9     2.8
           Common                                 2.6     3.0     3.0
         ULH&P
           Electric                               3.4     3.3     3.3
           Gas                                    3.1     3.1     3.1
           Common                                 5.0     5.0     5.1
         PSI                                      3.0     3.0     3.0

For Cinergy's utility subsidiaries, maintenance and repairs of property units and replacements of minor items of property are charged to maintenance expense. The costs of replacements of property units are capitalized. The original cost of the property retired and the related costs of removal, less salvage recovered, are charged to accumulated depreciation.

Cinergy, CG&E, PSI, and ULH&P

(j) Operating Revenues and Fuel Costs Cinergy's utility subsidiaries record revenues for electric and gas service provided during the month, including sales unbilled at the end of each month. The costs of electricity and gas purchased and fuel used in electric production are expensed as recovered through revenues and any portion of these costs recoverable or refundable in future periods is deferred in either "Accounts receivable" or "Accounts payable" in the accompanying Balance Sheets. Indiana law subjects the recovery of fuel costs to a determination that such recovery will not result in earning a return in excess of that allowed by the Indiana Utility Regulatory Commission ("IURC") in its last general rate order.

Cinergy, CG&E, PSI, and ULH&P

(k) Statements of Cash Flows All temporary cash investments with maturities of three months or less, when acquired, are reported as cash equivalents. See Notes 3(b) and 8(a)(i) for information concerning non-cash investing transactions and
Note 18 for information concerning a non-cash financing transaction.

Cinergy

(l) Translation of Foreign Currency All assets and liabilities reported in the balance sheets of foreign subsidiaries whose functional currency is other than the United States ("US") dollar are translated at year-end exchange rates; income and expense items are translated at the average exchange rate prevailing during the month the respective transactions occur. Translation gains and losses are recorded in "Accumulated other comprehensive loss", which is a separate component of common stock equity.

Cinergy, CG&E, and PSI

(m) Accounting Changes Effective with the first quarter of 1998, Cinergy and its subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income per Statement 130 is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources."

In December 1998, the Company implemented the provisions of the Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." For a detailed discussion of the Company's energy trading and risk management activities, refer to Note 1(c).

2.  Common Stock

Cinergy

(a)  Changes in Common Stock Outstanding

The following table reflects the shares of Cinergy common stock reserved for issuance at December 31, 1998, and shares issued in 1998, 1997, and 1996 for the Company's stock-based plans.

                                  Shares
                                Reserved at            Shares Issued
                               Dec. 31, 1998     1998       1997      1996

1996 Long-term Incentive
  Compensation Plan ("LTIP")     6 956 386         -       43 614      -

Stock Option Plan                4 366 186      192 591    22 219    15 007

Performance Shares Plan ("PSP")    771 301         -         -          492

Employee Stock Purchase
  and Savings Plan               1 931 378        1 006      -         -

401(k) Savings Plans             6 469 373         -         -         -

Dividend Reinvestment and
  Stock Purchase Plan            1 798 486         -         -         -

Directors' Deferred
  Compensation Plan                200 000         -         -         -

Cinergy retired 44,981; 304; and 6,511 shares of common stock in 1998, 1997, and 1996, respectively, primarily representing shares tendered as payment for the exercise of previously granted stock options.

In June 1998, Cinergy issued 771,258 shares of new common stock to acquire ProEnergy.

CG&E, PSI, and ULH&P

Cinergy owns all of the common stock of CG&E and PSI, and all of ULH&P's common stock is held by CG&E.

Cinergy, CG&E, and PSI

(b) Dividend Restrictions The ability of Cinergy to pay dividends to holders of its common stock is principally dependent on the ability of CG&E and PSI to pay common dividends to Cinergy. CG&E and PSI cannot purchase or otherwise acquire for value or pay dividends on their common stock if dividends are in arrears on their preferred stock. The amount of common stock dividends that each company can pay also may be limited by certain capitalization and earnings requirements. Currently, these requirements do not impact the ability of either company to pay dividends on common stock.

Cinergy

(c) Stock-based Compensation Plans Cinergy has four stock-based compensation plans: the LTIP, the Stock Option Plan, the PSP, and the Employee Stock Purchase and Savings Plan. Cinergy ceased accrual of incentive compensation under the PSP as of December 31, 1996, and on January 1, 1997, implemented the LTIP.

Cinergy accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which stock option-type awards are recorded at intrinsic value. For 1998, 1997, and 1996, compensation cost related to Cinergy's stock-based compensation plans, before income taxes, recognized in the Consolidated Statements of Income was $1 million, $6 million, and $2 million, respectively.

Net income and earnings per share ("EPS") for 1998, 1997, and 1996, assuming compensation cost for these plans had been determined at fair value, consistent with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), would have been as follows:

                                           1998        1997         1996
                                      (in millions, except per share amounts)

Net income - as reported                   $261        $253         $335
           - pro forma                     $258        $251         $334

EPS - as reported                          $1.65       $1.61        $2.00
    - pro forma                            $1.63       $1.59        $1.99

Diluted EPS - as reported                  $1.65       $1.59        $1.99
            - pro forma                    $1.62       $1.58        $1.99

In accordance with the provisions of Statement 123, in estimating the pro forma amounts, the fair value method of accounting was not applied to options granted prior to January 1, 1995. As a result, the pro forma effect on net income and EPS may not be representative of future years. In addition, the pro forma amounts reflect certain assumptions used in estimating fair values.
These fair value assumptions are described under each applicable plan discussion below.

     (i) LTIP In 1996, Cinergy adopted the LTIP. Under this plan, certain key employees may be granted stock options and restricted shares of Cinergy common stock. Stock options are granted at the fair market value of the shares on the date of grant. These options vest in three years and expire in 10 years from the date of grant with the exception of participants that retire. Their shares become vested upon retirement. Participants' shares that are not vested become forfeited when the participant leaves Cinergy. Restricted shares are granted at the fair market value of the shares on the date of grant, discounted to reflect the inability to sell the shares during the three-year restriction period. In addition to the stock options and restricted shares, participants may earn additional shares if Cinergy's Total Shareholder Return ("TSR") exceeds that of the average annual median TSR of a selected peer group. Conversely, if Cinergy's TSR falls below that of the peer group, participants would lose some or all of the restricted shares. Dividends on any restricted stock awards and additional performance shares will be paid in shares of common stock during the payout period in the years 2000 to 2002. No stock-based awards were made under the LTIP prior to 1997. In 1998 and 1997, 41,129 and 425,938 performance-based restricted shares at a weighted average price of $34.69 and $29.95, respectively, were granted to certain key employees. As of December 31, 1998, Cinergy held a total of 442,941 performance-based restricted shares. The number of shares of common stock to be awarded under the LTIP is limited in the aggregate to 7,000,000 shares.

LTIP stock option activity for 1998 and 1997 is summarized as follows:

                                                  1998                       1997
                                                     Weighted                    Weighted
                                                      Average                     Average
                                                     Exercise                    Exercise
                                           Number      Price          Number       Price

Outstanding, beginning of year            369 600     $33.60            -           -

  Granted                                 471 400      38.19         369 600      $33.60
  Forfeited                               (68 000)     36.06            -           -

Outstanding, end of year                  773 000     $36.19         369 600      $33.60

Exercisable, end of year                   11 600     $36.05            -           -

Weighted average fair value of
  options granted during the year              $4.68                        $3.54

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option-pricing model. The weighted averages for the assumptions used in determining the fair values of options granted were as follows:
                                            1998           1997

Risk-free interest rate                     5.6%           6.2%
Expected dividend yield                     4.8%           5.4%
Expected lives                              5.6 yrs.       5.4 yrs.
Expected common stock variance              1.8%           1.7%

The price range for the options outstanding under the LTIP at December 31, 1998, was $33.50 - $38.59 and the weighted average contractual life was 8.7 years.

     (ii) Stock Option Plan The Cinergy Stock Option Plan is designed to align executive compensation with shareholder interests. Under the Stock Option Plan, incentive and non-qualified stock options, stock appreciation rights ("SARs"), and SARs in tandem with stock options may be granted to key employees, officers, and outside directors. The activity under this plan has predominantly consisted of the issuance of stock options. Options are granted at the fair market value of the shares on the date of grant. Options generally vest over five years at a rate of 20% per year and expire 10 years from the date of grant. The total number of shares of common stock available under the Stock Option Plan may not exceed 5,000,000 shares. No stock options may be granted under the plan after October 24, 2004.

Stock Option Plan activity for 1998, 1997, and 1996 is summarized as follows:
                                         1998                  1997                   1996
                                             Weighted              Weighted              Weighted
                                             Average               Average               Average
                                             Exercise              Exercise              Exercise
                                  Number      Price     Number      Price      Number     Price

Outstanding, beginning of year   2 954 475    $23.79   3 334 637    $23.57    3 653 085   $22.47

  Granted                          480 000     36.88        -          -        220 000    29.75
  Exercised                       (430 961)    21.62    (380 162)    21.71     (513 448)   18.16
  Forfeited                       (100 000)    26.92        -          -        (25 000)     -

Outstanding, end of year         2 903 514    $26.17   2 954 475    $23.79    3 334 637   $23.57

Exercisable, end of year         1 535 514    $23.61   1 389 975    $22.58    1 131 637   $21.34

Weighted average fair value of
  options granted during the year         $4.53                $ -                    $3.07

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option-pricing model. The weighted averages for the assumptions used in determining the fair values of options granted in 1998 and 1996 (no options were granted during 1997), were as follows:

                                            1998           1996

Risk-free interest rate                     5.6%           6.3%
Expected dividend yield                     4.8%           5.8%
Expected lives                              6.5 yrs.       6.5 yrs.
Expected common stock variance              2.0%           1.8%

Price ranges, along with certain other information, for options outstanding under the Stock Option Plan at December 31, 1998, are as follows:

                              Outstanding                     Exercisable
                                  Weighted    Weighted               Weighted
                                   Average     Average                Average
   Exercise                       Exercise   Contractual             Exercise
  Price Range       Number          Price       Life       Number      Price

$13.15 - $17.35       99 638       $15.35      1.1 yrs.      99 638   $15.35
$22.88 - $25.19    2 034 213       $23.61      6.0 yrs.   1 286 213   $23.73
$28.44 - $36.88      769 663       $29.15      7.1 yrs.     149 663   $34.00

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

The following table provides certain information regarding contingent shares granted under the PSP for the performance cycle which began January 1, 1996:

                                                           1996
Number of contingent shares granted                      166 280
Fair value at date of grant (dollars in thousands)        $3 508
Weighted average per share amounts                        $24.47

The fair values of contingent shares and the weighted average per share amounts are measured at the market price of a share of common stock as if it were vested and issued on the date of grant, adjusted for expected forfeitures and the estimated present value of dividends foregone during the related performance cycle.

  (iv) Employee Stock Purchase and Savings Plan Cinergy's Employee Stock Purchase and Savings Plan allows essentially all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature. Under the Employee Stock Purchase and Savings Plan, after-tax funds are withheld from a participant's compensation during a 26-month offering period and are deposited in an interest-bearing account. At the end of the offering period, participants may apply amounts deposited in the account, plus interest, toward the purchase of shares of common stock at a purchase price equal to the fair market value of a share of common stock on the first date of the offering period, less 5%. Any funds not applied toward the purchase of shares are returned to the participant. A participant may elect to terminate participation in the plan at any time. Participation also will terminate if the participant's employment with Cinergy ceases. Upon termination of participation, all funds, including interest, are returned to the participant without penalty. The current offering period began January 1, 1997, and ended February 28, 1999. The purchase price for all shares under this offering is $31.83. The previous offering period ended December 31, 1996, with a purchase price of $21.73. The total number of shares of common stock available under the Employee Stock Purchase and Savings Plan may not exceed 2,000,000.

Employee Stock Purchase and Savings Plan activity for 1998, 1997, and 1996 is summarized as follows:



                                    1998                  1997                   1996
                                       Weighted               Weighted                Weighted
                                       Average                Average                 Average
                                       Exercise               Exercise                Exercise
                             Number     Price       Number     Price         Number     Price

Outstanding, beginning
  of year                    326 367   $31.83          -       $  -         490 787    $21.73

  Granted                       -       31.83       338 947     31.83          -          -
  Exercised                   (3,342)   31.83           (95)    31.83      (414 284)    21.73
  Forfeited                  (25 651)   31.83       (12 485)    31.83       (76 503)    21.73

Outstanding, end of year     297 374   $31.83       326 367    $31.83           -      $  -

Weighted average fair value of
  options granted during the year   $ -                   $3.08                     $ -

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option-pricing model. The weighted averages for the assumptions used in determining the fair values of options granted were as follows:

                                            1997

Risk-free interest rate                     5.9%
Expected dividend yield                     5.4%
Expected lives                              2.0 yrs.
Expected common stock variance              1.6%

3.  Preferred Stock of Subsidiaries

Cinergy, CG&E, and PSI

(a)  Schedule of Cumulative Preferred Stock

                                                                                December 31
                                                                             1998         1997
CG&E                                                                       (dollars in thousands)
  Not subject to mandatory redemption
    Par value $100 per share - authorized 6,000,000 shares - outstanding
      4%     Series   169,834 shares in 1998 and 1997                      $ 16 983     $ 16 983
      4 3/4% Series    37,335 shares in 1998 and 38,096 shares in 1997        3 734        3 810
          Total                                                              20 717       20 793

PSI
  Not subject to mandatory redemption
    Par value $25 per share - authorized 5,000,000 shares - outstanding
      4.32%  Series   169,161 shares in 1998 and 1997                         4 229        4 229
      4.16%  Series   148,763 shares in 1998 and 1997                         3 719        3 719
      7.44%  Series 3,408,712 shares in 1997                                   -          85 218
    Par value $100 per share - authorized 5,000,000 shares - outstanding
      3 1/2% Series    39,748 shares in 1998 and 40,302 shares in 1997        3 975        4 030
      6 7/8% Series   600,000 shares in 1998 and 1997                        60 000       60 000
           Total                                                             71 923      157 196

Total - Cinergy
  Total not subject to mandatory redemption                                $ 92 640     $177 989

Cinergy, CG&E, and PSI

(b)  Changes in Cumulative Preferred Stock Outstanding

                           1998                    1997                   1996
             Par   Shares        Par       Shares       Par       Shares        Par
     Series Value  Retired      Value      Retired     Value      Retired      Value
                           (in thousands)         (in thousands)          (in thousands)

Not Subject to Mandatory Redemption
CG&E  4    %   $100       -        $  -               1    $      1        100 165    $10 016
      4 3/4     100        761          76        3 525         352         88 379      8 838

PSI   7.15      100       -           -         158 640      15 864           -          -
      3 1/2     100        554          55          265          26            276         29
      7.44       25  3 408 712      85 218         -           -           591 288     14 782
      4.32       25       -           -               1        -              -          -

Subject to Mandatory Redemption
CG&E  7 7/8%   $100       -        $  -            -       $   -           800 000    $80 000
      7 3/8     100       -           -            -           -           800 000     80 000


Cinergy and CG&E

During the third quarter of 1996, Cinergy commenced an offer to purchase any and all outstanding shares of preferred stock of CG&E. Cinergy purchased 1,788,544 shares of preferred stock, made a capital contribution to CG&E of all the shares, and CG&E subsequently canceled the shares. The cost of reacquiring the preferred stock, totaling $18 million, represents the difference between the par value of the preferred stock purchased and the price paid (including fees paid to tender agents) and is reflected as a charge to "Retained Earnings" in the Consolidated Statements of Changes in Common Stock Equity and as a deduction from "Net Income" in the Consolidated Statements of Income for purposes of determining net income and EPS applicable to common stock for Cinergy.

4.  Long-term Debt

Cinergy, CG&E, PSI, and ULH&P

(a)  Schedule  of  Long-term  Debt  (excluding   amounts  reflected  in  current
liabilities)

                                                                              December 31
                                                                          1998           1997
                                                                         (dollars in thousands)
Cinergy
    Other Long-term Debt
       6.53% Debentures due December 16, 2008                          $  200 000     $     -

    Unamortized Discount                                                      (87)          -
          Total - Cinergy                                                 199 913           -

Global Resources
    Other Long-term Debt
       6.20% Debentures due November 3, 2008                              150 000           -
       Other                                                                9 443           -
          Total Other Long-term Debt                                      159 443           -

    Unamortized Premium and Discount - Net                                   (326)          -
          Total - Global Resources                                        159 117           -



                                                                              December 31
                                                                          1998           1997
                                                                         (dollars in thousands)

CG&E and Subsidiaries
  CG&E
    First Mortgage Bonds
       5.80% Series due February 15, 1999                                    -           110 000
       7 3/8% Series due May 1, 1999                                         -            50 000
       7 3/8% Series due November 1, 2001                                    -            60 000
       7 1/4% Series due September 1, 2002                                100 000        100 000
       6.45% Series due February 15, 2004                                 110 000        110 000
       8 1/2% Series due September 1, 2022                                   -           100 000
       7.20% Series due October 1, 2023                                   300 000        300 000
       5.45% Series due January 1, 2024 (Pollution Control)                46 700         46 700
       5 1/2% Series due January 1, 2024 (Pollution Control)               48 000         48 000
          Total First Mortgage Bonds                                      604 700        924 700

    Pollution Control Notes
       6.50% due November 15, 2022                                         12 721         12 721

    Other Long-term Debt
       Variable  rate Liquid  Asset Notes with Coupon  Exchange
         ("LANCEs") due October 1, 2007
         (Redeemable at the option of CG&E)
         (Variable  interest rate sets at 6.50% commencing
         October 1, 1999)
         (Holders of not less than 66 2/3% in an
         aggregate  principal  amount of the LANCEs have the one-time right to convert from the 6.50% fixed rate to a London
         Interbank  Offered Rate ("LIBOR") - based floating rate
         at any interest rate payment date between October 1, 1999
         and October 1, 2002)                                             100 000        100 000
       6.40% Debentures due April 1, 2008                                 100 000           -
       6.90% Debentures due June 1, 2025
        (Redeemable at the option of the holders on June 1, 2005)         150 000        150 000
       8.28% Junior Subordinated Debentures due July 1, 2025              100 000        100 000
       6.35% Debentures due June 15, 2038                                 100 000           -
          Total Other Long-term Debt                                      550 000        350 000

    Unamortized Premium and Discount - Net                                 (3 396)        (8 860)
          Total - CG&E                                                  1 164 025      1 278 561

  ULH&P
    First Mortgage Bonds
       6 1/2% Series due August 1, 1999                                      -            20 000
       8% Series due October 1, 2003                                         -            10 000
          Total First Mortgage Bonds                                         -            30 000

    Other Long-term Debt
       6.11% Debentures due December 8, 2003                               20 000           -
       6.50% Debentures due April 30, 2008                                 20 000           -
       7.65% Debentures due July 15, 2025                                  15 000         15 000
          Total Other Long-term Debt                                       55 000         15 000

    Unamortized Premium and Discount - Net                                   (447)          (329)
          Total - ULH&P                                                    54 553         44 671

  Lawrenceburg Gas Company
    First Mortgage Bonds
       9 3/4% Series due October 1, 2001                                    1 200          1 200
          Total - CG&E and Subsidiaries                                 1 219 778      1 324 432




                                                                              December 31
                                                                          1998           1997
                                                                         (dollars in thousands)

PSI
    First Mortgage Bonds
       Series S,       7%, due January 1, 2002                               -            26 429
       Series Y,   7 5/8%, due January 1, 2007                               -            24 140
       Series QQ,  8 1/4%, due June 15, 2013 (Pollution Control)             -            23 000
       Series TT,  7 3/8%, due March 15, 2012 (Pollution Control)          10 000         10 000
       Series UU,  7 1/2%, due March 15, 2015 (Pollution Control)          14 250         14 250
       Series YY,   5.60%, due February 15, 2023 (Pollution Control)       29 945         29 945
       Series ZZ,  5 3/4%, due February 15, 2028 (Pollution Control)       50 000         50 000
       Series AAA, 7 1/8%, due February 1, 2024                            50 000         50 000
          Total First Mortgage Bonds                                      154 195        227 764

    Secured Medium-term Notes
       Series A, 7.15% to 8.88%, due January 6, 1999 to
         June 1, 2022                                                     284 000        290 000
       Series B, 5.22% to 8.26%, due September 19, 2000
         to August 22, 2022                                               195 000        195 000
         (Series A and B, 7.83% weighted average interest rate
         and 14 year weighted average remaining life)
          Total Secured Medium-term Notes                                 479 000        485 000

    Other Long-term Debt
       Series 1994A Promissory Note, non-interest bearing,
        due January 3, 2001                                                19 825         19 825
       6.35% Debentures due November 15, 2006
         (Redeemable in whole or in part at the option of the
         holders on November 15, 2000)                                    100 000        100 000
       6.00% Debentures due December 14, 2016
         (Redeemable in whole or in part at the option of the
         holders on December 14, 2001)                                     50 000           -
       6.50% Synthetic Putable Yield Securities due August 1, 2026         50 000           -
       7.25% Junior Maturing Principal Securities due March 15, 2028      100 000           -
       6.00% Rural Utilities Service ("RUS") Obligation payable in
         annual installments                                               85 620           -
          Total Other Long-term Debt                                      405 445        119 825

     Unamortized Premium and Discount - Net                               (12 981)        (6 119)
          Total - PSI                                                   1 025 659        826 470

          Total - Cinergy and Subsidiaries                             $2 604 467     $2 150 902

Total - Cinergy Corp. Consolidated
  First Mortgage Bonds                                                 $  760 095     $1 183 664
  Secured Medium-term Notes                                               479 000        485 000
  Pollution Control Notes                                                  12 721         12 721
  Other Long-term Debt                                                  1 369 888        484 825
  Unamortized Premium and Discount - Net                                  (17 237)       (15 308)
          Total Long-term Debt                                         $2 604 467     $2 150 902


Cinergy, CG&E, PSI, and ULH&P

(b)      Mandatory Redemption and Other Requirements

Long-term debt maturities for the next five years (excluding callable and/or putable debt) are as follows:

                 Cinergy and     CG&E and
                 Subsidiaries  Subsidiaries       PSI         ULH&P
                                    (in millions)

1999                 $137          $130          $  7          $20
2000                   32             -            32            -
2001                   40             1            39            -
2002                  124           100            24            -
2003                   77            20            57           20
                     $410          $251          $159          $40

Maintenance and replacement fund provisions contained in PSI's first mortgage bond indenture require cash payments, bond retirements, or pledges of unfunded property additions each year based on an amount related to PSI's net revenues.

5.  Notes Payable and Other Short-term Obligations

Cinergy, CG&E, PSI, and ULH&P

Notes payable and other short-term obligations (excluding notes payable to affiliated companies) and weighted average interest rates were as follows:

Cinergy
                             December 31, 1998                December 31, 1997
                                               Weighted                          Weighted
                       Established              Average  Established              Average
                          Lines    Outstanding   Rate       Lines    Outstanding   Rate
                            (in millions)                    (in millions)
Cinergy
  Committed lines
    Acquisition line      $  160      $160       5.61%    $  350       $  350      6.25%
    Revolving line           600       245       5.68        400           89      6.27
  Commercial paper            -         50       5.78         -           161      6.19
  Uncommitted lines           45        50*      5.84         -            -
Utility subsidiaries
  Committed lines            300        -         -          270           30      6.09
  Uncommitted lines          410        95       5.90        360          206      6.19
  Pollution control notes    267       267       3.83        244          244      4.08
Non-utility subsidiary       138        37      13.11        115           34      7.20

Total                     $1 920      $904       5.20%     $1 739      $1 114      5.78%

* Excess over Established Line represents amount sold by dealers to other investors.

CG&E

                             December 31, 1998                December 31, 1997
                                               Weighted                          Weighted
                       Established              Average  Established              Average
                          Lines    Outstanding   Rate       Lines    Outstanding   Rate
                            (in millions)                    (in millions)

Committed lines           $100         $ -        -        $ 85         $ 15       6.13%
Uncommitted lines          215            5      5.28%      190           90       6.19
Pollution control notes    184          184      3.78       184          184       4.08

Total                     $499         $189      3.83%     $459         $289       4.85%




PSI
                            December 31, 1998                 December 31, 1997
                                               Weighted                          Weighted
                       Established              Average  Established              Average
                          Lines    Outstanding   Rate       Lines    Outstanding   Rate
                            (in millions)                    (in millions)

Committed lines           $200       $ -          -         $185        $ 15       6.06%
Uncommitted lines          195         90        5.93%       170         116       6.19
Pollution control notes     83         83        3.94         60          60       4.08

Total                     $478       $173        4.98%      $415        $191       5.52%

Cinergy, CG&E, PSI, and ULH&P

Cinergy and its utility subsidiaries have arranged committed lines ("unsecured lines of credit"), as well as uncommitted lines (short-term borrowings on an "as offered" basis) with various banks. The established committed lines include $106 million designated as backup for certain of the uncommitted lines at December 31, 1998. Further, the committed lines are maintained by commitment fees, which were immaterial during the 1996 through 1998 period.

Cinergy, CG&E, and PSI

Cinergy's committed lines are comprised of an acquisition line and a revolving line. The established revolving line also provides credit support for Cinergy's commercial paper program, which is limited to a maximum outstanding principal amount of $400 million. The proceeds from the commercial paper sales were used for general corporate purposes. Proceeds from the sale of Cinergy's 6.53% debentures were used to reduce the acquisition line to the year-end level of $160 million.

CG&E and PSI also have the capacity to issue commercial paper that must be supported by committed lines of the respective company. Neither CG&E nor PSI issued commercial paper in 1998 or 1997.

Amounts outstanding under the committed lines for Cinergy, the utility subsidiaries, and the non-utility subsidiary would become immediately due upon an event of default, which includes non-payment, default under other agreements governing company indebtedness, bankruptcy, or insolvency. Certain of the uncommitted lines have similar default provisions.

Both CG&E and PSI have issued variable rate pollution control notes. Holders of these pollution control notes have the right to put their notes on any business day. Accordingly, these issuances are reflected in the Consolidated Balance Sheets as "Notes payable and other short-term obligations."

Cinergy

Global Resources established a $100 million revolving credit agreement in 1998, which is due to expire in March 1999.

Cinergy, CG&E, PSI, and ULH&P

To better manage cash and working capital requirements, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P, participate in a money pooling arrangement. Under this arrangement, Cinergy and its utility subsidiaries with surplus short-term funds, whether from internal or external sources, provide short-term loans to other system companies at rates that reflect (1) the actual costs of the external borrowing and/or (2) the costs of the internal funds which are set at the 30-day Federal Reserve "AA" industrial commercial paper rate. The

SEC's approval of the money pool, pursuant to the PUHCA, extends through December 31, 2002. For amounts outstanding under this money pool arrangement at December 31, 1998 and December 31, 1997, see "Notes payable to affiliated companies" on the Consolidated Balance Sheets for CG&E and PSI and the Balance Sheets for ULH&P.

6.  Sale of Accounts Receivable

Cinergy, CG&E, PSI, and ULH&P

In 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable up to an aggregate maximum of $350 million. As of December 31, 1998, $253 million ($166 million by CG&E and its subsidiaries, including $16 million by ULH&P, and $87 million by PSI), net of reserves, has been sold. The Consolidated Balance Sheets of Cinergy, CG&E, and PSI and the Balance Sheets of ULH&P are net of the amounts sold at December 31, 1998 and 1997.

7.  Leases

Cinergy, CG&E, PSI, and ULH&P

(a)      Operating Leases

Cinergy and its subsidiaries have entered into operating lease agreements covering various facilities and properties, including computer, communications, and transportation equipment and office space. Total rental payments on operating leases for each of the past three years were are follows:

                                        1998       1997       1996
                                               (in millions)
     Cinergy and subsidiaries            $42        $36        $31
     CG&E and subsidiaries                21         18         18
     PSI                                  21         18         13
     ULH&P                                 3          1          2

Future minimum lease payments required under operating leases with remaining, non-cancelable lease terms in excess of one year as of December 31, 1998, are as follows:

                    Cinergy and           CG&E and
                    Subsidiaries        Subsidiaries        PSI        ULH&P*
                                (in millions, ULH&P in thousands)

     1999               $ 38                $11             $10        $135
     2000                 31                  9               8          84
     2001                 22                  8               7          25
     2002                 14                  7               5          25
     2003                 10                  5               4          20
     After 2003           36                 21              11         114
                        $151                $61             $45        $403

* Excludes amounts applicable to CG&E's non-cancelable leases allocated to ULH&P.

Cinergy and CG&E

(b)      Capital Lease

In 1996, CG&E entered into a sale-leaseback agreement for certain equipment at Woodsdale Generating Station. The lease is a capital lease with an initial lease term of five years. At the end of the initial lease term, the lease may be renewed at mutually agreed upon terms or the equipment may be repurchased by CG&E at the original sale amount. The monthly lease payment, comprised of interest only, is based on the applicable LIBOR and, therefore, the capital lease obligation will not be amortized over the initial lease term. The property under the capital lease is depreciated at the same rate as if the property were still owned by CG&E. CG&E recorded a capital lease obligation, included in Non-Current Liabilities, of $22 million, which represented the net book value of the equipment at the beginning of the lease.

8.  Financial Instruments

Cinergy, CG&E, and PSI

(a)  Financial   Derivatives  Cinergy  has  entered  into  financial  derivative contracts for the purposes described below.

Cinergy

    (i) Foreign Exchange Hedging Activity Cinergy has hedged its pound sterling denominated investment in Midlands through a currency swap. The currency swap requires Cinergy to exchange a series of pound sterling denominated cash flows for a series of dollar denominated cash flows based on Cinergy's initial exchange of $500 million for 330 million pounds sterling. Cinergy has also hedged certain of its net investments in the Czech Republic utilizing foreign exchange forward contracts. Translation gains and losses related to the forward foreign exchange contracts and the principal exchange on the currency swap have primarily been recorded in "Accumulated other comprehensive loss", which is reported as a separate component of common stock equity in the Consolidated Financial Statements of Cinergy. At December 31, 1998, aggregate translation losses of approximately $49 million, related to the foreign exchange forward contracts and the principal exchange of the currency swap, have been reflected in Current Liabilities in the Consolidated Balance Sheets of Cinergy. At December 31, 1998, the fair value of these contracts was approximately $(66) million.

Cinergy, CG&E, and PSI

    (ii) Interest Rate Risk Management Cinergy and its subsidiaries enter into interest rate swaps to lower funding costs and manage exposures to fluctuations in interest rates. Under these interest rate swaps, Cinergy and its subsidiaries agree with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional principal amount. Cinergy has effectively fixed the interest rate applicable to the pound sterling denominated leg of its currency swap for its remaining term through an interest rate swap agreement. This contract requires Cinergy to pay a fixed rate and receive a floating rate. This contract has a total notional principal amount of 280 million pounds sterling. Translation gains and losses related to Cinergy's interest obligation, which is payable in pounds sterling, are recognized as a component of interest expense in the Consolidated Statements of Income. The fair value of this interest rate swap agreement at December 31, 1998, was approximately $(19) million.

At December 31, 1998, CG&E had an interest rate swap agreement outstanding related to its sale of accounts receivable. The contract has a notional amount of $100 million and requires CG&E to pay a fixed rate and receive a floating rate. PSI had three interest rate swap agreements outstanding with notional amounts of $100 million each. One contract, with two years remaining of a four-year term, requires PSI to pay a floating rate and receive a fixed rate. The other two contracts, with six-month terms, require PSI to pay a fixed rate and receive a floating rate. The floating rate is based on applicable LIBOR. At December 31, 1998, the fair values of these interest rate swap agreements were not significant.

Cinergy, CG&E, PSI, and ULH&P

(b)  Fair Value of Other Financial Instruments

The estimated fair values of Cinergy's and its subsidiaries' other financial instruments were as follows (this information does not purport to be a valuation of the companies as a whole):

                                             December 31          December 31
                                                1998                 1997
                                          Carrying   Fair      Carrying   Fair
                                           Amount    Value      Amount    Value
Financial Instruments                       (in millions; ULH&P in thousands)

Cinergy and Subsidiaries
First mortgage bonds and
    other long-term debt (includes
    amounts reflected as long-term
    debt due within one year)             $ 2 740   $ 2 934     $ 2 236  $ 2 337

CG&E and Subsidiaries
First mortgage bonds and
    other long-term debt (includes
    amounts reflected as long-term
    debt due within one year)             $ 1 350   $ 1 415     $ 1 324  $ 1 355

PSI
First mortgage bonds and
    other long-term debt (includes
    amounts reflected as long-term
    debt due within one year)             $ 1 032   $ 1 134     $   912  $   982

ULH&P
First mortgage bonds and
    other long-term debt                  $74 553   $78 145     $44 671  $45 591

The following methods and assumptions were used to estimate the fair values of each major class of financial instruments:

Cash and Temporary Cash Investments, Restricted Deposits, and Notes Payable and Other Short-Term Obligations Due to the short period to maturity, the carrying amounts reflected on the Balance Sheets approximate fair values.

First Mortgage Bonds and Other Long-Term Debt The fair values of long-term debt issues were estimated based on the latest quoted market prices or, if not listed on the New York Stock Exchange, on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments.

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

Concentration of credit risk with respect to the ESBU's trade accounts receivable from electric and gas retail customers is limited due to the large number of customers and diversified customer base of residential, commercial, and industrial customers. Contracts within the physical power portfolio of the ECBU's power marketing and trading operations are primarily with traditional electric cooperatives and municipalities and other investor-owned utilities.

Contracts within the trading portfolio of the power marketing and trading operations are primarily with power marketers and other investor-owned utilities. As of December 31, 1998, approximately 73% of the activity within the trading portfolio represents commitments with 10 counterparties. The majority of these contracts are for terms of one year or less. As a result of the extreme volatility experienced in the Midwest power markets during 1998, several new entrants into the market began experiencing financial difficulties and failed to perform their contractual obligations. As a result, the bad debt provisions of approximately $13 million with respect to settled transactions were recorded during the year. Counterparty credit exposure within the power trading portfolio is routinely factored into the mark-to-market valuation. At December 31, 1998, credit exposure within the power trading portfolio is not believed to be significant. Prior to 1998, credit exposure due to nonperformance by counterparties was not significant. As the competitive electric power market continues to develop, counterparties will increasingly include new market entrants, such as other power marketers, brokers, and commodity traders. This increased level of new market entrants, as well as competitive pressures on existing market participants, could increase the ECBU's exposure to credit risk with respect to its power marketing and trading operation. As of December 31, 1998, approximately 37% of the activity within the ECBU's physical gas marketing and trading portfolio represents commitments with 10 counterparties. Credit risk losses related to the ECBU's gas and other commodity physical and trading operations have not been significant. Based on the types of counterparties and customers with which transactions are executed, credit exposure within the gas and other commodity trading portfolios is not believed to be significant.

Potential exposure to credit risk also exists from Cinergy's use of financial derivatives such as currency swaps, foreign exchange forward contracts, and interest rate swaps. Because these financial instruments are transacted only with highly rated financial institutions, Cinergy does not anticipate nonperformance by any of the counterparties.

9.  Pension and Other Postretirement Benefits

Cinergy, CG&E, PSI, and ULH&P

Cinergy's defined benefit pension plans cover substantially all US employees meeting certain minimum age and service requirements. Plan benefits are determined under a final average pay formula with consideration of years of participation, age at retirement, and the applicable average Social Security wage base or benefit amount.

Effective January 1, 1998, Cinergy reconfigured its defined benefit pension plans. The reconfigured plans cover the same employees as the previous plans and established a uniform final average pay formula for all employees. The reconfiguration of the pension plans did not have a significant impact on the Company's financial condition or results of operations.

Cinergy's pension plan funding policy for US employees is to contribute annually an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes. The pension plans' assets consist of investments in equity and fixed income securities.

Cinergy provides certain health care and life insurance benefits to retired US employees and their eligible dependents, if the retiree has met minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments. Prior to January 1, 1997, CG&E and PSI employees were covered under separate plans. Effective January 1, 1997, all Cinergy active US employees are eligible to receive essentially the same postretirement health care benefits. Certain classes of employees, based on age, as well as all retirees, have been grandfathered under benefit provisions in place prior to January 1, 1997. CG&E does not pre-fund its obligations for these postretirement benefits. PSI is pre-funding its obligations as authorized by the IURC.

Cinergy's benefit plans' cost for 1998, 1997, and 1996 included the following components:

                                                                     Other
                                        Pension                  Postretirement
                                        Benefits                    Benefits
                                 1998     1997     1996       1998     1997     1996
                                                    (in millions)

Service cost                    $21.8    $19.8    $21.2      $ 4.1    $ 3.1    $ 5.8
Interest cost                    71.6     67.8     61.6       16.1     16.3     18.7
Expected return on plans'
  assets                        (66.9)   (62.8)   (61.2)        -        -        -
Amortization of transition
  obligation/(asset)             (1.3)    (1.3)    (1.3)       5.0      5.0      8.4
Amortization of prior service
  cost                            4.4      4.4      4.5         -        -        -
Recognized actuarial loss          -       (.3)     (.3)        .4       .3       .3
Net periodic benefit cost       $29.6    $27.6    $24.5      $25.6    $24.7    $33.2

During 1996, CG&E and its subsidiaries (including ULH&P) recognized an additional $31 million of accrued pension cost in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits ("Statement 88"). Additionally, during 1996, PSI recognized an additional $30 million of accrued pension cost in accordance with Statement 88. These amounts represent the costs associated with additional benefits extended in connection with voluntary workforce reduction programs.


                                                                       Other
                                          Pension                  Postretirement
                                          Benefits                    Benefits
                                   1998     1997     1996       1998     1997     1996
Actuarial Assumptions:
Discount rate                      6.75%    7.5%     8.0%       6.75%    7.5%     8.0%
  Rate of future compensation
increase                           3.75%    4.5%     5.0%       n/a      n/a      n/a

Rate of return on plans' assets    9.00%    9.0%     9.0%       n/a      n/a      n/a

For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2004 and remain at that level thereafter.

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1998, and a statement of the funded status as of December 31 of both years.

                                                                       Other
                                               Pension             Postretirement
                                               Benefits               Benefits
                                            1998      1997         1998      1997
                                                        (in millions)

Change in benefit obligation

Benefit obligation at beginning of period  $960.3   $ 877.4       $221.9    $ 211.0

Service cost                                 21.8      19.8          4.1        3.1
Interest cost                                71.6      67.8         16.1       16.3
Amendments                                    1.0        -            -          -
Actuarial gain                               53.6      65.4         17.4        3.7
Benefits paid                               (56.2)    (70.1)       (13.0)     (12.2)

Benefit obligation at end of period       1 052.1     960.3        246.5      221.9

Change in plan assets

Fair value of plan assets at beginning
  of period                                 888.1     764.1           -          -
Actual return on plan assets                  9.9     186.6           -          -
Employer contribution                        23.5       7.5         13.0       12.2
Benefits paid                               (56.2)    (70.1)       (13.0)     (12.2)

Fair value of plan assets at end
  of period                                 865.3     888.1           -          -

Funded status                              (186.8)    (72.2)      (246.5)    (221.9)

Unrecognized prior service cost              43.3      46.6           -          -
Unrecognized net actuarial (gain)/loss      (24.1)   (134.6)        40.3       22.6
Unrecognized net plan assets                 (7.1)     (8.5)        65.8       70.9

Accrued benefit cost at December 31       $(174.7)  $(168.7)     $(140.4)   $(128.4)


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                           1-Percentage-     1-Percentage-
                                          Point Increase    Point Decrease
                                                    (in millions)
Effect on total of service and interest
  cost components                             $ 2.8             $(2.4)
Effect on postretirement benefit
  obligation                                   26.7             (23.7)

In addition, the Company sponsors non-qualified pension plans that cover officers, certain other key employees, and non-employee directors. Cinergy's non-qualified pension plans are not currently funded. Cinergy may begin to fund certain of these plans through a rabbi trust in 1999.

The pension benefit obligations and pension expense under these plans were:

                                     1998         1997
                                       (in millions)
      Pension benefit obligations    $31.4        $24.6
      Pension expense                  4.5          4.1

Cinergy

10.  Investments in Unconsolidated Subsidiaries

Except for Cinergy's 50% investment in Avon Energy Partners Holdings ("Avon Energy"), which holds Midlands Electricity plc ("Midlands"), investments in unconsolidated subsidiaries are not significant.

Summarized financial information for Avon Energy is as follows:

                                                            December 31
                                                         1998        1997
                                                           (in millions)
Assets
  Current assets                                        $  568      $  676
  Property, plant, and equipment                         1 974       1 890
  Other assets                                           2 111       2 148
    Total assets                                        $4 653      $4 714
Liabilities and Shareholders' Equity
  Other liabilities                                     $1 639      $2 175
  Long-term debt                                         1 896       1 533
  Total common shareholders' equity                      1 118       1 006
    Total liabilities and shareholders' equity          $4 653      $4 714

Cinergy's investments in unconsolidated
  subsidiaries:           Avon Energy                   $  556      $  505
                          Other companies                   18          33
    Total investments in unconsolidated
      subsidiaries                                      $  574      $  538

                                                         December 31
                                                  1998      1997      1996
                                                        (in millions)

Operating revenues                               $2 406    $2 176    $1 132
Net income before extraordinary item             $  105    $  127    $   50
Extraordinary item - windfall profits
  tax (less applicable income taxes of $0)       $ -       $ (219)   $ -
Net income (loss)                                $  105    $  (92)   $   50

Cinergy's equity in earnings of Avon Energy
  before extraordinary item                      $   57    $   63    $   25
Cinergy's equity in extraordinary item             -         (109)     -

Cinergy's equity in earnings of: Avon Energy     $   57    $  (46)   $   25
                                 Other companies     (6)       (3)     -
Total equity in the earnings of unconsolidated
  subsidiaries                                   $   51    $  (49)   $   25

During 1997 Cinergy received $25 million of dividends from Avon Energy.

In November 1998, Midlands announced the sale of its electric supply business to National Power PLC ("National Power"). National Power will acquire all of the assets of Midlands' supply business and assume its liabilities, including obligations under all Midlands power purchase agreements for approximately $300 million, plus an adjustment for working capital at financial closing. The sale is subject to approval by Great Britain's Department of Trade and Industry and Office of Electricity Regulation and is expected in the second quarter of 1999. Midlands will continue to own and operate its distribution business as well as interests in various generation stations.

11.  Income Taxes

Cinergy

The significant components of Cinergy's net deferred income tax liability at December 31, 1998, and 1997, are as follows:

                                                       1998            1997
                                                           (in millions)
Deferred Income Tax Liability
  Utility plant                                      $1 104.2        $1 076.8
  Unamortized costs of reacquiring debt                  21.2            24.4
  Deferred operating expenses and carrying
    costs                                                73.3            75.0
  Amounts due from customers - income taxes             121.7           129.4
  Deferred DSM costs                                     22.8            31.7
  Investments in unconsolidated subsidiaries               -             55.0
  Other                                                  51.0            47.9
    Total deferred income tax liability               1 394.2         1 440.2

Deferred Income Tax Asset
  Unamortized investment tax credits                     57.0            60.5
  Accrued pension and other benefit costs                89.0            63.3
  Net energy risk management liabilities                 54.5              -
  RUS obligations                                        29.5             3.8
  Investments in unconsolidated subsidiaries             13.1              -
  Other                                                  60.0            64.1
    Total deferred income tax asset                     303.1           191.7

Net Deferred Income Tax Liability                    $1 091.1        $1 248.5

CG&E

The significant components of CG&E's net deferred income tax liability at December 31, 1998, and 1997, are as follows:

                                                         1998           1997
                                                            (in millions)
Deferred Income Tax Liability
  Utility plant                                         $694.4         $683.3
  Unamortized costs of reacquiring debt                   10.5           11.1
  Deferred operating expenses and
    carrying costs                                        55.2           62.0
  Amounts due from customers - income taxes              114.6          121.9
  Deferred DSM costs                                      13.2           11.7
  Other                                                   43.9           43.9
    Total deferred income tax liability                  931.8          933.9

Deferred Income Tax Asset
  Unamortized investment tax credits                      39.5           41.7
  Accrued pension and other benefit costs                 41.3           39.2
  Net energy risk management liabilities                  26.3             -
  Other                                                   53.6           58.6
    Total deferred income tax asset                      160.7          139.5

Net Deferred Income Tax Liability                       $771.1         $794.4

PSI

The significant components of PSI's net deferred income tax liability at December 31, 1998, and 1997, are as follows:

                                                         1998           1997
                                                            (in millions)
Deferred Income Tax Liability
  Electric utility plant                                $409.8         $393.5
  Unamortized costs of reacquiring debt                   10.7           13.3
  Amounts due from customers - income taxes                7.1            7.5
  Deferred operating expenses and accrued
    carrying costs                                        18.1           13.0
  Deferred DSM costs                                       9.6           20.0
  Other                                                    4.6            3.7
    Total deferred income tax liability                  459.9          451.0

Deferred Income Tax Asset
  Unamortized investment tax credits                      17.5           18.8
  Accrued pension and other benefit costs                 20.7           24.1
  Net energy risk management liabilities                  28.2             -
  RUS obligations                                         29.5            3.8
  Other                                                     -              .8
    Total deferred income tax asset                       95.9           47.5

Net Deferred Income Tax Liability                       $364.0         $403.5

ULH&P

The significant components of ULH&P's net deferred income tax liability at December 31, 1998, and 1997, are as follows:

                                                        1998          1997
                                                          (in thousands)
Deferred Income Tax Liability
  Utility plant                                       $34 442       $34 001
  Unamortized costs of reacquiring debt                 1 390         1 463
  Deferred fuel costs                                   1 557           -
  Other                                                 2 626         2 546
    Total deferred income tax liability                40 015        38 010

Deferred Income Tax Asset
  Unamortized investment tax credits                    1 720         1 832
  Amounts due to customers - income taxes               3 616         2 650
  Deferred fuel costs                                    -              508
  Accrued pension and other benefit costs               2 658         2 397
  Other                                                 5 887         4 412
    Total deferred income tax asset                    13 881        11 799

Net Deferred Income Tax Liability                     $26 134       $26 211

Cinergy, CG&E, PSI, and ULH&P

Cinergy and its subsidiaries will participate in the filing of a consolidated federal income tax return for the year ended December 31, 1998. The current tax liability is allocated among the members of the group pursuant to a tax sharing agreement consistent with Rule 45(c) of the PUHCA.

A summary of federal and state income taxes charged (credited) to income and the allocation of such amounts is as follows:

Cinergy
                                                   1998       1997      1996
                                                        (in millions)

Current Income Taxes
  Federal                                         $209.0     $133.3    $143.4
  State                                             16.9       12.1       7.5
      Total current income taxes                   225.9      145.4     150.9

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                 25.3       26.7      61.6
    DSM costs                                       (8.8)      (8.5)     (1.9)
    Pension and other benefit costs                 (3.3)        .9     (28.2)
    Litigation settlement                             -         1.8      26.2
    RUS obligations                                (22.5)      (3.5)       -
    Unrealized energy risk management losses       (49.4)      (1.5)       -
    Fuel costs                                      (1.0)       4.4       8.8
    Other items - net                              (32.0)      54.5     (15.4)
      Total deferred federal income taxes          (91.7)      74.8      51.1

  State                                             (7.4)       2.4       6.5
      Total deferred income taxes                  (99.1)      77.2      57.6

Investment Tax Credits - Net                        (9.6)      (9.6)     (9.8)

      Total Income Taxes                          $117.2     $213.0    $198.7

CG&E
                                                   1998       1997      1996
                                                         (in millions)

Current Income Taxes
  Federal                                         $151.7     $117.1    $115.5
  State                                              3.9        5.2       1.5
      Total current income taxes                   155.6      122.3     117.0

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                 14.7       13.6      36.6
    DSM costs                                         .8        7.5        .6
    Pension and other benefit costs                  5.0       (2.8)    (17.0)
    Unrealized energy risk management losses                 (25.2)       (.7)
    Fuel costs                                      (1.5)      (5.5)     10.8
    Other items - net                              (14.5)      11.6      (8.1)
      Total deferred federal income taxes          (20.7)      23.7      22.9

  State                                              (.4)      (1.0)      2.2
      Total deferred income taxes                  (21.1)      22.7      25.1

Investment Tax Credits - Net                        (6.2)      (6.2)     (6.2)

      Total Income Taxes                          $128.3     $138.8    $135.9

PSI
                                                    1998      1997      1996
                                                         (in millions)

Current Income Taxes
  Federal                                          $69.8     $35.0     $41.3
  State                                             10.5       6.8       6.0
      Total current income taxes                    80.3      41.8      47.3

Deferred Income Taxes
  Federal
    Depreciation and other electric utility
      plant-related items                           10.7      13.3      25.0
    DSM costs                                       (9.6)    (16.1)     (2.5)
    Pension and other benefit costs                 (1.9)      3.7     (11.2)
    Litigation settlement                             -        6.2      26.2
    RUS Obligations                                (22.5)     (3.5)       -
    Unrealized energy risk management losses       (24.2)      (.8)       -
    Fuel costs                                        .5       9.9      (2.0)
    Coal contract buyout                             3.1       5.5        -
    Coal gasification payments                      (1.0)      7.7        -
    Other items - net                               (3.1)      9.9      (6.3)
      Total deferred federal income taxes          (48.0)     35.8      29.2

  State                                             (5.8)      3.3       4.3
      Total deferred income taxes                  (53.8)     39.1      33.5

Investment Tax Credits - Net                        (3.4)     (3.5)     (3.6)

      Total Income Taxes                           $23.1     $77.4     $77.2

ULH&P
                                                     1998      1997     1996
                                                          (in thousands)

Current Income Taxes
  Federal                                          $6 699   $11 607  $   416
  State                                             1 336     3 002      (87)
      Total current income taxes                    8 035    14 609      329

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                   420       847    1 506
    Pension and other benefit costs                   319        -      (277)
    Fuel costs                                        820    (5 486)   6 111
    Unamortized costs of reacquiring debt             (58)     (122)     458
    Service company allocations                    (1 376)      (36)    -
    Other items - net                                (415)       48      291
      Total deferred federal income taxes            (290)   (4 749)   8 089

  State
    Depreciation and other utility plant-
      related items                                   196       287      425
    Fuel costs                                        211    (1 404)   1 570
    Other items - net                                 (99)       23       55
      Total deferred state income taxes               308    (1 094)   2 050

      Total deferred income taxes                      18    (5 843)  10 139

Investment Tax Credits - Net                         (279)     (280)    (282)

      Total Income Taxes                           $7 774   $ 8 486  $10 186

Cinergy, CG&E, PSI, and ULH&P

Federal income taxes, computed by applying the statutory federal income tax rate to book income before extraordinary item and federal income tax, are reconciled to federal income tax expense reported in the Consolidated Statements of Income of Cinergy, CG&E, and PSI and the Statements of Income of ULH&P as follows:

Cinergy
                                                 1998       1997       1996
                                                       (in millions)

Statutory federal income tax provision          $129.0     $196.4     $181.8
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (9.6)      (9.6)      (9.8)
  Depreciation and other utility plant-
    related differences                           10.4       11.7       14.1
  Preferred dividend requirements of
    subsidiaries                                   2.3        4.4        8.5
  Foreign tax adjustments                        (20.0)     (13.2)     (11.1)
  Other - net                                     (4.4)       8.8        1.2
Federal income tax expense                      $107.7     $198.5     $184.7

CG&E
                                                 1998       1997       1996
                                                        (in millions)

Statutory federal income tax provision          $119.2     $130.8     $125.8
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (6.2)      (6.2)      (6.2)
  Depreciation and other utility plant-
    related differences                            9.0        9.8       11.7
  Other - net                                      2.8         .1         .9
Federal income tax expense                      $124.8     $134.5     $132.2

PSI
                                                 1998       1997       1996
                                                        (in millions)

Statutory federal income tax provision          $ 24.7     $ 69.8     $ 67.4
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (3.4)      (3.5)      (3.6)
  Other - net                                     (2.9)       1.0        3.1
Federal income tax expense                      $ 18.4     $ 67.3     $ 66.9

ULH&P
                                                 1998       1997       1996
                                                       (in thousands)

Statutory federal income tax provision          $6 937     $6 823     $7 987
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (279)      (280)      (282)
  Depreciation and other utility plant-
    related differences                           (168)        96        358
  Other - net                                     (360)       (61)       160
Federal income tax expense                      $6 130     $6 578     $8 223

12.  Commitments and Contingencies

(a)      Construction

Cinergy, CG&E, PSI, and ULH&P

Construction expenditures for the 1999 through 2003 period are forecast to be approximately $889 million for CG&E (including $120 million for ULH&P) and $774 million for PSI. These forecasted amounts exclude the estimated expenditures necessary to comply with the stricter nitrogen oxide ("NOx") emission control standards proposed by the United States Environmental Protection Agency ("EPA").

(b)      Manufactured Gas Plant ("MGP") Sites

Cinergy, CG&E, PSI, and ULH&P

     (i) General Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

Cinergy and PSI

     (ii) PSI Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including at least 21 MGP sites which PSI or its predecessors previously owned. PSI acquired four of the sites from Northern Indiana Public Service Company ("NIPSCO") in 1931 and at the same time it sold NIPSCO the sites located in Goshen and Warsaw, Indiana. In 1945, PSI sold 19 of these sites (including the four it acquired from NIPSCO) to Indiana Gas and Water Company, Inc. (now Indiana Gas Company, Inc. ("IGC")). One of the 19 sites, the one located in Rochester, Indiana, was later sold by IGC to NIPSCO.

IGC and NIPSCO both made claims against PSI, contending that PSI is a Potentially Responsible Party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the 21 MGP sites, and therefore legally responsible for the costs of investigating and remediating these sites. Moreover, in August 1997, NIPSCO filed suit against PSI in federal court, claiming, pursuant to CERCLA, recovery from PSI of NIPSCO's past and future costs of investigating and remediating MGP related contamination at the Goshen MGP site.

In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement by which they settled allocation of CERCLA liability for past and future costs, among the three companies, at seven MGP sites in Indiana. Pursuant to this agreement, NIPSCO's lawsuit against PSI was dismissed. The parties have assigned one of the parties lead responsibility for managing further investigation and remediation activities at each of the sites. Similar agreements were reached between IGC and PSI which allocate CERCLA liability at 14 MGP sites with which NIPSCO had no involvement. These agreements conclude all CERCLA and similar claims between the three companies relative to MGP sites. Pursuant to the agreements and applicable laws, the parties are continuing to investigate and remediate the sites as appropriate. Investigation and cleanup of some of the sites is subject to oversight by the Indiana Department of Environmental Management ("IDEM").

PSI has placed its insurance carriers on notice of IGC's, NIPSCO's, and the IDEM's claims related to MGP sites. In April 1998, PSI filed suit in Hendricks County Circuit Court against its general liability insurance carriers seeking, among other matters, a declaratory judgment that its insurance carriers are obligated to defend MGP claims against PSI or pay PSI's costs of defense and to indemnify PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims associated with MGP sites. PSI cannot predict the outcome of this litigation.

Based upon the work performed to date, PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring. Estimated costs of certain remedial activities are accrued when such costs are reasonably estimable. PSI does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of a remedial investigation/feasibility study and the development of some sense of the timing for the implementation of the potential remedial alternatives, to the extent such remediation may be required. Accordingly, the total costs that may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time. These future costs at the 21 Indiana MGP sites, based on information currently available, are not material to Cinergy's financial condition or results of operations. However, as further investigation and remediation activities are undertaken at these sites, the potential liability for the 21 MGP sites could be material to Cinergy's and PSI's financial condition or results of operations.

Cinergy, CG&E, and ULH&P

     (iii) CG&E and its Utility Subsidiaries CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have undertaken preliminary site assessments to obtain more information about some of these MGP sites.

Cinergy, CG&E, and PSI

(c)      Ozone Transport Rulemaking

In October 1998, the EPA finalized its Ozone Transport Rule ("NOx SIP Call"). It applies to 22 states in the eastern half of the US, including the three states in which the Cinergy electric utilities operate. This rule recommends that states reduce NOx emissions from primarily industrial and utility sources to a certain limit by May 2003. Ohio, Indiana, a number of other states, and various industry groups, including some of which Cinergy is a member, filed legal challenges to the NOx SIP Call in late 1998. Ohio and Indiana have also provided preliminary indications that they will seek fewer NOx reductions from the utility sector in their implementing regulations than the EPA has budgeted in its rulemaking. The state implementing regulations will need the EPA's approval. Under the current provisions of the NOx SIP Call, the estimate for compliance with the EPA limits is currently $500 million to $700 million (in 1998 dollars) between now and 2003. This estimate is significantly dependent on several factors, including the final determination regarding both the timing and stringency of the final required NOx reductions, the output of CG&E's and PSI's generating units, the availability of an adequate supply of resources to construct the necessary control equipment, and the extent to which a NOx allowance trading market develops, if any.

Cinergy

(d)  Uch Project

Midlands (of which the Company owns 50%) has a 40% ownership interest in a 586 megawatts ("MW") power project in Pakistan ("Uch project" or "Uch") which was originally scheduled to begin commercial operation in late 1998. In July 1998, the Pakistani government-owned utility issued a notice of intent to terminate certain key project agreements relative to the Uch project. The notice asserts that various forms of corruption were involved in the original granting of the agreements to the Uch investors by a predecessor government. The Company believes that this notice is similar to notices received by a number of other independent power projects in Pakistan.

The Uch investors, including a subsidiary of Midlands, strongly deny the allegations and have pursued all available legal options to enforce their contractual rights under the project agreements. Physical construction of the project is complete; however, commercial operations have been delayed pending resolution of the dispute. In December 1998, the Pakistani government offered to withdraw its notice.

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

Cinergy and PSI

(e)  Expiration of Bargaining Agreement

Our collective-bargaining agreement with the International Brotherhood of Electrical Workers Local No. 1393, covering approximately 1,470 employees, will expire on May 1, 1999. Management has developed contingency plans for service to continue in the event of a work stoppage. In the unlikely event of a work stoppage, incremental related costs would be incurred, but would not be expected to have a material impact on operating income.

Cinergy, CG&E, and PSI

13.  Jointly-Owned Plant

CG&E, Columbus Southern Power Company, and The Dayton Power and Light Company have constructed electric generating units and related transmission facilities on varying common ownership bases. PSI is a joint owner of Gibson Generating Station ("Gibson") Unit 5 with Wabash Valley Power Association, Inc. ("WVPA") and Indiana Municipal Power Agency ("IMPA"). Additionally, PSI is a co-owner with WVPA and IMPA of certain transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems which are operated and maintained by PSI. The Consolidated Statements of Income reflect CG&E's and PSI's portions of all operating costs associated with the jointly-owned facilities.

CG&E's and PSI's investments in jointly-owned plant are as follows:
                                                        1998
                                                Utility                   Construction
                                                Plant in   Accumulated       Work in
                                        Share   Service    Depreciation     Progress
                                                  (dollars in millions)

CG&E
  Production
    Miami Fort Station (Units 7 and 8)  64.00%   $  216        $120            $4
    W.C. Beckjord Station (Unit 6)      37.50        41          26             1
    J.M. Stuart Station                 39.00       273         128             2
    Conesville Station (Unit 4)         40.00        73          39             2
    William H. Zimmer Station           46.50     1 218         275             5
    East Bend Station                   69.00       333         172             2
    Killen Station                      33.00       187          91             -
  Transmission                         Various       64          32             1

PSI
  Production:
    Gibson (Unit 5)                     50.05       206         102             3
  Transmission and local facilities     94.62         2           1             -

14.  Quarterly Financial Data (unaudited)

Cinergy
                                                        Basic      Diluted
                                                       Earnings    Earnings
               Operating    Operating       Net         (Loss)     (Loss)
Quarter Ended  Revenues (a)  Income  (a) Income(Loss)  Per Share  Per Share
                         (in millions, except per share amounts)
1998
March 31         $1 348       $226         $106         $ .67      $ .67
June 30           1 168          3(b,d)     (25)(b,d)    (.16)(b,d) (.16)(b,d)
September 30      1 976        204(e)       109 (e)       .69 (e)    .69 (e)
December 31       1 384        133(f)        71 (f)       .45 (f)    .45 (f)
  Total          $5 876       $566         $261         $1.65      $1.65

1997
March 31         $1 039       $215         $114         $ .72      $ .72
June 30             872        142           56           .35        .34
September 30      1 361        183          (27)(c)      (.16)(c)   (.17)(c)
December 31       1 115        226          110           .70        .70
  Total          $4 387       $766         $253         $1.61      $1.59

CG&E
                           Operating           Operating             Net
Quarter Ended              Revenues             Income  (a)        Income
                                             (in millions)
1998
March 31                    $  767               $141               $ 71
June 30                        590                 43(b)              13(b)
September 30                   884                147(e)              79(e)
December 31                    615                117(f)              53(f)
  Total                     $2 856               $448               $216

1997
March 31                    $  614               $143               $ 68
June 30                        487                 92                 38
September 30                   712                114                 52
December 31                    639                151                 81
  Total                     $2 452               $500               $239


PSI
                           Operating           Operating            Net
Quarter Ended              Revenues          Income (Loss)(a)  Income (Loss)
                                             (in millions)
1998
March 31                    $  592               $ 90               $ 43
June 30                        511                (29)(b,d)          (31)(b,d)
September 30                   807                 65 (e)             27 (e)
December 31                    493                 35 (f)             13 (f)
  Total                     $2 403               $161               $ 52

1997
March 31                    $  424               $ 74               $ 33
June 30                        391                 55                 24
September 30                   651                 77                 40
December 31                    494                 83                 35
  Total                     $1 960               $289               $132

Cinergy, CG&E, PSI

(a) For a discussion of the reclassification of amounts disclosed in prior reports, see Note 1 (b).

(b) In the second quarter of 1998, Cinergy recorded charges of $65 million, pretax ($58 million for CG&E and $7 million for PSI) related to power marketing and trading operations which constitutes, after tax, $.26 per share, basic and diluted. For a discussion of the energy marketing and trading operations, see
Note 1(c).

(c) For a discussion of the windfall profits tax levied against Midlands, which was recorded in the third quarter of 1997 as an extraordinary item, see Note 17. Net income, basic EPS, and diluted EPS during the third quarter of 1997, before the extraordinary item, were $83 million, $.53, and $.52, respectively. Total net income, basic EPS, and diluted EPS for 1997, before the extraordinary item, were $363 million, $2.30, and $2.28, respectively.

(d) In the second quarter of 1998, Cinergy, through PSI, recorded a charge against earnings of $80 million ($50 million after tax or $.32 per share basic and diluted) for a settlement related to the Marble Hill nuclear project. For a discussion of this settlement, see Note 18.

(e) In the third quarter of 1998, Cinergy recorded charges of $20 million, pretax ($(5) million for CG&E and $25 million for PSI) related to power marketing and trading operations which constitutes, after tax, $.08 per share, basic and diluted. For a discussion of the energy marketing and trading operations, see Note 1(c).

(f) In the fourth quarter of 1998, Cinergy recorded charges of $50 million, pretax ($20 million for CG&E and $30 million for PSI) related to power marketing and trading operations which constitutes, after tax, $.20 per share, basic and diluted. For a discussion of the energy marketing and trading operations, see
Note 1(c).

Cinergy, CG&E, PSI, and ULH&P

15.  Financial Information by Business Segment

During 1998, Cinergy and its subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 requires disclosure about reportable operating segments in annual and interim condensed financial statements. These operating segments are based on products and services, geography, legal structure, management structure or any manner in which management disaggregates a company.

Cinergy's reportable segments are strategic business units which were formed during the second half of 1996 and began operating as separately identifiable business units in 1997. Each business unit has its own management structure, headed by a business unit president who reports directly to the chief executive officer of Cinergy. Each business unit and its responsibilities as of December 31, 1998, is described in detail below.

The ECBU operates and maintains, exclusive of certain jointly-owned plant, all of the Company's domestic electric generation facilities. In addition to the production of electric power, all energy risk management, marketing, and proprietary arbitrage trading, with the exception of electric and gas retail sales, is conducted through the ECBU. Revenues from external customers are derived from the ECBU's marketing, trading, and risk management activities. Intersegment revenues are derived from the sale of electric power to the ESBU.

The EDBU plans, constructs, operates, and maintains the Company's transmission and distribution systems. Revenues from customers other than end-users are primarily derived from the transmission of electric power through the Company's transmission system. Intersegment revenues are derived from sale of electric and gas transmission and distribution services to the ESBU.

The ESBU provides gas and electric energy as well as gas supply risk management services to end-users. The ESBU also manages the development and the sales and marketing of new end-use energy-related products and services. All of the ESBU's revenues are derived from the sales of such services and products to external customers. All electric energy sold to end-users is purchased from the ECBU. In addition to energy-related products and services, the ESBU also sells other end-use products and services, such as telephone services, through joint-venture affiliates. Other products and services offered through joint-venture affiliates include the construction and sale or lease of cogeneration and trigeneration facilities to large commercial/industrial customers and energy management services to third parties.

The IBU directs and manages all of the Company's international business holdings, which include wholly-owned subsidiaries and equity investments. Revenues and equity earnings from unconsolidated companies are primarily derived from energy-related businesses.

Transfer pricing for sales of electric energy and sales of electric and gas transmission and distribution services between the ECBU, ESBU, and EDBU are derived from the operating utilities' retail and wholesale rate structures.

The following financial information by business unit, product and service, and geographic area for the years ending December 31, 1998, 1997, and 1996, is as follows:

Business Units
                                                                        1998
                                                                                 All     Reconciling
                                            Cinergy Business Units              Other    Eliminations
                                  ECBU     EDBU      ESBU      IBU     Total     (1)         (2)       Consolidated
(in millions)
Operating Revenues -
  External Customers             $2,726   $   34    $3,107    $  9    $ 5,876    $  -      $  -          $ 5,876
Intersegment Revenues             1,782      724      -         -       2,506       -       (2,506)         -
Depreciation and Amortization (3)   197      123         4       2        326       -         -              326
Equity in Earnings of
  Unconsolidated Subsidiaries        (1)    -           (4)     56         51       -         -               51
Interest Expense (net) (4)           95       88         3      51        237        7        -              244
Income Taxes                       -        -         -         -        -         117        -              117
Segment Profit (Loss)               151      225         4      16        396     (135)       -              261
Total Segment Assets              5,476    3,754       275     751     10,256       43        -           10,299
Investments in Unconsolidated
  Subsidiaries                     -        -            8     566        574       -         -              574
Total Expenditures for Long-
  Lived Assets                      109      227        17      -         353       17        -              370

(1) The all other category represents miscellaneous corporate items, including income taxes, which are not allocated to business units for purposes of segment profit measurement.
(2) The reconciling eliminations category eliminates the intersegment revenues of the ECBU and the EDBU.
(3) The components of Depreciation and Amortization include depreciation of fixed assets, amortization of intangible assets, amortization of phase-in deferrals, and amortization of post-in-service deferred operating expenses.
     (4) Interest income is deemed immaterial.



                                                                        1997
                                                                                 All     Reconciling
                                            Cinergy Business Units             Other    Eliminations
                                  ECBU      EDBU      ESBU      IBU    Total     (1)         (2)      Consolidated
(in millions)
Operating Revenues -
  External Customers             $1,287    $   27    $3,071    $  2    $4,387    $ -        $  -         $4,387
Intersegment Revenues             1,688       727      -         -      2,415      -         (2,415)       -
Depreciation and Amortization
  (3)                               184       118         5      -        307      -           -            307
Equity in Earnings of
  Unconsolidated Subsidiaries      -         -           (3)     63        60      -           -             60
Interest Expense (net) (4)          108        86         4      38       236      -           -            236
Income Taxes                       -         -         -         -       -        213          -            213
Segment Profit (Loss) Before
  Extraordinary Item                330       224         4      22       580    (217)         -            363
Extraordinary Item (5)             -         -         -       (109)     (109)     -           -           (109)
Segment Profit (Loss)               330       224         4     (87)      471    (217)         -            254
Total Segment Assets              4,380     3,617       279     562     8,838      20          -          8,858
Investments in Unconsolidated
  Subsidiaries                     -         -            3     535       538      -           -            538
Total Expenditures for Long-
  Lived Assets                       79       224        12      -        315      13          -            328

(1) The all other category represents miscellaneous corporate items, including income taxes, which are not allocated to business units for purposes of segment profit measurement.
(2) The reconciling eliminations category eliminates the intersegment revenues of the ECBU and the EDBU.
(3) The components of Depreciation and Amortization include depreciation of fixed assets, amortization of intangible assets, amortization of phase-in deferrals, and amortization of post-in-service deferred operating expenses.
     (4) Interest  income is deemed  immaterial.  (5) Windfall  Profits Tax (see
     Note 17).




                                                                        1996
                                                                                   All     Reconciling
                                            Cinergy Business Units                Other    Eliminations
                                  ECBU      EDBU      ESBU     IBU     Total       (1)         (2)         Consolidated
(in millions)
Operating Revenues -
  External Customers             $  210    $   23    $3,043    $ -     $3,276    $   -        $  -            $3,276
Intersegment Revenues             1,678       733      -         -      2,411        -         (2,411)          -
Depreciation and Amortization
  (3)                               175       115         5      -        295        -           -               295
Equity in Earnings of
  Unconsolidated Subsidiaries      -         -         -         25        25        -           -                25
Interest Expense (net) (4)          101        91         6      18       216        -           -               216
Income Taxes                       -         -         -         -       -          199          -               199
Segment Profit (Loss)               308       208        16       7       539      (204)         -               335
Total Segment Assets              4,399     3,424       283     605     8,711        14          -             8,725
Investments in Unconsolidated
  Subsidiaries                     -         -         -        593       593        -           -               593
Total Expenditures for
  Long-Lived Assets                 100       206        17     593       916         1          -               917

(1) The all other category represents miscellaneous corporate items, including income taxes, which are not allocated to business units for purposes of segment profit measurement.
(2) The reconciling eliminations category eliminates the intersegment revenues of the ECBU and the EDBU.
(3) The components of Depreciation and Amortization include depreciation of fixed assets, amortization of intangible assets, amortization of phase-in deferrals, and amortization of post-in-service deferred operating expenses.
(4) Interest income is deemed immaterial.


Products and Services
(in millions)
                                                     Revenues
                     Traditional Utility                   Energy Marketing and Trading      Other
Year       Electric          Gas           Total           Electric      Gas       Total            Consolidated
1998        $2,696          $435          $3,131            $2,066      $665      $2,731      $14      $5,876
1997         2,579           519           3,098             1,283        -        1,283        6       4,387
1996         2,568           505           3,073               200        -          200        3       3,276

Cinergy's core products and services focus on providing traditional utility services (the supply of electric energy and gas supply) and energy marketing and trading services.

Geographic Areas and Long-Lived Assets
(in millions)
                                                   Revenues
                                                 International
Year            Domestic              UK          All Other(1)          Total          Consolidated
1998             $5,867              $ -              $9                 $9               $5,876
1997              4,385                -               2                  2                4,387
1996              3,276                -               -                  -                3,276

                                               Long-Lived Assets
                                                 International
Year            Domestic              UK          All Other(1)          Total          Consolidated
1998             $7,302              $501            $209               $710              $8,012
1997              7,267               505              42                547               7,814
1996              7,302               593              10                603               7,905


(1) During 1998, the IBU acquired the assets of two district heating plants (approximately 816 MW combined) in the Czech Republic. The assets and the results of operations of these international investments are consolidated into the company's financial statements, while the remaining international long-lived assets of the IBU are accounted for as equity method investments. As a result, revenues from the IBU are not significant.

Cinergy's core service territory and asset base is located in the southwestern portion of Ohio, including adjacent areas in Kentucky, and the north central, central, and southern regions of Indiana. Cinergy's energy marketing and trading function provides energy risk management, marketing, and trading services throughout the US. Abroad, Cinergy owns a 50% interest in Midlands, a regional electric company located in the United Kingdom ("UK"). In addition to its ownership interest in Midlands, Cinergy also has other equity investments in Europe, Africa, and Asia and is actively developing other energy-related projects.

Cinergy

16.  Earnings Per Share

A reconciliation of earnings per common share ("basic EPS") to earnings per common share assuming dilution ("diluted EPS") is presented below:

                                          Income        Shares
                                        (Numerator)  (Denominator)      EPS
                                      (in millions, except per share amounts)
   1998 Earnings per common share:
   Net income                               $261           158         $1.65

Effect of dilutive securities:
   Common stock options                                      1

EPS--assuming dilution:
   Net income
    plus assumed conversions                $261           159         $1.65

1997
Earnings per common share:
   Net income before extraordinary item (a) $363           158         $2.30

Effect of dilutive securities:
   Common stock options                                      1

EPS--assuming dilution:
   Net income before extraordinary
    item plus assumed conversions(a)        $363           159         $2.28

1996
Net income                                  $335
Less:  costs of reacquisition of
       preferred stock of subsidiary          18

Earnings per common share:
   Net income applicable to common
    stock                                    317           158         $2.00

Effect of dilutive securities:
   Common stock options                                      1

EPS--assuming dilution:
   Net income applicable to common
    stock plus assumed conversions          $317           159         $1.99

(a) The after-tax EPS impact of the extraordinary item - equity share of windfall profits tax in 1997 was $.69 for both basic and diluted EPS.

Options to purchase shares of common stock are excluded from the calculation of EPS--assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the year. For 1998, approximately one million shares, with an average exercise price of approximately $38.00 per share, were excluded from the EPS-assuming dilution calculation.
For 1997 and 1996, shares excluded for this calculation were immaterial.

Cinergy

17.  Extraordinary Item - Equity Share of Windfall Profits Tax

During the third quarter of 1997, a windfall profits tax was enacted into law in Great Britain. This tax was levied against a limited number of British companies, including Midlands, which had previously been owned and operated by the government. The tax was intended to be a recovery of funds by the government due to the undervaluing of companies, such as Midlands, when they were privatized by the government via public stock offerings several years ago.

Cinergy's share of the tax was approximately 67 million pounds sterling ($109 million or $.69 per share, basic and diluted). As Cinergy's management believes this charge to be unusual in nature, and does not expect such a charge to recur, the tax was recorded as an extraordinary item in Cinergy's Consolidated Statement of Income during 1997. No related tax benefit was recorded for the charge as the windfall profits tax is not deductible for corporate income tax purposes in the UK, and Cinergy expects that benefits, if any, derived for US federal income taxes will not be significant.

Cinergy and PSI

18.       WVPA Settlement

In February 1989, PSI and WVPA entered into a settlement agreement to resolve all claims related to Marble Hill, a nuclear project canceled in 1984. Implementation of the settlement was contingent upon a number of events. During 1998, PSI reached agreement on all matters with the relevant parties and, as a result, recorded a liability to the RUS. PSI will repay the obligation to the RUS with interest over a 35-year term. The net proceeds from a 35-year power sales agreement with WVPA will be used to fund the principal and interest on the obligation to the RUS. Assumption of the liability (recorded as long-term debt in the Consolidated Balance Sheet) resulted in a charge against earnings of $80 million ($50 million after tax or $.32 per share basic and diluted) in the second quarter of 1998.


              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cinergy, CG&E, PSI, and ULH&P

None.


                                    PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Board of Directors

Cinergy

Reference is made to Cinergy Corp.'s, a Delaware corporation ("Cinergy" or "Company"), 1999 Proxy Statement with respect to identification of directors and their current principal occupations.

CG&E

The directors of The Cincinnati Gas & Electric Company ("CG&E") at February 28, 1999, included:

Jackson H. Randolph Mr. Randolph, age 68, is Chairman of CG&E. He has served as a director of CG&E since 1983, and his current term as director expires April 20, 1999.

James E. Rogers Mr. Rogers, age 51, is Vice Chairman and Chief Executive Officer of CG&E. He has served as a director of CG&E since 1994, and his current term as director expires April 20, 1999.

James L. Turner Mr. Turner, age 39, is President of CG&E. He has served as a director of CG&E since February 15, 1999, and his current term expires April 20, 1999.

PSI

Reference is made to PSI Energy, Inc.'s ("PSI") 1999 Information Statement with respect to identification of directors and their current principal occupations.

ULH&P

Omitted pursuant to Instruction I(2)(c).

Executive Officers

Cinergy, CG&E, and PSI

The information included in Part I of this report on pages 14 through 18 under the caption "Executive Officers of the Registrants" is referenced in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ULH&P

Omitted pursuant to Instruction I(2)(c).


                         ITEM 11. EXECUTIVE COMPENSATION

Cinergy

Reference is made to Cinergy's 1999 Proxy Statement with respect to executive compensation.

CG&E

Reference is made to Cinergy's 1999 Proxy Statement with respect to executive compensation information pertaining to the "Board Compensation Committee Report on Executive Compensation" and "Deferred Compensation Agreements."

All other information with respect to executive compensation, including "Compensation of Directors," "Summary Compensation Table," "Option/Stock Appreciation Rights ("SAR") Grants Table," "Aggregated Option/SAR Exercises and Year End Option/SAR Values Table," "Pension Benefits," "Employment Agreements and Severance Arrangements," "Compensation Committee Interlocks and Insider

Participation," and "Performance Graph," is set forth below under the respective heading.

Compensation of Directors

Directors who are not employees (the "non-employee directors") receive an annual retainer fee of $8,000 plus a fee of $1,000 for each CG&E board of directors' meeting attended; however, any non-employee director of CG&E, who also serves as a non-employee director of Cinergy or any of its affiliates, shall neither receive such annual retainer fee, nor any compensation for attendance at any CG&E board meeting that is held concurrently or consecutively with a meeting of the board of directors of Cinergy. Directors who are also employees of Cinergy or any of its subsidiaries (Messrs. Randolph, Rogers, and Turner) will receive no remuneration for their services as directors.

Under Cinergy's Directors' Deferred Compensation Plan, each non-employee director of Cinergy or any of its subsidiaries may defer fees and have them accrued either in cash or in units representing shares of Cinergy common stock. If deferred in units, dividends are credited to the individual director's plan account and thereby acquire additional such units, at the same time and rate as dividends are paid to holders of Cinergy common stock. The deferred units are distributed to the director as shares of Cinergy common stock at the time of retirement from the appropriate board. Amounts deferred in cash earn interest at the rate per annum, adjusted quarterly, equivalent to the interest rate for a one-year certificate of deposit as quoted in The Wall Street Journal for the first business day of the calendar quarter, and are paid to the director at the time of retirement from the appropriate board.

Cinergy has maintained an unfunded Retirement Plan for Directors under which non-employee directors of Cinergy, Cinergy Services, Inc. ("Services"), CG&E, or PSI have accrued retirement benefits based upon their years of service. Prior service by non-employee directors of CG&E, PSI, or PSI Resources, Inc. also was credited under this plan. Under the terms of this plan, non-employee directors with five or more years of service have been entitled to receive annual retirement compensation in an amount equal to the applicable board of directors' annual retainer fee in effect at the time of termination of service as a director, plus the product of the fee paid for attendance at a board meeting multiplied by five, with the compensation paid for as many years as the person served as a director.

In December 1998, Cinergy's board of directors amended and restated the Retirement Plan for Directors to eliminate future benefit accruals. The board also adopted a new Cinergy Corp. Directors' Equity Compensation Plan, an equity-based compensation plan for non-employee directors, intended to supersede the Retirement Plan for Directors on a going forward basis. Each of the plans is subject to approval by Cinergy's shareholders at their annual meeting to be held on April 21, 1999.

The amended and restated Retirement Plan for Directors is an unfunded plan under which each participant who retires as a director, or dies while serving as a director, after January 1, 1999, has elected either to have his accrued benefit converted to units representing shares of Cinergy common stock, or to receive an annual cash payment equal to the fees in effect on December 31, 1998. Each participant who retired prior to January 1, 1999 (i.e., a former director already in "pay" status), will receive an annual cash payment equal to the fees in effect on the date preceding his or her retirement as a director.

The Directors' Equity Compensation Plan is an unfunded plan under which each non-employee director of Cinergy will receive, beginning December 31, 1999, an annual award equivalent to 450 shares of Cinergy common stock. Non-employee directors of CG&E are not eligible to participate in this plan. Although this plan permits the payment of cash awards at the discretion of Cinergy's board of directors, the board fully anticipates that all awards under the Directors' Equity Compensation Plan will be paid in shares of Cinergy common stock.

Summary Compensation Table

The following table sets forth the compensation of the chief executive officer and the other four most highly compensated executive officers (these five executive officers are sometimes collectively referred to as the "named executive officers") for services to Cinergy and its subsidiaries during the calendar years ended December 31, 1998, 1997, and 1996.

                                                                    Long-Term Compensation
                                    Annual Compensation               Awards             Payouts
                                                                                          1996
                                                                                       Long-term
                                                    Other                              Incentive      All
                                                   Annual    Restricted   Securities  Compensation   Other
                                                   Compen-      Stock     Underlying  Plan ("LTIP") Compen-
       Name and                Salary   Bonus(1)   sation     Awards(2)  Options/SARs  Payouts(3)  sation(4)
  Principal Position     Year    ($)      ($)        ($)         ($)          (#)          ($)        ($)

James E. Rogers          1998  810,000  619,200    47,041            0      535,400            0    138,329
  Vice Chairman          1997  700,008  337,504    17,039    1,951,169       55,400            0    126,956
  and Chief Executive    1996  625,000  607,518     3,697            0            0      849,750    108,108
    Officer

Jackson H. Randolph      1998  585,000  321,750    13,405            0            0            0     98,157
  Chairman of the Board  1997  585,000  321,750    14,575            0            0            0     88,181
                         1996  535,000  321,750    10,675            0            0      675,212    120,512

William J. Grealis       1998  396,900  180,590    25,643            0       20,700            0     34,313
  Vice President         1997  378,000  113,400    13,094      728,443       20,700            0     15,550
                         1996  343,200  205,920     8,828            0            0      246,048     35,611

Larry E. Thomas          1998  352,848  169,367     9,678            0       18,400            0     16,594
  Vice President         1997  336,048  100,814    11,502      647,575       18,400            0     15,809
                         1996  294,350  176,610     5,030            0            0      252,285     36,162

Cheryl M. Foley          1998  326,988  156,954    18,023            0       15,200            0     15,147
  Vice President and     1997  304,176   91,253     8,745      535,202       15,200            0     11,945
  General Counsel        1996  264,504  158,702     2,006            0            0      241,305     79,400

(1) Amounts appearing in this column reflect the Annual Incentive Plan award earned during the year listed and paid in the following year.

(2) Amounts appearing in this column reflect the dollar values of restricted stock awards, determined by multiplying the number of shares in each award by the closing market price of the Company's common stock as of the effective date of grant. The aggregate number of all restricted stock holdings and values at calendar year ended December 31, 1998, determined by multiplying the number of shares by the year end closing market price, are as follows: Mr. Rogers - 58,462 shares ($2,009,631); Mr. Grealis - 21,826 shares ($750,269);  Mr. Thomas - 19,403 shares ($666,978);  and Ms. Foley -
     16,036 shares ($551,238). Dividends are retained by the Company for the duration of the three-year performance cycle; upon settlement of the restricted stock awards, dividends will be paid in shares of the Company's common stock based on the number of shares of restricted stock actually earned and the fair market value of the Company's common stock on the settlement date.

(3) Amounts appearing in this column reflect the values of the shares earned under the Company's Performance Shares Plan during the 1994-1997 and 1996-1999 performance cycles that were ended during 1996 in transition to the Value Creation Plan.

(4) Amounts appearing in this column for 1998 include for Messrs. Rogers, Randolph, Grealis, and Thomas, and Ms. Foley, respectively: (i) employer matching contributions under 401(k) plan and related excess benefit plan of $24,300, $17,550, $11,907, $10,585, and $9,810; and (ii) insurance premiums paid with respect to executive/group-term life insurance of $245, $752, $22,406, $6,009, and $5,337. Also includes for Mr. Rogers deferred compensation in the amount of $50,000, and for Messrs. Rogers and Randolph, respectively, above-market interest on amounts deferred pursuant to deferred compensation agreements of $48,955 and $63,447, and benefits under split dollar life insurance agreements of $14,829 and $16,408.

Option/SAR Grants Table

The following table sets forth information concerning individual grants of options to purchase the Company's common stock made to the named executive officers during 1998.

                                                                                              Potential Realizable
                                                                                                Value at Assumed
                                                                                             Annual Rates of Stock
                                                                                             Price Appreciation for
                                   Individual Grants                                               Option Term
                                                       % of
                           Number of Securities        Total
                                Underlying         Options/SARs    Exercise
                               Options/SARs         Granted to      or Base
                                  Granted          Employees in      Price      Expiration        5%           10%
            Name                    (#)             Fiscal Year     ($/Sh)         Date          ($)           ($)

     James E. Rogers               55,400              5.82%       38.59375       1/1/2008    1,344,558     3,407,654
                                  480,000             50.45%       36.87500      3/24/2008   11,424,000    28,675,200
     William J. Grealis            20,700              2.18%       38.59375       1/1/2008      502,389     1,273,257
     Larry E. Thomas               18,400              1.93%       38.59375       1/1/2008      446,568     1,131,784
     Cheryl M. Foley               15,200              1.60%       38.59375       1/1/2008      368,904       934,952

Aggregated Option/SAR Exercises and Year End Option/SAR Values Table

The following table sets forth information concerning: (i) stock options exercised by the named executive officers during 1998, including the value realized (i.e., the spread between the exercise price and market price on the date of exercise); and (ii) the numbers of shares for which options were held as of December 31, 1998, including the value of "in-the-money" options (i.e., the positive spread between the exercise prices of outstanding stock options and the closing market price of the Company's common stock on December 31, 1998, which was $34.375 per share).


                                                                    Number of               Value of
                                                              Securities Underlying        Unexercised
                                                                   Unexercised            In-The-Money
                                                                  Options/SARs at        Options/SARs at
                                                                    Year End                Year End
                             Shares Acquired       Value               (#)                     ($)
                               on Exercise       Realized         Exercisable/             Exercisable/
            Name                   (#)              ($)           Unexercisable           Unexercisable

     James E. Rogers                  0             n/a          195,629/640,800        2,249,734/623,475
     Jackson H. Randolph          8,742           102,992          91,258/50,000        1,049,467/575,000
     William J. Grealis           2,650            28,156          73,237/61,400          736,947/219,363
     Larry E. Thomas             31,588           478,800          62,516/56,800          718,934/246,100
     Cheryl M. Foley             20,000           223,126          20,000/50,400          230,000/243,300

Pension Benefits

The pension benefits payable at retirement to each of the named executive officers are provided under the terms of the Cinergy Corp. Non-union Employees' Pension Plan, a non-contributory, defined benefit pension plan (the "Cinergy Pension Plan"), plus certain supplemental plans or agreements. Pension benefits previously earned under the terms of the former CG&E and PSI pension plans are fully preserved for participants under the terms of the Cinergy Pension Plan.

Under the terms of the Cinergy Pension Plan, the retirement income payable to a pensioner is 1.1% of final average pay plus 0.5% of final average pay in excess of covered compensation, times the number of years of plan participation through 35 years, plus 1.4% of final average pay times the number of years of plan participation over 35 years. Final average pay is the average annual salary, based upon retirement anniversary date, during the employee's three consecutive years producing the highest such average within the last ten anniversary years immediately preceding retirement, plus any short-term incentive and/or deferred compensation. Covered compensation is the average social security taxable wage base over a period of up to 35 years. The Internal Revenue Service ("IRS") annually establishes a dollar limit, indexed to inflation, of the amount of pay permitted for consideration under the terms of such plans, which for 1998 was $160,000.

The Cinergy Excess Pension Plan is designed to restore pension benefits to those individuals whose benefits under the Cinergy Pension Plan would otherwise exceed the limits imposed by the IRS. Each of the named executive officers is covered under the terms of the Cinergy Excess Pension Plan.

The pension plan table set forth below illustrates the estimated annual benefits payable as a straight-life annuity under both Cinergy plans to participants who retire at age 62. Such benefits are not subject to any deduction for social security or other offset amounts.

                                                   Years of Service
Compensation        5          10          15          20          25          30           35            40

$  500,000      $ 39,045    $ 78,085    $117,130    $156,170    $195,215    $234,255    $  273,300    $  312,340
   600,000        47,045      94,085     141,130     188,170     235,215     282,255       329,300       376,340
   700,000        55,045     110,085     165,130     220,170     275,215     330,255       385,300       440,340
   800,000        63,045     126,085     189,130     252,170     315,215     378,255       441,300       504,340
   900,000        71,045     142,085     213,130     284,170     355,215     426,255       497,300       568,340
 1,000,000        79,045     158,085     237,130     316,170     395,215     474,255       553,300       632,340
 1,100,000        87,045     174,085     261,130     348,170     435,215     522,255       609,300       696,340
 1,200,000        95,045     190,085     285,130     380,170     475,215     570,255       665,300       760,340
 1,300,000       103,045     206,085     309,130     412,170     515,215     618,255       721,300       824,340
 1,400,000       111,045     222,085     333,130     444,170     555,215     666,255       777,300       888,340
 1,500,000       119,045     238,085     357,130     476,170     595,215     714,255       833,300       952,340
 1,600,000       127,045     254,085     381,130     508,170     635,215     762,255       889,300     1,016,340
 1,700,000       135,045     270,085     405,130     540,170     675,215     810,255       945,300     1,080,340
 1,800,000       143,045     286,085     429,130     572,170     715,215     858,255     1,001,300     1,144,340


The accrued annual retirement benefit payable to Mr. Randolph is based upon credited service of 40 years. The estimated credited years of service at age 62 for each of the remaining named executive officers are as follows: Mr. Rogers, 20 years; Mr. Grealis, 12 years; Mr. Thomas, 37 years; and Ms. Foley, 19 years.

Effective January 1, 1999, the Cinergy Supplemental Retirement Plan was amended, restated and renamed the Cinergy Supplemental Executive Retirement Plan (the "SERP"). One part of the SERP, the "Mid-career Benefit," is designed to provide coverage to executives who will not qualify for full retirement benefits under the Cinergy Pension Plan. For retirement on or after age 62, the Mid-career Benefit is an amount equal to that which a covered employee with 35 years of participation would have received under the Cinergy Pension Plan and the Cinergy Excess Pension Plan, reduced by the actual benefit provided by those plans, and further reduced by 50% of the employee's age 62 social security benefit. Messrs. Rogers and Grealis, and Ms. Foley are covered under the terms of the Mid-career Benefit portion of the SERP.

The second part of the SERP, the "Senior Executive Supplement," is designed to provide selected senior officers of Cinergy and its subsidiaries an opportunity to earn a retirement benefit that will replace 60% of their final pay. Each participant accrues a retirement income replacement percentage at the rate of 4% per year from the date of hire (maximum of 15 years). The Senior Executive Supplement is an amount equal to a maximum of 60% of the employee's final average pay (as defined in the Cinergy Pension Plan) or the final 12 months of base pay and Annual Incentive Plan pay, reduced by the actual benefits provided under the Cinergy Pension Plan, the Cinergy Excess Pension Plan, and the Mid-career Benefit, and further reduced by 50% of the employee's estimated age 62 social security benefit. Messrs. Rogers, Grealis, and Thomas, and Ms. Foley are covered under the terms of the Senior Executive Supplement, and the estimated retirement income replacement percentage for each is 60%, 48%, 60%, and 60%, respectively.

Moreover, Mr. Randolph has a Supplemental Executive Retirement Income Agreement under which he or his beneficiary will receive an annual supplemental retirement benefit of $511,654 in monthly installments of $42,638, for 180 months beginning December 1, 2000.

The Cinergy Executive Supplemental Life Insurance Program provides key management personnel, including the named executive officers, with additional life insurance coverage during employment and with post-retirement deferred compensation. At the later of age 50 or retirement, the participant's life insurance coverage under the program is canceled. At that time, the participant receives the total amount of coverage in the form of deferred compensation payable in ten equal annual installments of $15,000 per year.

Employment Agreements and Severance Arrangements

Mr. Rogers has an employment agreement which was effective October 24, 1994, and was amended and restated in its entirety effective September 22, 1998. Pursuant to the terms of his agreement, Mr. Rogers served as Vice Chairman, President, and Chief Operating Officer of Cinergy until November 30, 1995, and since that time, has served as Vice Chairman, President, and Chief Executive Officer. Mr. Rogers' agreement currently is automatically extended for an additional year on each annual anniversary date, unless either Cinergy or Mr. Rogers gives timely notice otherwise. During the term of his agreement, Mr. Rogers receives a minimum annual base salary of $810,000. Under the terms of his employment agreement, Mr. Rogers was credited with 25 years of participation in the Mid-career Benefit portion of the SERP as of his 50th birthday. He has been or will be credited with an additional two years of participation on each birthday through his 55th, provided that he is employed by Cinergy as of each birthday. Mr. Rogers' employment agreement also provides that if he retires on or after age 55 he will be entitled to receive annual retirement income for his lifetime equal to the greater of 60% of his final average pay, or 60% of his base pay and Annual Incentive Plan pay for the final 12 months immediately preceding his retirement.

Mr. Randolph has an employment agreement which commenced on October 24, 1994. Pursuant to the terms of his agreement, Mr. Randolph served as Chairman and Chief Executive Officer of Cinergy until November 30, 1995, at which time he relinquished the position of Chief Executive Officer. He will continue to serve as Chairman of the Board of Cinergy until November 30, 2000, the expiration date of his agreement. During the term of his agreement, Mr. Randolph receives a minimum annual base salary of $465,000.

If the employment of Messrs. Rogers or Randolph (each sometimes individually referred to as the "executive") is terminated as a result of death, his beneficiary will receive a lump sum cash amount equal to the sum of (a) the executive's annual base salary through the termination date to the extent not previously paid, (b) a pro rata portion of the benefit under Cinergy's Annual Incentive Plan calculated based upon the termination date, and (c) any compensation previously deferred but not yet paid to the executive (with accrued interest or earnings thereon) and any unpaid accrued vacation pay. Mr. Rogers' beneficiary will also receive an amount equal to his vested accrued benefit under the Value Creation Plan. In addition to these accrued amounts, if Cinergy terminates the executive's employment without "cause" or the executive terminates his employment for "good reason" (as each is defined in the employment agreements), Cinergy will pay to the executive (a) a lump sum cash amount equal to the present value of his annual base salary and benefit under Cinergy's Annual Incentive Plan payable through the end of the term of employment, at the rate and applying the same goals and factors in effect at the time of notice of such termination, (b) the value of all benefits to which the executive would have been entitled had he remained in employment until the end of the term of employment under Cinergy's Executive Supplemental Life Insurance Program (and also including the Value Creation Plan in the case of Mr. Rogers),
(c) the value of all deferred compensation and all executive life insurance benefits whether or not then vested or payable, and (d) medical and welfare benefits for the executive and his family through the end of the term of employment. If the executive's employment is terminated by Cinergy for cause or by the executive without good reason, the executive will receive unpaid annual base salary accrued through the termination date and any accrued deferred compensation.

Mr. Grealis has an employment agreement which commenced on January 16, 1995, and currently is automatically extended for an additional year on each January 1, unless either Cinergy or Mr. Grealis gives timely notice otherwise. During the term of his agreement, Mr. Grealis receives a minimum annual base salary of $288,000. Under his employment agreement, Mr. Grealis will receive annual retirement income of no less than $283,000 payable as a straight-life annuity at age 62.

Mr. Thomas has an employment agreement which currently is automatically extended for an additional year on each January 1, unless either Cinergy or Mr. Thomas gives timely notice otherwise. During the term of his agreement, Mr. Thomas receives a minimum annual base salary of $240,000. Under his employment agreement, if Mr. Thomas retires on or after age 55 he will be entitled to receive annual retirement income equal to that which a covered employee with 35 years of participation would have received under Cinergy's Pension Plan and Excess Pension Plan.

Ms. Foley has an employment agreement which currently is automatically extended for an additional year on each January 1, unless either Cinergy or Ms. Foley gives timely notice otherwise. During the term of her agreement, Ms. Foley receives a minimum annual base salary of $230,000.

If the employment of Messrs. Grealis or Thomas, or Ms. Foley (each sometimes individually referred to as the "officer") is terminated as a result of death, for cause, or by the officer without good reason, the officer or the officer's beneficiary will be paid a lump sum cash amount equal to (a) the officer's unpaid annual base salary through the termination date, (b) a pro rata portion of the officer's award under Cinergy's Annual Incentive Plan, (c) the officer's vested accrued benefits under the Value Creation Plan, and (d) any unpaid deferred compensation (including accrued interest or earnings) and unpaid accrued vacation pay. If, instead, the officer's employment is terminated prior to a change in control (as defined) without cause or by the officer for good reason, the officer will be paid (a) a lump sum cash amount equal to the present value of the officer's annual base salary and target annual incentive cash award payable through the end of the term of the agreement, at the rate and applying the same goals and factors in effect at the time of notice of such termination,

(b) the present value of all benefits to which the officer would have been entitled had the officer remained in employment until the end of the term of the agreement under the Value Creation Plan and Executive Supplemental Life Insurance Program, (c) the value of all deferred compensation and all executive life insurance benefits whether or not vested or payable, and (d) continued medical and welfare benefits through the end of the term of the agreement.

Each of the named executive officers participates in Cinergy's Annual Incentive Plan, Stock Option Plan, LTIP, Excess Pension Plan, SERP, and Executive Supplemental Life Insurance Program (with the exception of Mr. Randolph who does not participate in the LTIP or SERP), participates in all other retirement and welfare benefit plans applicable generally to Company employees and executives, and receives other fringe benefits.

If the employment of any named executive officer is terminated after a change in control, the officer will be paid a lump sum cash payment equal to the greater of (i) three times the sum of his annual base salary immediately prior to the date of his termination of employment or, if higher, the date of the change in control, plus all incentive compensation or bonus plan amounts in effect prior to the date of his termination of employment or, if higher, prior to the change in control, and (ii) the present value of all annual base salary, bonuses and incentive compensation, and retirement benefits that would otherwise be due under the agreement, plus deferred compensation and executive life insurance benefits. In addition, the officer will be provided life, disability, accident and health insurance benefits for thirty-six months, reduced to the extent comparable benefits are received, without cost, by the officer. In addition to the above, Messrs. Rogers and Randolph will receive their benefits under their deferred compensation agreements (discussed below) and split dollar life insurance agreements.

Compensation Committee Interlocks and Insider Participation

Mr. Schiff, Chairman of the Board of Cincinnati Financial Corporation, an insurance holding company, serves on the Cinergy Compensation Committee and Mr. Randolph, Chairman of the Board of Cinergy and certain of its subsidiaries, including CG&E, serves on the board of directors of Cincinnati Financial Corporation.

Performance Graph

The following line graph compares the cumulative total shareholder return of CG&E common stock with the cumulative total returns during the same time period of the Standard & Poor's ("S&P") Electric Utilities Index and the S&P 500 Stock Index. The graph tracks performance from January 1, 1994, through October 24, 1994, the final trading date of CG&E common stock, and assumes a $100 investment on January 1, 1994, and dividend reinvestment.








            Omitted is a line graph illustrating the following data.












                                             1/1/94     10/24/94

           CG&E Common Stock                $100.00     $ 88.00

           S&P Electric Utilities Index     $100.00     $ 83.00

           S&P 500 Stock Index              $100.00     $100.00

PSI

Reference is made to PSI's 1999 Information Statement with respect to executive compensation.

ULH&P

Omitted pursuant to Instruction I(2)(c).

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

Cinergy

Reference is made to Cinergy's 1999 Proxy Statement with respect to security ownership of certain beneficial owners and management.

CG&E

Cinergy owns all the  outstanding  shares of common  stock of CG&E.  Pursuant to
Section 13(d) of the Securities Exchange Act of 1934, a beneficial owner of a security is any person who directly or indirectly has or shares voting or investment power over such security. No person or group is known by the management of CG&E to be the beneficial owner of more than 5% of CG&E's class of cumulative preferred stock as of December 31, 1998.

CG&E's directors and executive officers did not beneficially own shares of any series of the class of CG&E's cumulative preferred stock as of February 28, 1999. The beneficial ownership of Cinergy's common stock held by each director and named executive officer as of February 28, 1999, is set forth in the following table.

                                                 Amount and Nature
     Name of Beneficial Owner (1)           of Beneficial Ownership (2)

          Cheryl M. Foley                           82,887 shares
          William J. Grealis                       111,926 shares
          Jackson H. Randolph                      214,875 shares
          James E. Rogers                          407,279 shares
          Larry E. Thomas                          133,677 shares
          James L. Turner                            2,632 shares

     All directors and executive                 1,152,994 shares
         officers as a group             (representing 0.73% of the class)

(1) No individual listed beneficially owned more than 0.257% of the outstanding shares of Cinergy common stock.

(2) Includes shares which there is a right to acquire within 60 days pursuant to the exercise of stock options in the following amounts: Ms. Foley - 20,000; Mr. Grealis - 73,237; Mr. Randolph - 91,258; Mr. Rogers - 195,629;
     Mr. Thomas - 62,516; and all directors and executive officers as a group - 528,707.

PSI

Reference is made to PSI's 1999 Information Statement with respect to security ownership of certain beneficial owners and management.

ULH&P

Omitted pursuant to Instruction I(2)(c).

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cinergy, CG&E, and PSI

None.

ULH&P

Omitted pursuant to Instruction I(2)(c).


    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

Cinergy, CG&E, PSI, and ULH&P

Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", page 48 of this report, for an index of the financial statements and financial statement schedules included in this report.

(b) Reports on Form 8-K.

The following report on Form 8-K was filed during the quarter ended December 31, 1998:

  Date of Report                             Items Filed

Cinergy

October 15, 1998        Item 5.  Other Events

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

  Exhibit
Designation                           Nature of Exhibit

Cinergy

3-a *Certificate of Incorporation of Cinergy, a Delaware corporation. (Exhibit to Cinergy's 1993 Form 10-K in File No. 1-11377.)

3-b *By-laws of Cinergy as amended October 15, 1998. (Exhibit to Cinergy's October 15, 1998, Form 8-K in File No. 1-11377.)

 Exhibit
Designation                          Nature of Exhibit

CG&E

3-c *Amended Articles of Incorporation of CG&E effective October 23, 1996. (Exhibit to CG&E's September 30, 1996, Form 10-Q in File No. 1-1232.)

3-d *Regulations of CG&E as amended, April 25, 1996. (Exhibit to CG&E's March 31, 1996, Form 10-Q in File No. 1-1232.)

PSI

3-e *Amended Articles of Consolidation of PSI, as amended to April 20, 1995. (Exhibit to PSI's June 30, 1995, Form 10-Q in File No. 1-3543.)

3-f *Amendment to Article D of the Amended Articles of Consolidation of PSI, effective July 10, 1997. (Exhibit to Cinergy's 1997 Form 10-K in File No. 1-11377.)

3-g *By-laws of PSI, as amended to December 17, 1996. (Exhibit to PSI's March 31, 1997, Form 10-Q in File No. 1-3543.)

ULH&P

3-h *Restated Articles of Incorporation made effective May 7, 1976. (Exhibit to The Union Light, Heat and Power Company's ("ULH&P") Form 8-K, May 1976.)

3-i *By-laws of ULH&P as amended, adopted May 8, 1996. (Exhibit to ULH&P's March 31, 1996, Form 10-Q in File No. 2-7793.)

3-j *Amendment to Restated Articles of Incorporation of ULH&P (Article Third) and Amendment to the By-laws of ULH&P (Article 1), both effective July 24, 1997. (Exhibit to Cinergy's 1997 Form 10-K in File No. 1-11377.)

Cinergy and PSI

4-a *Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee (Exhibit A-Part 3 in File No. 70-258), and LaSalle National Bank as Successor Trustee (Supplemental Indenture dated March 30, 1984).

4-b *Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978. (Exhibit to File No. 2-62543.)

4-c *Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984. (Exhibit to PSI's 1984 Form 10-K in File No. 1-3543.)

  Exhibit
Designation                           Nature of Exhibit

4-d *Forty-second Supplemental Indenture between PSI and LaSalle National Bank dated August 1, 1988. (Exhibit to PSI's 1988 Form 10-K in File No. 1-3543.)

4-e *Forty-fourth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990. (Exhibit to PSI's 1990 Form 10-K in File No. 1-3543.)

4-f *Forty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990. (Exhibit to PSI's 1990 Form 10-K in File No. 1-3543.)

4-g *Forty-sixth Supplemental Indenture between PSI and LaSalle National Bank dated June 1, 1990. (Exhibit to PSI's 1991 Form 10-K in File No. 1-3543.)

4-h *Forty-seventh Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1991. (Exhibit to PSI's 1991 Form 10-K in File No. 1-3543.)

4-i *Forty-eighth Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1992. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

4-j *Forty-ninth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

4-k *Fiftieth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

4-l *Fifty-first Supplemental Indenture between PSI and LaSalle National Bank dated February 1, 1994. (Exhibit to PSI's 1993 Form 10-K in File No. 1-3543.)

4-m *Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and LaSalle National Bank, as Trustee. (Exhibit to PSI's Form 10-K/A, Amendment No. 2, dated July 15, 1993, in File No. 1-3543.)

4-n *Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and LaSalle National Bank, as Trustee. (Exhibit to PSI's Form 10-K/A, Amendment No. 2, dated July 15, 1993, in File No. 1-3543.)

4-o *Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996. (Exhibit to PSI's September 30, 1996, Form 10-Q in File No. 1-3543.)

4-p *Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

  Exhibit
Designation                           Nature of Exhibit

4-q *Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

4-r *First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

4-s *Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee. (Exhibit to Cinergy's 1997 Form 10-K in File No. 1-11377.)

4-t *Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee. (Exhibit to PSI's June 30, 1998, Form 10-Q in File No. 1-3543.)

4-u #Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee. (Exhibit to PSI's 1998 Form 10-K in File No. 1-3543.)

4-v #Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service. (Exhibit to PSI's 1998 Form 10-K in File No. 1-3543.)

4-w *Loan Agreement between PSI and the Indiana Department Finance Authority dated as of July 15, 1998. (Exhibit to PSI's June 30, 1998, Form 10-Q in File No. 1-3543.)

Cinergy and CG&E

4-x *Original Indenture (First Mortgage Bonds) between CG&E and The Bank of New York (as Trustee) dated as of August 1, 1936. (Exhibit to CG&E's Registration Statement No. 2-2374.)

4-y *Fourteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 2, 1972. (Exhibit to CG&E's Registration Statement No. 2-60961.)

4-z *Thirty-third Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992. (Exhibit to CG&E's Registration Statement No. 33-53578.)

4-aa *Thirty-fourth Supplemental Indenture between CG&E and The Bank of New York dated as of October 1, 1993. (Exhibit to CG&E's September 30, 1993, Form 10-Q in File No. 1-1232.)

4-bb *Thirty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of January 1, 1994. (Exhibit to CG&E's Registration Statement No. 33-52335.)

4-cc *Thirty-sixth Supplemental Indenture between CG&E and The Bank of New York dated as of February 15, 1994. (Exhibit to CG&E's Registration Statement No. 33-52335.)

  Exhibit
Designation                           Nature of Exhibit

4-dd *Thirty-seventh  Supplemental  Indenture  between  CG&E and The Bank of New
     York dated as of October 14, 1996. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

4-ee *Loan Agreement between CG&E and the County of Boone, Kentucky dated as of February 1, 1985. (Exhibit to CG&E's 1984 Form 10-K in File No. 1-1232.)

4-ff *Repayment Agreement between CG&E and The Dayton Power and Light Company dated as of December 23, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

4-gg *Loan Agreement between CG&E and the County of Boone, Kentucky dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

4-hh *Loan Agreement between CG&E and the State of Ohio Air Quality  Development
     Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

4-ii *Loan Agreement between CG&E and the State of Ohio Air Quality  Development
     Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

4-jj *Loan Agreement between CG&E and the State of Ohio Air Quality  Development
     Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File No. 1-1232.)

4-kk *Loan Agreement between CG&E and the State of Ohio Air Quality  Development
     Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File No. 1-1232.)

4-ll *Loan  Agreement  between  CG&E  and the  State of Ohio  Water  Development
     Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

4-mm *Loan Agreement between CG&E and the State of Ohio Air Quality  Development
     Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

4-nn *Original Indenture  (Unsecured Debt Securities) between CG&E and The Fifth
     Third Bank dated as of May 15, 1995. (Exhibit to CG&E's Form 8-A dated July 24, 1995, in File No. 1-1232.)

4-oo *First Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 1, 1995. (Exhibit to CG&E's June 30, 1995, Form 10-Q in File No. 1-1232.)

4-pp *Second Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 30, 1995. (Exhibit to CG&E's Form 8-A dated July 24, 1995, in File No. 1-1232.)

  Exhibit
Designation                           Nature of Exhibit

4-qq *Third Supplemental Indenture between CG&E and The Fifth Third Bank dated as of October 9, 1997. (Exhibit to CG&E'S September 30, 1997, Form 10-Q in File No. 1-1232.)

4-rr *Fourth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of April 1, 1998. (Exhibit to CG&E's March 31, 1998, Form 10-Q in File No. 1-1232.)

4-ss *Fifth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 9, 1998. (Exhibit to CG&E's June 30, 1998, Form 10-Q in File No. 1-1232.)

Cinergy, CG&E, and ULH&P

4-tt *Original  Indenture  (First  Mortgage Bonds) between ULH&P and The Bank of
     New York dated as of February 1, 1949. (Exhibit to ULH&P's Registration Statement No. 2-7793.)

4-uu *Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967. (Exhibit to CG&E's Registration Statement No. 2-60961.)

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

4-yy *Second Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of April 30, 1998. (Exhibit to ULH&P's March 31, 1998, Form 10-Q in File No. 2-7793.)

4-zz #Third Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of December 8, 1998. (Exhibit to ULH&P's 1998 Form 10-K in File No. 2-7793.)

Cinergy

4-aaa*Base  Indenture  dated as of October  15,  1998,  between  Cinergy  Global
     Resources, Inc. ("Global Resources") and The Fifth Third Bank as Trustee. (Exhibit to Cinergy's September 30, 1998, Form 10-Q in File No. 1-11377.)

4-bbb*First Supplemental  Indenture dated as of October 15, 1998, between Global
     Resources and The Fifth Third Bank as Trustee. (Exhibit to Cinergy's September 30, 1998, Form 10-Q in File No. 1-11377.)

  Exhibit
Designation                           Nature of Exhibit

4-ccc#Indenture  dated as of December  16, 1998,  between  Cinergy and The Fifth
     Third Bank. (Exhibit to Cinergy's 1998 Form 10-K in File No. 1-11377.)

Cinergy, CG&E, and PSI

10-a *+Amended and Restated  Employment  Agreement dated October 24, 1994, among
     CG&E, Cinergy Corp. (an Ohio corporation), Cinergy, PSI Resources, Inc., PSI, and Jackson H. Randolph. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

10-b *+Second  Amended and Restated  Employment  Agreement  dated  September 22,
     1998, between Cinergy, Services, CG&E, and PSI and James E. Rogers. (Exhibit to Cinergy's September 30, 1998, Form 10-Q in File No. 1-11377.)

10-c *+Employment   Agreement  dated  January  1,  1995,  among  Cinergy,  CG&E,
     Services, Cinergy Investments, Inc. ("Investments"), PSI, and William J. Grealis. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

10-d *+First  Amendment to Employment  Agreement  dated  January 1, 1997,  among
     Cinergy, CG&E, Services, Investments, PSI, and William J. Grealis. (Exhibit to Cinergy's 1997 Form 10-K in File No. 1-11377.)

10-e *+Employment  Agreement  dated October 24, 1994,  among Cinergy,  Services,
     CG&E, PSI, and Larry E. Thomas. (Exhibit to Cinergy's 1995 Form 10-K in File No. 1-11377.)

10-f *+First  Amendment to Employment  Agreement  dated October 24, 1994,  among
     Cinergy, Services, CG&E, PSI, and Larry E. Thomas. (Exhibit to Cinergy's 1995 Form 10-K in File No. 1-11377.)

10-g #+Second  Amendment to Employment  Agreement dated January 29, 1997,  among
     Cinergy, Services, CG&E, PSI, and Larry E. Thomas. (Exhibit to Cinergy's 1998 Form 10-K in File No. 1-11377.)

10-h *+Third Amendment to Employment Agreement dated May 1, 1998, among Cinergy,
     Services, CG&E, PSI, and Larry E. Thomas. (Exhibit to Cinergy's June 30, 1998, Form 10-Q in File No. 1-11377.)

10-i *+Employment  Agreement  dated October 24, 1994,  among Cinergy,  Services,
     CG&E, PSI, and Cheryl M. Foley. (Exhibit to Cinergy's, 1995 Form 10-K in File No. 1-11377.)

10-j *+First  Amendment to Employment  Agreement  dated October 24, 1994,  among
     Cinergy, Services, CG&E, PSI, and Cheryl M. Foley. (Exhibit to Cinergy's 1995 Form 10-K in File No. 1-11377.)

  Exhibit
Designation                           Nature of Exhibit

10-k #+Second  Amendment to Employment  Agreement dated January 29, 1997,  among
     Cinergy, Services, CG&E, PSI, and Cheryl M. Foley. (Exhibit to Cinergy's 1998 Form 10-K in File No. 1-11377.)

10-l *+Employment Agreement dated April 22, 1997, among Cinergy, Services, CG&E,
     PSI, and Madeleine W. Ludlow. (Exhibit to Cinergy's 1997 Form 10-K in File No. 1-11377.)

10-m *+Employment  Agreement  dated October 1, 1997,  among  Cinergy,  Services,
     CG&E, PSI, and Donald B. Ingle, Jr. (Exhibit to Cinergy's 1997 Form 10-K in File No. 1-11377.)

Cinergy and PSI

10-n *+Employment  Agreement dated October 4, 1993, among Cinergy, PSI, and John
     M. Mutz. (Exhibit to PSI Resources, Inc.'s September 30, 1993, Form 10-Q in File No. 1-9941.)

10-o *+First  Amendment to  Employment  Agreement  dated August 30, 1996,  among
     Cinergy, PSI, and John M. Mutz. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

10-p #+Second  Amendment to Employment  Agreement dated January 29, 1997,  among
     Cinergy, PSI, and John M. Mutz. (Exhibit to Cinergy's 1998 Form 10-K in File No. 1-11377.)

10-q #+Third  Amendment  to  Employment  Agreement  dated  June 1,  1998,  among
     Cinergy, PSI, and John M. Mutz. (Exhibit to Cinergy's 1998 Form 10-K in File No. 1-11377.)

10-r #+Fourth  Amendment to Employment  Agreement dated December 31, 1998, among
     Cinergy, PSI, and John M. Mutz. (Exhibit to Cinergy's 1998 Form 10-K in File No. 1-11377.)

10-s *+Deferred Compensation Agreement, effective as of January 1, 1992, between
     PSI and James E. Rogers, Jr. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

10-t *+Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers, Jr. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

10-u *+First Amendment to Split Dollar Life Insurance  Agreement between PSI and
     James E. Rogers, Jr. dated December 11, 1992. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

10-v *+PSI Union Employees'  401(k) Savings Plan as amended and restated January
     1, 1992. (Exhibit to PSI Resources 1992 Form 10-K in File No. 1-9941.)

  Exhibit
Designation                           Nature of Exhibit

10-w *Amendment to PSI Union Employees' 401(k) Savings Plan, amended and restated December 17, 1996, with various effective dates. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

10-x *+First  Amendment to the PSI Union  Employees'  401(k) Savings Plan, dated
     December  31,  1995.  (Exhibit  to  Cinergy's  1995  Form  10-K in File No.
     1-11377.)

10-y *+PSI  Employees'  401(k)  Savings Plan as amended and restated  January 1,
     1992. (Exhibit to PSI Resources 1992 Form 10-K in File No. 1-9941.)

10-z *Amendment to PSI  Employees'  401(k)  Savings  Plan,  amended and restated
     December 17, 1996, with various effective dates. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

10-aa*+First  Amendment  to  the  PSI  Employees'  401(k)  Savings  Plan,  dated
     December  31,  1995.  (Exhibit  to  Cinergy's  1995  Form  10-K in File No.
     1-11377.)

10-bb*+PSI Supplemental Retirement Plan amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

10-cc*+PSI Excess Benefit Plan, formerly named the Supplemental Pension Plan, amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

Cinergy and CG&E

10-dd*+Deferred Compensation Agreement between CG&E and Jackson H. Randolph dated January 1, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

10-ee*+Split Dollar Insurance  Agreement,  effective as of May 1, 1993,  between
     CG&E and Jackson H. Randolph. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

10-ff*+Amended and Restated  Supplemental  Retirement  Income Agreement  between
     CG&E and Jackson H. Randolph. (Exhibit to Cinergy's, 1995 Form 10-K in File No. 1-11377.)

10-gg*CG&E Deferred Compensation and Investment Plan, as amended and restated, effective January 1, 1995. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

10-hh*CG&E Savings  Incentive Plan, as amended and restated,  effective  January
     1, 1995. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

  Exhibit
Designation                           Nature of Exhibit

10-ii*+Amended and Restated  Supplemental  Executive Retirement Income Agreement
     between CG&E and certain executive officers. (Exhibit to Cinergy's 1997 Form 10-K in File No. 1-11377.) Cinergy

10-jj*+1997 Amendments to Various Compensation and Benefit Plans of Cinergy, adopted January 30, 1997. (Exhibit to Cinergy's 1997 Form 10-K in File No. 1-11377.)

10-kk*+Cinergy Stock Option Plan,  adopted October 18, 1994,  effective  October
     24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994, in File No. 1-11377.)

10-ll*+Amendment to Cinergy Stock Option Plan, amended October 22, 1996, effective November 1, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1-11377.)

10-mm*+Cinergy  Performance  Shares Plan,  adopted  October 18, 1994,  effective
     October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994, in File No. 1-11377.)

10-nn*+Amendment to Cinergy Performance Shares Plan, amended October 22, 1996, effective November 1, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1-11377.)

10-oo*+Cinergy  Annual  Incentive  Plan,  adopted  October 18,  1994,  effective
     October  24,  1994.  (Exhibit  to  Cinergy's  1994  Form  10-K in File  No.
     1-11377.)

10-pp*+Amendment to Cinergy Annual Incentive Plan, amended January 25, 1996, effective January 1, 1996. (Exhibit to Cinergy's 1996 10-K in File No. 1-11377.)

10-qq*Cinergy  Employee  Stock  Purchase and Savings Plan,  adopted  October 18,
     1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

10-rr*Amendment to Cinergy's  Employee Stock Purchase and Savings Plan,  adopted
     April 26, 1996, effective January 1, 1996. (Exhibit to Cinergy's June 30, 1996, Form 10-Q in File No. 1-11377.)

10-ss*Amendment to Cinergy's  Employee Stock Purchase and Savings Plan,  adopted
     October 22, 1996, effective November 1, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1-11377.)

10-tt*+Cinergy Directors' Deferred Compensation Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

  Exhibit
Designation                           Nature of Exhibit

10-uu*+Amendment to Cinergy's  Directors'  Deferred  Compensation  Plan, adopted
     October 22, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1-11377.)

10-vv*+Cinergy  Retirement  Plan  for  Directors,   adopted  October  18,  1994,
     effective October 24, 1994. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

10-ww*+Cinergy  Executive  Supplemental  Life Insurance  Program adopted October
     18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation Agreement, Executive Supplemental Life Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance Program Split Dollar Agreement II. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

10-xx*+Cinergy's 1996 Long-Term  Incentive  Compensation Plan, adopted April 26,
     1996. (Exhibit to Cinergy's Schedule 14A Definitive Proxy Statement filed March 13, 1996, in File No. 1-11377.)

10-yy*+Amendment to Cinergy's 1996 Long-Term Incentive Compensation Plan, adopted October 22, 1996, effective November 1, 1996. (Exhibit to Cinergy's September 30, 1996, Form 10-Q in File No. 1-11377.)

10-zz*+Cinergy's  401(k)  Excess Plan,  adopted  December 17, 1996.  (Exhibit to
     Cinergy's 1996 Form 10-K in File No. 1-11377.)

10-aaa *+Cinergy's  Nonqualified  Deferred Incentive  Compensation Plan, adopted
     December  17,  1996.  (Exhibit  to  Cinergy's  1996  Form  10-K in File No.
     1-11377.)

Cinergy, CG&E, and PSI

21   Subsidiaries of Cinergy, CG&E, and PSI

Cinergy, CG&E, PSI, and ULH&P

23   Consent of Independent Public Accountants

24   Power of Attorney

27   Financial Data Schedules (included in electronic submission only)

+ Management contract, compensation plan, or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.




                                  CINERGY CORP.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

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
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1998                                      $10 382       $29 430       $4 022       $ 18 212       $ -       $25 622

    1997                                      $10 618       $12 582       $5 609       $ 18 427       $ -       $10 382

    1996                                      $94 409 (1)   $22 341       $9 503       $115 635       $ -       $10 618




(1) Includes $84,049 for the Wabash Valley Power Association, Inc. ("WVPA") Marble Hill receivable. See Note 18 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."



                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                 Col. A                        Col. B             Col. C                     Col. D             Col. E
                                                                 Additions                 Deductions
                                                                                    For Purposes
                                             Balance at                  Charged      For Which               Balance at
                                             Beginning     Charged to    to Other   Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created      Other       Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1998                                       $9 199       $16 131      $ 4 021       $11 744       $ -       $17 607

    1997                                       $9 178       $ 6 484      $ 5 609       $12 072       $ -       $ 9 199

    1996                                       $9 615       $17 297      $ 6 669       $24 403       $ -       $ 9 178



                                                           PSI ENERGY, INC.
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                              FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                 Col. A                       Col. B             Col. C                      Col. D             Col. E
                                                               Additions                   Deductions
                                                                                    For Purposes
                                            Balance at                  Charged       For Which               Balance at
                                            Beginning     Charged to    to Other    Reserves Were              Close of
              Description                   of Period       Income      Accounts       Created       Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1998                                     $ 1 183       $13 178        $  -         $ 6 468        $ -       $7 893

    1997                                     $ 1 269       $ 6 098        $  -         $ 6 184        $ -       $1 183

    1996                                     $84 517 (1)   $ 5 041        $2 834       $91 123        $ -       $1 269






(1) Includes $84,049 for the WVPA Marble Hill receivable. See Note 18 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."



                                                THE UNION LIGHT, HEAT AND POWER COMPANY
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                 FOR THE YEAR ENDED DECEMBER 31, 1998
                 Col. A                        Col. B             Col. C                      Col. D            Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which              Balance at
                                             Beginning     Charged to    to Other    Reserves Were             Close of
              Description                    of Period       Income      Accounts       Created       Other     Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1998                                       $  996        $1 861       $  583        $2 192         $ -       $1 248

    1997                                       $1 024        $1 579       $  691        $2 298         $ -       $  996

    1996                                       $1 035        $1 862       $1 577        $3 450         $ -       $1 024



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

Dated:  February 28, 1999

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

       Signature                       Title                     Date
Cinergy, CG&E, PSI, and ULH&P
  Jackson H. Randolph          Chairman

Cinergy
  Phillip R. Cox               Director
  Kenneth M. Duberstein        Director
  George C. Juilfs             Director
  Melvin Perelman              Director
  Thomas E. Petry              Director
  Mary L. Schapiro             Director
  John J. Schiff, Jr.          Director
  Philip R. Sharp              Director
  Van P. Smith                 Director
  Dudley S. Taft               Director
  Oliver W. Waddell            Director

Cinergy and PSI
  James K. Baker               Director
  Michael G. Browning          Director
  John A. Hillenbrand II       Director

Cinergy and ULH&P
  Cheryl M. Foley              Vice President, General Counsel, and Director
                               Secretary of Cinergy

CG&E and ULH&P
  James L. Turner              President and Director

PSI
  John M. Mutz                 President and Director

ULH&P
  Madeleine W. Ludlow          Vice President and Director
  Larry E. Thomas              Vice President and Director


Cinergy, CG&E, PSI, and ULH&P


    /s/James E. Rogers             Vice Chairman, Chief        February 28, 1999
      James E. Rogers         Executive Officer, and Director
  Attorney-in-fact for all         President of Cinergy
   the foregoing persons       (Principal Executive Officer)


   /s/Charles J. Winger             Vice President and         February 28, 1999
     Charles J. Winger            Chief Financial Officer
                                     Director of ULH&P
                               (Principal Financial Officer)


    /s/John P. Steffen        Vice President and Comptroller   February 28, 1999
      John P. Steffen         (Principal Accounting Officer)