Form 10-Q
period 1999-09-30
CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC; UNION LIGHT HEAT & POWER CO
filed 1999-11-15
CIK 899652, 20290, 81020, 100858

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
1-11377	CINERGY CORP. (A Delaware Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 287-2644	31-1385023
1-1232	THE CINCINNATI GAS & ELECTRIC COMPANY (An Ohio Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 287-2644	31-0240030
1-3543	PSI ENERGY, INC. (An Indiana Corporation) 1000 East Main Street Plainfield, Indiana 46168 (317) 839-9611	35-0594457
2-7793	THE UNION LIGHT, HEAT AND POWER COMPANY (A Kentucky Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 287-2644	31-0473080

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /x/  No / /

This combined Form 10-Q is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to the information relating to the other registrants.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its company specific information with the reduced disclosure format.

As of October 31, 1999, shares of Common Stock outstanding for each registrant were as listed:

Company	Shares
Cinergy Corp., par value $.01 per share	158,917,227
The Cincinnati Gas & Electric Company, par value $8.50 per share	89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share	53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number		Page Number
	Glossary of Terms	3
PART I. FINANCIAL INFORMATION
1	Financial Statements
	Cinergy Corp
	Consolidated Balance Sheets	7
	Consolidated Statements of Income	9
	Consolidated Statements of Changes in Common Stock Equity	10
	Consolidated Statements of Cash Flows	12
	The Cincinnati Gas & Electric Company
	Consolidated Balance Sheets	14
	Consolidated Statements of Income and Comprehensive Income	16
	Consolidated Statements of Cash Flows	17
	PSI Energy, Inc.
	Consolidated Balance Sheets	19
	Consolidated Statements of Income and Comprehensive Income	21
	Consolidated Statements of Cash Flows	22
	The Union Light, Heat and Power Company
	Balance Sheets	24
	Statements of Income	26
	Statements of Cash Flows	27
	Notes to Financial Statements	28
2	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Financial Condition	38
	Capital Resources and Requirements	43
	Results of Operations for the Quarter Ended September 30, 1999	46
	Results of Operations for the Nine Months Ended September 30, 1999	50
	Results of Operations for ULH&P for the Nine Months Ended September 30, 1999	54
3	Quantitative and Qualitative Disclosures About Market Risk	54
PART II. OTHER INFORMATION
1	Legal Proceedings	55
6	Exhibits and Reports on Form 8-K	55
	Signatures	56

GLOSSARY OF TERMS

    The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

TERM	DEFINITION

1998 Form 10-K	Combined 1998 Annual Report on Form 10-K filed separately by Cinergy, CG&E, PSI, and ULH&P
Avon Energy	Avon Energy Partners Holdings, an Unlimited Liability Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company
BACT	Best Available Control Technology
Beckjord	CG&E's W.C. Beckjord Generating Station (steam electric generating plant)
CAA	Clean Air Act
Cayuga	PSI's Cayuga Generating Station (steam electric generating plant)
CC&T	Cinergy Capital & Trading, Inc. (a subsidiary of Investments)
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CG&E	The Cincinnati Gas & Electric Company (a subsidiary of Cinergy)
CIBU	Cinergy Investments Business Unit
Cinergy or Company	Cinergy Corp.
CM&T	Cinergy Marketing & Trading, LLC (a subsidiary of CC&T), formerly Producers Energy Marketing, LLC (ProEnergy), which is engaged in the marketing of natural gas
Committed Lines	A line of credit providing short-term loans on a committed basis
Court of Appeals	U.S. Circuit Court of Appeals for the District of Columbia
Destec	Destec Energy, Inc.
DOE	United States Department of Energy
Dynegy	Dynegy Inc.
ECBU	Energy Commodities Business Unit
EDBU	Energy Delivery Business Unit
EITF Issue 98-10	Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FASB	Financial Accounting Standards Board
Gallagher	PSI's R.A. Gallagher Generating Station (steam electric generating plant)
Gibson	PSI's Gibson Generating Station (steam electric generating plant)
Global Resources	Cinergy Global Resources, Inc. (a subsidiary of Cinergy)
GPU	GPU Inc.
House	U.S. House of Representatives
IBU	International Business Unit
ICR	Mercury Information Collection Request
IDEM	Indiana Department of Environmental Management
IGC	Indiana Gas Company, Inc., formerly Indiana Gas and Water Company, Inc.
Investments	Cinergy Investments, Inc. (a subsidiary of Cinergy)
IT	Information Technology
IURC	Indiana Utility Regulatory Commission
JUMPS(sm)	Junior Maturing Principal Securities
KWh	Kilowatt-hour
mcf	Thousand cubic feet
MGP	Manufactured gas plant
Midlands	Midlands Electricity plc, a United Kingdom regional electric company (a wholly-owned subsidiary of Avon Energy)
Midwest ISO	Midwest Independent System Operator
N/A	Not applicable
NERC	North American Electric Reliability Council
NIPSCO	Northern Indiana Public Service Company
NOx	Nitrogen oxide
NSPS	New Source Performance Standards
NSR	New Source Review
PSD	Prevention of Significant Deterioration
PSI	PSI Energy, Inc. (a subsidiary of Cinergy)
PUCO	Public Utilities Commission of Ohio
PUHCA	Public Utility Holding Company Act of 1935
SEC	United States Securities and Exchange Commission
Senate	U.S. Senate
September 1996 Order	An IURC order issued in September 1996 on PSI's retail rate proceeding
SIP	State Implementation Plan
SO2	Sulfur dioxide
Statement 131	Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information
Statement 133	Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
Statement 137	Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement 133
UCC	The Indiana Office of the Utility Consumer Counselor
ULH&P	The Union Light, Heat and Power Company (a wholly-owned subsidiary of CG&E)
Uncommitted	A line of credit providing short-term loans on an
Lines	uncommitted basis
U.S.	United States
Wabash River	PSI's Wabash River Generating Station (steam electric generating plant)
WVPA	Wabash Valley Power Association, Inc.
Zimmer	CG&E's William H. Zimmer Generating Station (steam electric generating plant)

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30 1999	December 31 1998
	(unaudited)
	(dollars in thousands)
Current Assets
Cash and temporary cash investments	$57,486	$100,154
Restricted deposits	1,425	3,587
Notes receivable	290	64
Accounts receivable less accumulated provision for doubtful accounts of $31,057 at September 30, 1999, and $25,622 at December 31, 1998	761,768	580,305
Materials, supplies, and fuel—at average cost	208,931	202,747
Energy risk management assets	135,817	283,924
Prepayments and other	75,208	74,849

	1,240,925	1,245,630
Utility Plant—Original Cost
In service
Electric	9,330,180	9,222,261
Gas	811,552	786,188
Common	170,772	186,364

	10,312,504	10,194,813
Accumulated depreciation	4,206,192	4,040,247

	6,106,312	6,154,566
Construction work in progress	266,981	189,883

Total utility plant	6,373,293	6,344,449
Other Assets
Regulatory assets	1,128,957	970,767
Investments in unconsolidated subsidiaries	309,578	574,401
Energy risk management assets	21,507	73,662
Other	460,227	478,472

	1,920,269	2,097,302
	$9,534,487	$9,687,381

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30 1999	December 31 1998
	(unaudited)
	(dollars in thousands)
Current Liabilities
Accounts payable	$935,430	$668,860
Accrued taxes	248,441	228,347
Accrued interest	37,813	51,679
Notes payable and other short-term obligations	363,780	903,700
Long-term debt due within one year	31,822	136,000
Energy risk management liabilities	123,885	398,538
Other	81,854	93,376

	1,823,025	2,480,500
Non-Current Liabilities
Long-term debt	2,723,483	2,604,467
Deferred income taxes	1,141,312	1,091,075
Unamortized investment tax credits	149,629	156,757
Accrued pension and other postretirement benefit costs	346,994	315,147
Energy risk management liabilities	130,188	107,194
Other	488,892	298,370

	4,980,498	4,573,010
Total liabilities	6,803,523	7,053,510
Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	92,597	92,640
Common Stock Equity
Common stock—$.01 par value; authorized shares—600,000,000; outstanding shares—158,917,210 at September 30, 1999, and 158,664,532 at December 31, 1998	1,589	1,587
Paid-in capital	1,605,674	1,595,237
Retained earnings	1,038,660	945,214
Accumulated other comprehensive loss	(7,556)	(807)

Total common stock equity	2,638,367	2,541,231
	$9,534,487	$9,687,381

CINERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter Ended September 30		Year to Date September 30
	1999	1998	1999	1998
	(in thousands, except per share amounts)
Operating Revenues
Electric	$1,396,837	$1,602,211	$3,307,462	$3,782,857
Gas	375,837	359,830	1,125,812	686,923
Other	9,524	14,670	26,602	23,101

	1,782,198	1,976,711	4,459,876	4,492,881
Operating Expenses
Fuel and purchased and exchanged power	891,351	1,070,753	1,775,586	2,318,624
Gas purchased	349,259	324,145	977,174	544,488
Other operation and maintenance	245,330	226,315	726,310	746,392
Depreciation and amortization	88,734	81,585	263,412	242,271
Taxes other than income taxes	70,077	69,346	208,688	208,125

	1,644,751	1,772,144	3,951,170	4,059,900
Operating Income	137,447	204,567	508,706	432,981
Other Income and (Deductions)
Equity in earnings of unconsolidated subsidiaries	372	11,421	58,076	32,992
Gain on sale of investment in unconsolidated subsidiary	99,272	—	99,272	—
Miscellaneous—net	8,729	(115)	(2,965)	(11,850)
Interest expense	(56,404)	(60,950)	(177,957)	(181,510)

	51,969	(49,644)	(23,574)	(160,368)
Income Before Taxes	189,416	154,923	485,132	272,613
Income Taxes	66,489	44,127	173,173	77,891
Preferred Dividend Requirements of Subsidiaries	1,364	1,365	4,093	5,153

Net Income	$121,563	$109,431	$307,866	$189,569
Earnings Per Common Share
Basic	$0.77	$0.69	$1.94	$1.20
Assuming dilution	$0.76	$0.69	$1.93	$1.20
Dividends Declared Per Common Share	$0.45	$0.45	$1.35	$1.35
Average Common Shares Outstanding
Basic	158,907	158,539	158,844	158,110
Common stock options	329	606	386	694
Contingently issuable common stock	25	104	25	113

Assuming dilution	159,261	159,249	159,255	158,917

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(dollars in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Comprehensive Income (Loss)	Total Common Stock Equity
Quarter Ended September 30, 1999
Balance at July 1, 1999	$1,589	$1,602,608	$988,598	$(10,359)		$2,582,436
Comprehensive income
Net income			121,563		$121,563	121,563
Other comprehensive income, net of tax
Foreign currency translation adjustment					3,774	3,774
Minimum pension liability adjustment					85	85
Unrealized loss on grantor trust					(819)	(819)
Unrealized loss on securities available for sale					(237)	(237)

Other comprehensive income total				2,803	2,803

Comprehensive income total					$124,366

Issuance of 31,043 shares of common stock—net		2,216				2,216
Treasury shares reissued		850				850
Dividends on common stock (see page 9 for per share amounts)			(71,499)			(71,499)
Other			(2)			(2)

Balance at September 30, 1999	$1,589	$1,605,674	$1,038,660	$(7,556)		$2,638,367
Quarter Ended September 30, 1998
Balance at July 1, 1998	$1,585	$1,599,435	$905,556	$(3,330)		$2,503,246
Comprehensive income
Net income			109,431		$109,431	109,431
Other comprehensive income, net of tax
Foreign currency translation adjustment					(329)	(329)

Other comprehensive income (loss) total				(329)	(329)

Comprehensive income total					$109,102

Issuance of 12,423 shares of common stock—net		225				225
Treasury shares purchased	(1)	(1,536)				(1,537)
Treasury shares reissued	1	2,637				2,638
Dividends on common stock (see page 9 for per share amounts)			(71,340)			(71,340)
Other		15				15

Balance at September 30, 1998	$1,585	$1,600,776	$943,647	$(3,659)		$2,542,349

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (CONTINUED)
(dollars in thousands)
(unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Comprehensive Income	Total Common Stock Equity
Nine Months Ended September 30, 1999
Balance at January 1, 1999	$1,587	$1,595,237	$945,214	$(807)		$2,541,231
Comprehensive income
Net income			307,866		$307,866	307,866
Other comprehensive income, net of tax
Foreign currency translation adjustment					(6,258)	(6,258)
Minimum pension liability adjustment					85	85
Unrealized loss on grantor trust					(339)	(339)
Unrealized loss on securities available for sale					(237)	(237)

Other comprehensive income (loss) total				(6,749)	(6,749)

Comprehensive income total					$301,117

Issuance of 252,678 shares of common stock—net	2	6,493				6,495
Treasury shares purchased		(233)				(233)
Treasury shares reissued		4,177				4,177
Dividends on common stock (see page 9 for per share amounts)			(214,413)			(214,413)
Other			(7)			(7)

Balance at September 30, 1999	$1,589	$1,605,674	$1,038,660	$(7,556)		$2,638,367
Nine Months Ended September 30, 1998
Balance at January 1, 1998	$1,577	$1,573,064	$967,420	$(2,861)		$2,539,200
Comprehensive income
Net income			189,569		$189,569	189,569
Other comprehensive income, net of tax
Foreign currency translation adjustment					(747)	(747)
Minimum pension liability adjustment					(51)	(51)

Other comprehensive income (loss) total				(798)	(798)

Comprehensive income total					$188,771

Issuance of 803,043 shares of common stock—net	8	27,018				27,026
Treasury shares purchased	(3)	(6,468)				(6,471)
Treasury shares reissued	3	7,115				7,118
Dividends on common stock (see page 9 for per share amounts)			(213,340)			(213,340)
Other		47	(2)			45

Balance at September 30, 1998	$1,585	$1,600,776	$943,647	$(3,659)		$2,542,349

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Year to Date September 30
	1999	1998
	(in thousands)
Operating Activities
Net income	$307,866	$189,569
Items providing (using) cash currently:
Depreciation and amortization	263,412	240,780
WVPA settlement	—	80,000
Deferred income taxes and investment tax credits—net	4,283	(79,350)
Equity in earnings of unconsolidated subsidiaries	(46,059)	(32,992)
Gain on sale of investment in unconsolidated subsidiary	(99,272)	—
Allowance for equity funds used during construction	(2,841)	(793)
Regulatory assets—net	(221,470)	57,122
Changes in current assets and current liabilities
Restricted deposits	2,162	788
Accounts and notes receivable, net of reserves on receivables sold	(187,136)	(298,792)
Materials, supplies, and fuel	(6,184)	(20,037)
Accounts payable	266,570	293,435
Accrued taxes and interest	6,228	21,717
Energy risk management—net	(51,397)	148,146
Other items—net	263,840	(53,688)

Net cash provided by operating activities	500,002	545,905
Financing Activities
Issuance of common stock	6,495	515
Issuance of long-term debt	541,915	373,041
Retirement of preferred stock of subsidiaries	(34)	(85,292)
Redemption of long-term debt	(528,900)	(333,745)
Change in short-term debt	(539,920)	61,642
Dividends on common stock	(214,413)	(212,730)

Net cash used in financing activities	(734,857)	(196,569)
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(262,719)	(238,364)
Acquisition of businesses (net of cash acquired)	—	(63,412)
Investments in unconsolidated subsidiaries	(235,363)	(22,044)
Sale of investment in unconsolidated subsidiary	690,269	—

Net cash provided by (used in) investing activities	192,187	(323,820)
Net increase (decrease) in cash and temporary cash investments	(42,668)	25,516
Cash and temporary cash investments at beginning of period	100,154	53,310

Cash and temporary cash investments at end of period	$57,486	$78,826

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

THE CINCINNATI GAS &
ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	December 31
	1999	1998
	(unaudited)
	(dollars in thousands)
Current Assets
Cash and temporary cash investments	$14,380	$26,989
Restricted deposits	1,172	1,173
Notes receivable from affiliated companies	—	84,358
Accounts receivable less accumulated provision for doubtful accounts of $18,470 at September 30, 1999, and $17,607 at December 31, 1998	240,508	205,060
Accounts receivable from affiliated companies	41,614	22,635
Materials, supplies, and fuel—at average cost	109,427	115,294
Energy risk management assets	67,909	141,962
Prepayments and other	32,386	40,158

	507,396	637,629
Utility Plant—Original Cost
In service
Electric	4,855,304	4,806,958
Gas	811,552	786,188
Common	170,772	186,364

	5,837,628	5,779,510
Accumulated depreciation	2,246,188	2,147,298

	3,591,440	3,632,212
Construction work in progress	153,986	119,993

Total utility plant	3,745,426	3,752,205
Other Assets
Regulatory assets	594,096	627,035
Energy risk management assets	10,753	36,831
Other	106,790	100,061

	711,639	763,927
	$4,964,461	$5,153,761

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDER'S EQUITY

	September 30	December 31
	1999	1998
	(unaudited)
	(dollars in thousands)
Current Liabilities
Accounts payable	$302,793	$282,743
Accounts payable to affiliated companies	64,506	13,166
Accrued taxes	105,617	151,455
Accrued interest	10,699	20,571
Long-term debt due within one year	—	130,000
Notes payable and other short-term obligations	204,000	189,283
Notes payable to affiliated companies	110,790	17,020
Energy risk management liabilities	61,942	199,269
Other	23,996	26,422

	884,343	1,029,929
Non-Current Liabilities
Long-term debt	1,205,830	1,219,778
Deferred income taxes	778,080	771,145
Unamortized investment tax credits	106,177	110,801
Accrued pension and other postretirement benefit costs	153,017	146,361
Energy risk management liabilities	65,094	53,597
Other	114,617	134,990

	2,422,815	2,436,672
Total liabilities	3,307,158	3,466,601
Cumulative Preferred Stock
Not subject to mandatory redemption	20,686	20,717
Common Stock Equity
Common stock—$8.50 par value; authorized shares—120,000,000; outstanding shares —89,663,086 at September 30, 1999, and December 31, 1998	762,136	762,136
Paid-in capital	553,931	553,926
Retained earnings	321,674	351,505
Accumulated other comprehensive loss	(1,124)	(1,124)

Total common stock equity	1,636,617	1,666,443
	$4,964,461	$5,153,761

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Quarter Ended September 30		Year To Date September 30
	1999	1998	1999	1998
		(in thousands)
Operating Revenues
Electric	$699,981	$827,387	$1,658,604	$1,960,334
Gas	38,510	56,505	255,855	280,437

	738,491	883,892	1,914,459	2,240,771
Operating Expenses
Fuel and purchased and exchanged power	411,132	518,393	826,258	1,162,004
Gas purchased	14,254	21,539	113,560	139,784
Other operation and maintenance	103,150	96,193	311,527	302,764
Depreciation and amortization	51,395	47,267	152,691	142,877
Taxes other than income taxes	54,201	54,089	163,184	162,484

	634,132	737,481	1,567,220	1,909,913
Operating Income	104,359	146,411	347,239	330,858
Other Income and (Deductions)
Miscellaneous—net	(287)	511	(911)	(2,349)
Interest expense	(25,090)	(25,072)	(74,068)	(77,034)

	(25,377)	(24,561)	(74,979)	(79,383)
Income Before Taxes	78,982	121,850	272,260	251,475
Income Taxes	30,830	43,178	104,949	88,925

Net Income	$48,152	$78,672	$167,311	$162,550
Preferred Dividend Requirement	213	214	641	644

Net Income Applicable to Common Stock	$47,939	$78,458	$166,670	$161,906
Other Comprehensive Income (Loss), Net Of Tax	—	—	—	(155)

Comprehensive Income	$47,939	$78,458	$166,670	$161,751

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Year to Date September 30
	1999	1998
	(in thousands)
Operating Activities
Net income	$167,311	$162,550
Items providing (using) cash currently:
Depreciation and amortization	152,691	142,877
Deferred income taxes and investment tax credits—net	9,151	(11,592)
Allowance for equity funds used during construction	(2,083)	(770)
Regulatory assets—net	10,343	23,716
Changes in current assets and current liabilities
Accounts and notes receivable, net of reserves on receivables sold	24,555	(232,865)
Materials, supplies, and fuel	5,867	1,121
Accounts payable	71,390	174,055
Accrued taxes and interest	(55,710)	22,822
Energy risk management—net	(25,699)	74,073
Other items—net	(7,274)	(35,778)

Net cash provided by operating activities	350,542	320,209
Financing Activities
Issuance of long-term debt	19,818	223,020
Retirement of preferred stock	(26)	(45)
Redemption of long-term debt	(164,264)	(220,409)
Change in short-term debt	108,487	(62,230)
Dividends on preferred stock	(642)	(645)
Dividends on common stock	(196,500)	(132,245)

Net cash used in financing activities	(233,127)	(192,554)
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(130,024)	(123,683)
Net cash used in investing activities	(130,024)	(123,683)
Net increase (decrease) in cash and temporary cash investments	(12,609)	3,972
Cash and temporary cash investments at beginning of period	26,989	2,349

Cash and temporary cash investments at end of period	$14,380	$6,321

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30 1999	December 31 1998
	(unaudited)
	(dollars in thousands)
Current Assets
Cash and temporary cash investments	$1,875	$18,788
Restricted deposits	253	2,414
Notes receivable from affiliated companies	109,891	17,097
Accounts receivable less accumulated provision for doubtful accounts of $12,502 at September 30, 1999, and $7,893 at December 31, 1998	338,200	225,449
Accounts receivable from affiliated companies	39,225	384
Materials, supplies, and fuel—at average cost	96,124	80,445
Energy risk management assets	67,908	141,962
Prepayments and other	34,931	31,461

	688,407	518,000
Electric Utility Plant—Original Cost
In service	4,474,876	4,415,303
Accumulated depreciation	1,960,004	1,892,949

	2,514,872	2,522,354
Construction work in progress	112,995	69,891

Total electric utility plant	2,627,867	2,592,245
Other Assets
Regulatory assets	534,861	343,731
Energy risk management assets	10,754	36,831
Other	90,556	93,012

Total other assets	636,171	473,574
	$3,952,445	$3,583,819

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDER'S EQUITY

	September 30 1999	December 31 1998
	(unaudited)
	(dollars in thousands)
Current Liabilities
Accounts payable	$310,404	$217,959
Accounts payable to affiliated companies	12,845	30,145
Accrued taxes	116,950	58,901
Accrued interest	15,302	28,335
Notes payable and other short-term obligations	94,609	173,162
Notes payable to affiliated companies	285,253	102,946
Long-term debt due within one year	31,822	6,000
Energy risk management liabilities	61,943	199,269
Other	2,036	2,227

	931,164	818,944
Non-Current Liabilities
Long-term debt	968,305	1,025,659
Deferred income taxes	373,483	364,049
Unamortized investment tax credits	43,452	45,956
Accrued pension and other postretirement benefit costs	124,823	112,387
Energy risk management liabilities	65,094	53,597
Other	339,173	115,656

	1,914,330	1,717,304
Total liabilities	2,845,494	2,536,248
Cumulative Preferred Stock
Not subject to mandatory redemption	71,911	71,923
Common Stock Equity
Common stock—without par value; $0.01 stated value; authorized shares—60,000,000; outstanding shares—53,913,701 at September 30, 1999, and December 31, 1998	539	539
Paid-in capital	410,742	410,739
Retained earnings	624,593	564,865
Accumulated other comprehensive loss	(834)	(495)

Total common stock equity	1,035,040	975,648
	$3,952,445	$3,583,819

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Quarter Ended September 30		Year To Date September 30
	1999	1998	1999	1998
	(in thousands)
Operating Revenues
Electric	$707,193	$807,181	$1,653,144	$1,910,836
Operating Expenses
Fuel and purchased and exchanged power	495,015	584,415	967,099	1,242,253
Other operation and maintenance	115,254	110,051	345,734	400,431
Depreciation and amortization	34,025	32,688	101,889	97,433
Taxes other than income taxes	15,427	14,882	44,184	44,356

	659,721	742,036	1,458,906	1,784,473
Operating Income	47,472	65,145	194,238	126,363
Other Income and (Deductions)
Miscellaneous—net	(1,794)	(315)	(1,096)	1,616
Interest expense	(19,620)	(21,975)	(61,480)	(67,771)

	(21,414)	(22,290)	(62,576)	(66,155)
Income Before Taxes	26,058	42,855	131,662	60,208
Income Taxes	10,400	16,063	50,583	21,106

Net Income	$15,658	$26,792	$81,079	$39,102
Preferred Dividend Requirement	1,150	1,151	3,451	4,509

Net Income Applicable to Common Stock	$14,508	$25,641	$77,628	$34,593
Other Comprehensive Income (Loss), Net of Tax	(819)	—	(339)	944

Comprehensive Income	$13,689	$25,641	$77,289	$35,537

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Year To Date September 30
	1999	1998
	(in thousands)
Operating Activities
Net income	$81,079	$39,102
Items providing (using) cash currently:
Depreciation and amortization	101,889	97,433
WVPA settlement	—	80,000
Deferred income taxes and investment tax credits—net	10,707	(44,433)
Allowance for equity funds used during construction	(758)	(23)
Regulatory assets—net	(231,813)	33,406
Changes in current assets and current liabilities
Restricted deposits	2,161	787
Accounts and notes receivable, net of reserves on receivables sold	(244,456)	(158,099)
Materials, supplies, and fuel	(15,679)	(19,543)
Accounts payable	75,145	135,816
Accrued taxes and interest	45,016	(2,249)
Energy risk management—net	(25,698)	74,073
Other items—net	263,850	(61,079)

Net cash provided by operating activities	61,443	175,191
Financing Activities
Issuance of long-term debt	323,593	150,021
Retirement of preferred stock	(8)	(85,247)
Redemption of long-term debt	(355,192)	(113,336)
Change in short-term debt	103,754	73,946
Dividends on preferred stock	(3,451)	(5,037)
Dividends on common stock	(17,900)	(81,800)

Net cash provided by (used in) financing activities	50,796	(61,453)
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(129,152)	(101,419)

Net cash used in investing activities	(129,152)	(101,419)
Net increase (decrease) in cash and temporary cash investments	(16,913)	12,319
Cash and temporary cash investments at beginning of period	18,788	18,169

Cash and temporary cash investments at end of period	$1,875	$30,488

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

THE UNION LIGHT, HEAT
AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

ASSETS

	September 30 1999	December 31 1998
	(unaudited)
	(dollars in thousands)
Current Assets
Cash and temporary cash investments	$5,733	$3,244
Accounts receivable less accumulated provision for doubtful accounts of $1,228 at September 30, 1999, and $1,248 at December 31, 1998	4,688	14,125
Accounts receivable from affiliated companies	1,493	666
Materials, supplies, and fuel—at average cost	9,230	8,269
Prepayments and other	390	308

	21,534	26,612
Utility Plant—Original Cost
In service
Electric	241,005	232,222
Gas	170,482	164,040
Common	20,410	18,908

	431,897	415,170
Accumulated depreciation	152,061	143,386

	279,836	271,784
Construction work in progress	11,545	11,444

Total utility plant	291,381	283,228
Other Assets
Regulatory assets	10,723	10,978
Other	5,733	3,767

	16,456	14,745
	$329,371	$324,585

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS (Continued)

LIABILITIES AND SHAREHOLDER'S EQUITY

	September 30 1999	December 31 1998
	(unaudited)
	(dollars in thousands)
Current Liabilities
Accounts payable	$5,350	$5,903
Accounts payable to affiliated companies	18,075	14,986
Accrued taxes	2,230	3,216
Accrued interest	1,327	1,959
Long-term debt due within one year	—	20,000
Notes payable to affiliated companies	30,167	31,817
Other	3,961	4,247

	61,110	82,128
Non-Current Liabilities
Long-term debt	74,549	54,553
Deferred income taxes	24,526	26,134
Unamortized investment tax credits	4,029	4,238
Accrued pension and other postretirement benefit costs	12,206	11,678
Amounts due to customers—income taxes	9,841	8,959
Other	10,195	8,077

	135,346	113,639
Total liabilities	196,456	195,767
Common Stock Equity
Common stock—$15.00 par value; authorized shares—1,000,000; outstanding shares—585,333 at September 30, 1999, and December 31, 1998	8,780	8,780
Paid-in capital	19,525	19,525
Retained earnings	104,610	100,513

Total common stock equity	132,915	128,818
	$329,371	$324,585

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF INCOME

(unaudited)

	Quarter Ended September 30		Year To Date September 30
	1999	1998	1999	1998
	(in thousands)
Operating Revenues
Electric	$63,041	$56,368	$160,781	$144,903
Gas	6,242	7,077	48,326	44,183

	69,283	63,445	209,107	189,086
Operating Expenses
Electricity purchased from parent company for resale	49,166	41,827	122,756	110,338
Gas purchased	2,229	2,691	23,112	23,211
Other operation and maintenance	8,720	8,987	27,595	27,319
Depreciation	3,906	3,296	10,983	9,737
Taxes other than income taxes	1,024	1,024	3,134	3,058

	65,045	57,825	187,580	173,663
Operating Income	4,238	5,620	21,527	15,423
Other Income and (Deductions)
Miscellaneous—net	(464)	(175)	(1,153)	(1,051)
Interest	(1,437)	(1,244)	(4,432)	(3,328)

	(1,901)	(1,419)	(5,585)	(4,379)
Income Before Taxes	2,337	4,201	15,942	11,044
Income Taxes	1,226	1,696	6,869	4,418

Net Income	$1,111	$2,505	$9,073	$6,626

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CASH FLOWS

(unaudited)

	Year to Date September 30
	1999	1998
	(in thousands)
Operating Activities
Net income	$9,073	$6,626
Items providing (using) cash currently:
Depreciation	10,983	9,737
Deferred income taxes and investment tax credits—net	(936)	1,763
Allowance for equity funds used during construction	(43)	(150)
Regulatory assets	103	(31)
Changes in current assets and current liabilities
Accounts and notes receivable, net of reserves on receivables sold	6,770	3,515
Materials, supplies, and fuel	(961)	(3,580)
Accounts payable	2,536	(6,992)
Accrued taxes and interest	(1,618)	(4,107)
Other items—net	2,425	(330)

Net cash provided by operating activities	28,332	6,451
Financing Activities
Issuance of long-term debt	19,818	20,127
Redemption of long-term debt	(20,000)	(10,118)
Change in short-term debt	(1,650)	16,257
Dividends on common stock	(4,975)	(4,975)

Net cash provided by (used in) financing activities	(6,807)	21,291
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(19,036)	(25,486)

Net cash used in investing activities	(19,036)	(25,486)
Net increase in cash and temporary cash investments	2,489	2,256
Cash and temporary cash investments at beginning of period	3,244	546

Cash and temporary cash investments at end of period	$5,733	$2,802

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

7.
On October 20, 1999, PSI issued $265 million of 7.85% Debentures due October 15, 2007. Proceeds from the sale were used to fund the buyout of the remaining term of the Dynegy coal gasification contract and to fund the estimated cost of plant modifications. See Note 15 for a discussion of the Dynegy contract buyout.

CG&E and ULH&P

8.
On September 17, 1999, ULH&P issued $20 million of 7.875% Debentures, due September 15, 2009. Proceeds from the sale were used for general corporate purposes.

Cinergy, CG&E, and PSI

9.
Cinergy's energy marketing and trading operations, conducted primarily through its ECBU, markets and trades electricity, natural gas, and other energy-related products. The power marketing and trading operation has both physical and trading activities. Generation not required to meet native load requirements is available to be sold to third parties, either under long-term contracts, such as full requirements transactions or firm forward sales contracts, or in short-term and spot market transactions. When transactions are entered into, each transaction is designated as either a physical or trading transaction. In order for a transaction to be designated as physical, there must be intent and ability to physically deliver the power from company-owned generation. Physical transactions are accounted for on a settlement basis. All other transactions are considered trading transactions and are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, these trading transactions are reflected at fair value as "Energy risk management assets" and "Energy risk management liabilities." Changes in fair value, resulting in unrealized gains and losses, are reflected in "Fuel and purchased and exchanged power." Revenues and costs for all transactions are recorded gross in the Consolidated Statements of Income as contracts are settled. Revenues are recognized in "Operating Revenues—Electric" and costs are recorded in "Fuel and purchased and exchanged power."

  Although physical transactions are entered with the intent and ability to settle the contract with company-owned generation, it is likely that, from time to time, due to numerous factors such as generating station outages, native load requirements, and weather, power used to settle the physical transactions will be required to be purchased on the open market. Depending on the factors giving rise to these open market purchases, the cost of such purchases could be in excess of the associated revenues. Such losses, which could be material, will be recognized as the power is delivered. Reference is made to the Form 8-K filed on August 10, 1999, which describes the earnings impact of extreme weather experienced in July 1999.

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

  Cinergy's ECBU also physically markets natural gas and trades natural gas and other energy-related products. All of these operations are accounted for using the mark-to-market method of accounting. Revenues and costs from physical marketing are recorded gross in the Consolidated Statements of Income as contracts are settled due to the exchanging of title to the natural gas throughout the earnings process. All non-physical transactions are recorded net in the Consolidated Statements of Income. Energy risk management assets and liabilities and gross margins from these trading activities currently are not significant.

Cinergy, CG&E, and PSI

10.
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

  Cinergy and its subsidiaries utilize foreign exchange forward contracts and currency swaps to hedge certain net investments in foreign operations. Accordingly, any translation gains or losses related to the foreign exchange forward contracts or the principal exchange on the currency swap are recorded in "Accumulated other comprehensive loss," which is a separate component of common stock equity. Aggregate translation losses related to these instruments are reflected in "Current Liabilities" in the Consolidated Balance Sheets. In connection with the sale of its interest in Avon Energy (see Note 14), Cinergy terminated the hedging contracts related to its investment in July 1999. Additionally, during the second quarter of 1999, the Company settled the forward exchange contracts related to its net investments in its Czech Republic subsidiary. The settlement costs were not material. After closing out these contracts, the remaining foreign exchange hedging contracts are not significant.

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

11.
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

  Based upon the work performed to date, PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring. Estimated costs of certain remedial activities are accrued when such costs are probable and reasonably estimable. PSI does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of a remedial investigation/feasibility study and the development of some sense of the timing for the implementation of the potential remedial alternatives, to the extent such remediation may be required. Accordingly, the total costs that may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time. These future costs at the 21 Indiana MGP sites, based on information currently available, are not material to Cinergy's financial condition or results of operations. However, as further investigation and remediation activities are undertaken at these sites, the potential liability for the 21 MGP sites could be material to Cinergy's and PSI's financial condition or results of operations.

Cinergy, CG&E, and ULH&P

  CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have undertaken preliminary site assessments to obtain more information about some of these MGP sites.

Cinergy, CG&E, PSI, and ULH&P

12.
During the second quarter of 1998, the FASB issued Statement 133. The new standard requires companies to record derivative instruments, as defined in Statement 133, as assets or liabilities, measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. The standard, as subsequently amended by Statement 137, is effective for fiscal years beginning after June 15, 2000. Cinergy expects to reflect the adoption of this standard in financial statements issued beginning in the first quarter of 2001.

  The Company has not yet quantified the impacts of adopting Statement 133 on its consolidated financial statements. However, accounting prescribed under Statement 133 could increase volatility in earnings and other comprehensive income.

Cinergy

13.
Options to purchase shares of common stock are excluded from the calculation of EPS-assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period. Options to purchase approximately 1,734,000 and 923,000 shares were excluded from the calculation of EPS-assuming dilution for this reason for the quarters ended September 30, 1999, and 1998, respectively. Options to purchase approximately 1,727,000 and 767,000 shares were excluded from the calculation of EPS-assuming dilution for this reason for the nine months ended September 30, 1999, and 1998, respectively.

Cinergy

14.
On July 15, 1999, Cinergy and GPU completed a transaction whereby GPU acquired Cinergy's 50% ownership interest in Avon Energy, the parent company of Midlands. In exchange for its interest in Avon Energy, Cinergy received 452.5 million pounds sterling (approximately $700 million). As a result of the transaction, Cinergy realized a gain of approximately $0.50 per share in the third quarter. After deducting financing, transaction, and currency costs, the net contribution to earnings was approximately $0.43 per share.

    Pro forma information is presented below:

	Quarter Ended September 30, 1999		Nine Months Ended September 30, 1999
	Net Income	Earnings Per Share	Net Income	Earnings Per Share
	(in millions, except for earnings per share basic)
	(unaudited)
Cinergy	$122	$0.77	$308	$1.94
Pro forma adjustments:
Equity in earnings of Avon Energy	—		(58)
Gain on sale of investment in Avon Energy	(99)		(99)
Interest expense	—		19
Income taxes	31		46

Pro forma result	$54	$0.34	$216	$1.36

Cinergy and PSI

15.
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

  During the third quarter of 1998, PSI reached an agreement with Dynegy to purchase the remainder of its 25-year contract for coal gasification services. The settlement agreement specifies a purchase price of $247 million.

  In anticipation of the buyout, PSI and the UCC came to a settlement agreement with respect to the proper ratemaking treatment of the buyout fee and other buyout implementation costs, in June 1999. The agreement provides for PSI's retail electric rates to be decreased to eliminate jurisdictional costs associated with the gasification services agreement. Additionally, the agreement allows PSI to recover the retail electric jurisdictional portion of the buyout fee and the associated buyout implementation costs through its rates with carrying costs on unrecovered amounts, over an eighteen-year period. In September 1999, the IURC approved the settlement agreement. In September 1999, PSI recorded a regulatory asset to reflect the buyout fee and the associated buyout implementation costs. In October 1999, PSI issued $265 million in debentures due in 2007 to fund the buyout of the remaining term of the contract and for the estimated cost of the plant modifications. For further discussion on these debentures, see Note 7.

16.
As discussed in the 1998 Form 10-K, the collective-bargaining agreement with the International Brotherhood of Electrical Workers Local No. 1393, covering approximately 1,470 employees, expired on May 1, 1999. A new labor agreement was ratified April 22, 1999, and is effective from May 1, 1999, through April 30, 2002.

Cinergy, CG&E, PSI, and ULH&P

17.
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

  The CIBU manages the development, sales, and marketing of domestic, non-regulated retail energy and energy-related products and services. Most of the CIBU's revenues are derived from the sales of these products and services to external, end-use customers. In addition, some of the CIBU's activities are conducted through joint-venture affiliates, including the construction and sale or lease of cogeneration and trigeneration facilities to large commercial/industrial customers and energy management services to third parties.

  The IBU directs and manages all of the Company's international business holdings and domestic renewable assets, which include wholly-owned subsidiaries and equity investments. Revenues and equity earnings from unconsolidated companies are primarily derived from energy-related businesses.

  Transfer pricing for sales of electric energy and sales of electric and gas transmission and distribution services between the ECBU and EDBU are derived from the operating utilities' retail and wholesale rate structures.

    Financial results by business unit for the quarters ended September 30, 1999, and 1998, are as follows:

	1999
	Cinergy Business Units
						All Other (1)	Reconciling Eliminations (2)
	ECBU	EDBU	CIBU	IBU	Total			Consolidated
(in thousands)
Operating Revenues—
External Customers	$878,291	$880,987	$12,892	$10,028	$1,782,198	$—	$—	$1,782,198
Intersegment Revenues	548,908	—	—	—	548,908	—	(548,908)	—
Segment Profit (Loss) Before Taxes	9,434	84,016	(2,492)	92,202	183,160	6,256	—	189,416

	1998
	Cinergy Business Units
						All Other (1)	Reconciling Eliminations (2)
	ECBU	EDBU	CIBU	IBU	Total			Consolidated
(in thousands)
Operating Revenues—
External Customers	$1,143,295	$819,037	$12,435	$1,944	$1,976,711	$—	$—	$1,976,711
Intersegment Revenues	496,356	—	—	—	496,356	—	(496,356)	—
Segment Profit (Loss) Before Taxes	84,714	80,830	(3,236)	(4,056)	158,252	(3,329)	—	154,923

    Financial results by business unit for the nine months ended September 30, 1999, and 1998, are as follows:

	1999
	Cinergy Business Units
						All Other (1)	Reconciling Eliminations (2)
	ECBU	EDBU	CIBU	IBU	Total			Consolidated
(in thousands)
Operating Revenues—
External Customers	$1,923,931	$2,456,546	$41,176	$38,223	$4,459,876	$—	$—	$4,459,876
Intersegment Revenues	1,429,222	—	—	—	1,429,222	—	(1,429,222)	—
Segment Profit (Loss) Before Taxes	138,509	233,904	(10,156)	121,711	483,968	$1,164	—	485,132

	1998
	Cinergy Business Units
						All Other (1)	Reconciling Eliminations (2)
	ECBU	EDBU	CIBU	IBU	Total			Consolidated
(in thousands)
Operating Revenues—
External Customers	$2,112,753	$2,340,566	$36,843	$2,719	$4,492,881	$—	$—	$4,492,881
Intersegment Revenues	1,364,627	—	—	—	1,364,627	—	(1,364,627)	—
Segment Profit (Loss) Before Taxes	126,621	182,433	(10,908)	(8,981)	289,165	(16,552)	—	272,613

    Total segment assets at September 30, 1999, and December 31, 1998, are as follows:

	Cinergy Business Units
						All Other (1)	Reconciling Eliminations (2)
	ECBU	EDBU	CIBU	IBU	Total			Consolidated
(in thousands)
Total Segment Assets at September 30, 1999	$5,067,555	$4,053,292	$70,444	$303,500	$9,494,791	$39,696	$—	$9,534,487
Total Segment Assets at December 31, 1998	$4,863,014	$3,987,055	$42,107	$751,861	$9,644,037	$43,344	$—	$9,687,381

(1)
The all other category represents miscellaneous corporate items, which are not allocated to business units for the purposes of segment profit measurement.

(2)
The reconciling eliminations category eliminates the intersegment revenues of the ECBU and the EDBU.

Cinergy, CG&E, and PSI

18.
On July 13, 1999, CG&E received a request from the EPA (Region 5) under section 114 of the CAA seeking documents and information regarding capital and maintenance expenditures at Beckjord. On July 14, 1999, PSI received the same request regarding Cayuga. On October 12, 1999, PSI received additional similar requests regarding Gallagher and Wabash River. These activities are part of an industry-wide investigation assessing compliance with the NSR and the NSPS (emissions standards that apply to new and modified units) of the CAA at electric generating units.

  On November 3, 1999, the EPA sued Cinergy, CG&E, and PSI in the U.S. District Court for the Southern District of Indiana. The suit alleges that Cinergy and CG&E violated the CAA by conducting various repairs and maintenance activities at Beckjord during the 1980's and early 1990's without a PSD permit and without installing BACT to reduce emissions from the plant. It further alleges that Cinergy and PSI conducted maintenance and repair work at Cayuga during the 1980's and 1990's without obtaining a PSD permit or installing BACT. In addition, with respect to units 1 and 2 at Cayuga, the EPA also alleges that Cinergy and PSI failed to comply with the NSPS. The suit seeks (1) injunctive relief to require Cinergy, CG&E, and/or PSI to install pollution control technology on each of the units which is the subject of the suit, and (2) civil penalties in amounts of up to $25,000 per day for each violation occurring on or before January 30, 1997, and $27,500 per day for each violation after January 30, 1997. Cinergy, CG&E, and PSI believe that the allegations in the complaint are without merit and plan to defend the suit in court. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or the magnitude of the potential liability.

  Also on November 3, 1999, the EPA filed a notice of violation against Cinergy, CG&E, and PSI alleging that they modified certain power plants without obtaining NSR permits. Specifically, it alleges that Cinergy and PSI modified Cayuga, Wabash River, and Gallagher in violation of the NSR regulations of the CAA and the related state laws and regulations. It also alleges violations of the NSR program by Cinergy and CG&E at Beckjord. The notice of violation indicates that the EPA may issue an administrative penalty order or file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. By a letter accompanying the complaint described in the previous paragraph, the Department of Justice has informed Cinergy, CG&E, and PSI that upon the expiration of the thirty day waiting period, it will amend its complaint to add the violations contained in the notice to its civil complaint. Cinergy, CG&E, and PSI believe the allegations in the notice of violation are without merit. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or the magnitude of the potential liability.

  Cinergy and CG&E have been informed by Columbus Southern Power Company, a subsidiary of American Electric Power Company, the operator of Conesville Station, that on November 3, 1999, U.S. EPA issued a notice of violation alleging violations of the Clean Air Act. Conesville Unit 4 is owned by CSP, The Dayton Power and Light Company, and CG&E. The notice of violation indicates that the EPA may issue an administrative penalty order or file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. Cinergy and CG&E believe the allegations in the notice of violation are without merit. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or the magnitude of the potential liability.

Cinergy and CG&E

19.
As discussed in the 1998 Form 10-K, comprehensive electric restructuring legislation was reintroduced in 1999 in both houses of the Ohio General Assembly. One of these bills—Senate Bill 3—subsequently received approval by both houses. On July 6, 1999, Ohio Governor Robert Taft signed the restructuring legislation into law. The new law became effective in October 1999.

  The legislation provides Ohio electric utilities with an opportunity to recover PUCO approved transition costs. Transition costs are recovered through payment of a frozen unbundled generation rate by customers who do not switch generation suppliers and through payment of a non-bypassable transition charge by customers who switch generation suppliers. Transition costs can include generation-related regulatory assets, above-market generation costs, employee severance and retraining costs and other costs. The Company must file a transition plan with the PUCO by January 3, 2000 and the PUCO is required to issue a transition order no later than October 31, 2000.

  As discussed in Note 1(f) of the Notes to Consolidated Financial Statements in the December 31, 1998 Form 10-K, the Company defers as regulatory assets the amount of probable future revenue associated with deferred costs to be recovered from customers through the ratemaking process. At September 30, 1999, the amount of regulatory assets recorded in the accompanying financial statements relating to CG&E's generation is approximately $400 million before related tax effects. Whether the Company will have any additional transition costs related to an economic impairment of its generating assets is dependent on several factors, including the future market price of electricity. CG&E intends to seek recovery in its transition plan filing of all generation-related regulatory assets and any other transition costs which may be identified. The Company is currently unable to predict the outcome of the regulatory process and its impact on the results of operation, cash flows and financial position. As a result, the Company will continue to apply Statement 71 until the regulatory process is completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P

    CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION  Matters discussed in this section reflect and elucidate Cinergy's corporate vision of the future and, as a part of that, outline goals and aspirations, as well as specific projections. These goals and projections are considered forward-looking statements and are based on management's beliefs, as well as certain assumptions made by management. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. In addition to any assumptions and other factors that are referred to specifically in connection with these statements, other factors that could cause actual results to differ materially from those indicated in any forward-looking statements include, among others: factors generally affecting operations, such as unusual weather conditions, unscheduled generation outages; unusual maintenance or repairs, unanticipated changes in fuel costs, environmental incidents, or system constraints; legislative and regulatory initiatives regarding deregulation and restructuring of the industry; increased competition in the electric and gas utility environment; challenges related to Year 2000 readiness; regulatory factors; changes in accounting principles or policies; adverse political, legal, or economic conditions; changing market conditions; success of efforts to invest in and develop new opportunities in non-traditional business; availability or cost of capital; employee workforce factors; legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures; costs and effects of legal and administrative proceedings; changes in legislative requirements; and other risks. The SEC's rules do not require forward-looking statements to be revised or updated, and Cinergy does not intend to do so.

FINANCIAL CONDITION

Recent Developments

Cinergy

    Acquisitions  During the first nine months of 1999, Cinergy invested an additional $235 million in domestic and international unconsolidated subsidiaries.

On September 30, 1999, Cinergy (through a CC&T subsidiary) formed a partnership with Duke Energy North America LLC. This partnership will jointly own three wholesale generating facilities with total capacity of approximately 1,400 megawatts. These facilities will be natural gas-fired peaking stations with commercial operation anticipated for the summer of 2000.

    Dispositions  See Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information."

    Power Supply Business  The Company continues to consider a number of strategies to address the electricity market volatility during the industry restructuring. In November 1999, the Company's board of directors unanimously determined to remain in the supply segment of the electric industry as it moves to a competitive environment.

PSI

    Securities Ratings Changes  In October, Fitch IBCA changed their ratings for the following PSI securities: Secured Debt to A- from A, Senior Unsecured Debt to BBB+ from A-, Junior Unsecured Debt to BBB from BBB+, and Preferred Stock to BBB from BBB+.

Competitive Pressures

Cinergy, CG&E, PSI, and ULH&P

    Federal  The Clinton Administration has introduced a bill—the Comprehensive Electricity Competition Act—that would grant all retail customers of electricity the right to choose their electricity supplier beginning January 1, 2003. The legislation would allow a state regulatory authority to opt out of the retail competition system if the authority conducted a public proceeding and determined that the electric customers of that state would be better served by a monopoly system or an alternative retail competition plan. A "compromise bipartisan" deregulation bill introduced on May 26, 1999 by Representatives Largent (R-Ok.) and Markey (D-Mass.) included similar mandate and opt out provisions with an effective date of January 1, 2002.

    Both the House and the Senate continue to hold hearings on electric restructuring to see if consensus legislation can be developed, but it is uncertain whether federal retail customer choice legislation will be passed by this Congress.

    Ohio  See Note 19 of the "Notes to Financial Statements" in "Part I. Financial Information."

    Indiana  As discussed in the 1998 Form 10-K, electric restructuring legislation supported by a group of large industrial customers was introduced into the Indiana legislature in January 1999. This legislation did not pass in the 1999 session of the Indiana General Assembly, which ended in April 1999. Cinergy anticipates that electric restructuring legislation will again be introduced in the "short session" in Indiana in 2000.

    Kentucky  Throughout 1999, a task force convened by the Kentucky legislature has been meeting to study the issue of electric restructuring. The legislature next meets in January 2000, and it is not certain whether an electric restructuring bill will be introduced at that time.

Regulatory Matters

Cinergy and PSI

    Coal Gasification Contract Buyout Costs  See Note 15 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy and CG&E

    PUCO Order—CG&E's Gas Rate Order  As discussed in the 1998 Form 10-K, in April 1997, CG&E filed a notice of appeal with the Supreme Court of Ohio challenging the disallowance of information systems costs and imputation of certain revenues by the PUCO when it approved an overall average increase in CG&E's gas revenues in December 1996. On July 7, 1999, the Supreme Court issued a ruling on the appeal supporting the PUCO's decision to exclude a portion of the development costs of the information systems from the rate based calculation. However, the Supreme Court ruled in favor of CG&E on the imputed revenue appeal, deciding the PUCO acted unlawfully in imputing certain revenues. The ruling resulted in a revision in rates generating a $3 million increase in annual revenues for CG&E, which represents less than a one percentage increase in retail rates. The recovery of these costs began in the third quarter of 1999.

Other Matters

    Midwest ISO  In July of 1999, the Midwest ISO named Matthew Cordaro as the first President and Chief Executive Officer of the organization. In addition to Dr. Cordaro, the organization recently added Jim Torgeson as its Chief Financial Officer. The Midwest ISO is expected to begin operations in June of 2001 and recently filed with the Federal Energy Regulatory Commission an appendix which once approved, would allow independent transmission companies to exist under the Midwest ISO.

    Two additional companies have agreed to join the Midwest ISO as transmission owners—Northern States Power and Alliant Energy. The addition of these two companies expands the total of transmission owners participating in the Midwest ISO to fourteen. This expansion increases the coverage of the Midwest ISO to include over 69,000 miles of transmission lines extending into portions of 16 states, and includes approximately $8.5 billion in transmission investment forming the largest ISO in the country.

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

Environmental Issues

Cinergy, CG&E, and PSI

    Ozone Transport Rulemaking  As discussed in the 1998 Form 10-K, in October 1998, the EPA finalized its ozone transport rule, also known as the NOX SIP Call. It applies to 22 states in the eastern half of the U.S., including the three states in which Cinergy's electric utilities operate, and also proposes a model nitrogen oxide (NOX) emission allowance trading program. The trading program would allow Cinergy to buy NOX emission allowances from, or sell NOX emission allowances to, other companies as necessary. The rule recommends that states reduce NOX emissions from primarily industrial and utility sources to a certain level by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate NOX reductions with a trading program into their SIPs (defined as a state's plan for implementing emissions reductions to address air quality concerns). If the states fail to revise their SIPs accordingly, the EPA has proposed to implement a federal plan to accomplish NOX reductions by May 2003. The EPA must approve all SIPs.

    Ohio, Indiana, a number of other states, and various industry groups (some of which Cinergy is a member) filed legal challenges to the NOX SIP Call in late 1998. Ohio and Indiana have also preliminarily indicated that they will seek fewer NOX reductions from the utility sector than the EPA has recommended. On May 25, 1999, the Court of Appeals granted the petitioners' request for a deferral of the rule and indefinitely suspended the September 30 filing deadline, pending further review by the Court of Appeals. The Court of Appeals heard arguments on the case on November 9, 1999 and is expected to make a decision in early 2000.

    In February 1998, the northeast states filed petitions seeking the EPA's assistance in reducing ozone in the eastern U.S. under Section 126 of the CAA. Section 126 petitions allow a state to claim that another state is contributing to its air quality problem and request that the EPA require that upwind state to reduce its emissions. On April 30, 1999, the EPA found that the Midwest stationary sources (including all of Cinergy's facilities) named in the petitions are significantly contributing to ozone problems in the northeast for both the one- and eight-hour ozone standards (health standards for ozone levels for a one- and eight-hour time period). The EPA has stated that the Section 126 petitions and the NOX SIP Call requirements should be coordinated. As with the NOX SIP Call, various industry groups filed legal challenges to the Section 126 petition findings.

    Based on a court decision regarding ambient (outside) air standards (discussed below) and the May 25 court decision (previously discussed), in mid-June the EPA (1) requested and was granted a deferral of the Section 126 rules, and (2) modified and re-proposed the Section 126 petitions rulemaking to only address the one-hour ozone standard. The petitions are limited to 12 states instead of the original 22 states. Indiana, Kentucky, and Ohio must still meet the same NOX emissions requirements. The EPA has scheduled a new rulemaking to be complete by November 1999.

    Ambient Air Standards and Regional Haze  As discussed in the 1998 Form 10-K, during 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter and proposed rules for regional haze. Fine particulate matter refers to very small solid or liquid particles in the air. Regional haze involves fine particulate matter that impairs visibility in national parks. It was anticipated that utility NOX reductions called for in the EPA's final NOX SIP Call would (1) fully address the one-hour ozone standard and the new eight-hour ozone standard, and (2) partially address fine particulate matter and regional haze concerns. With the recent challenges to the NOX SIP Call and the eight-hour ozone standard (discussed below), it is unclear to what extent additional NOX reductions would be required of utilities.

    On May 14, 1999, the Court of Appeals ruled that both the new eight-hour ozone standard and the fine particulate matter standard were found questionable and were determined to be unenforceable by the EPA. In June, the EPA appealed the decision. On October 29, 1999, the full Court of Appeals rejected the EPA's request for reconsideration. It is likely that the EPA will appeal to the U.S. Supreme Court. Cinergy currently cannot determine the outcome of the appeals process and the effects on future emissions reduction requirements.

    The EPA published the final regional haze rule on July 1, 1999. This rule establishes planning and emission reduction timelines for states to use to improve visibility in national parks throughout the U.S. The ultimate effect of the new regional haze rule could be requirements for (1) newer and cleaner technologies and additional controls on conventional particulates, and (2) reductions in SO2 and NOX emissions from utility sources. If more utility emissions reductions are required, the compliance cost could be significant. Cinergy currently cannot determine the outcome or effects of the states' determination.

    Air Toxics  As discussed in the 1998 Form 10-K, in November 1998, the EPA finalized its ICR. The ICR requires all generating units to provide detailed information about coal use and mercury content. The EPA has selected about 100 generating units for one-time stack sampling, including Cinergy's Gibson Unit No. 3 and the Wabash River Repowering Project. The EPA is planning to make its regulatory determination on the need for additional regulation by the fourth quarter of 2000. If more air toxics regulations are issued, the compliance cost could be significant. Cinergy currently cannot predict the outcome or effects of the EPA's determination.

    NSR  The CAA's NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major modification to an existing facility. In July 1998, the EPA requested comments on proposed revisions to the NSR rules that would change NSR applicability by eliminating exemptions contained in the current regulation. Cinergy believes that if these changes are finalized, it will be significantly harder to maintain its facilities without triggering the NSR permitting requirements.

    See Note 18 of the "Notes to Financial Statements" in "Part I. Financial Information" for a discussion of the lawsuit filed by the EPA as it relates to NSR issues.

    On September 15, 1999, the Attorney General of the State of New York issued a letter notifying Cinergy and CG&E of its intent to sue under the citizens suit provisions of the CAA. On November 3, 1999, the Attorney General of the State of Connecticut issued a letter notifying Cinergy and CG&E of its intent to sue under the citizens suit provisions of the CAA. New York and Connecticut allege that Cinergy and CG&E violated the CAA by constructing and continuing to operate a major modification of Beckjord without obtaining the required NSR pre-construction permits. Under the CAA, New York and Connecticut may not file a lawsuit against Cinergy or CG&E until at least sixty days after providing notice of the intent to sue.

    MGP Sites  See Note 11 of the "Notes to Financial Statements" in "Part I. Financial Information."

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P

    New Accounting Standards  See Note 12 of the "Notes to Financial Statements" in "Part I. Financial Information."

Market Risk Sensitive Instruments and Positions

Cinergy, CG&E, and PSI

    Energy Commodities Sensitivity  The Company markets and trades electricity, natural gas, and other energy-related products. The Company utilizes over-the-counter forward and option contracts for the purchase and sale of electricity and also trades exchange-traded futures contracts. See Notes 9 and 10 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1998 Form 10-K.

Cinergy

    Exchange Rate Sensitivity  The Company utilizes foreign exchange forward contracts and currency swaps to hedge certain of its net investments in foreign operations. As part of the sale of the investment in Avon Energy, Cinergy eliminated the hedges related to the Midlands investment in July 1999. Additionally, the Company eliminated the forward exchange contracts related to its investment in the Czech Republic. See Notes 9 and 10 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments.

Cinergy, CG&E, PSI, and ULH&P

    Interest Rate Sensitivity  The Company's net exposure to changes in interest rates primarily consists of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the Company's exposure to fluctuations in interest rates and to lower funding costs, the Company evaluates the use of, and has entered into, interest rate swaps. See Notes 9 and 10 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1998 Form 10-K.

CAPITAL RESOURCES AND REQUIREMENTS

Cinergy, CG&E, PSI, and ULH&P

    Long-term Debt  For information regarding recent issuances and redemptions of long-term debt securities, see Notes 2, 3, 4, 5, 6, 7, and 8 of the "Notes to Financial Statements" in "Part I. Financial Information."

    As of September 30, 1999, CG&E, PSI, and ULH&P have remaining state regulatory authority for long-term debt issuance of $200 million, $30 million, and $30 million, respectively.

Cinergy, CG&E, PSI, and ULH&P

    Short-term Debt  Obligations representing notes payable and other short-term obligations (excluding notes payable to affiliated companies) were as follows:

Cinergy

	September 30, 1999
	Established Lines	Outstanding
	(in millions)
Cinergy
Committed lines
Revolving lines	$600	$—
Uncommitted lines	45	5
Utility Subsidiaries
Committed lines	195	—
Uncommitted lines	380	32
Pollution control notes	267	267
Non-utility subsidiaries
Revolving lines	165	14
Short-term debt	46	46

Total	$1,698	$364

CG&E

	September 30, 1999
	Established Lines	Outstanding
	(in millions)
Committed lines	$65	$—
Uncommitted lines	185	20
Pollution control notes	184	184

Total	$434	$204

PSI

	September 30, 1999
	Established Lines	Outstanding
	(in millions)
Committed lines	$130	$—
Uncommitted lines	195	12
Pollution control notes	83	83

Total	$408	$95

Cinergy, CG&E, and PSI

    Cinergy's committed lines are comprised of two revolving lines. The established revolving lines also provide credit support for Cinergy's commercial paper program, which is limited to a maximum principal amount of $400 million. Cinergy did not issue commercial paper during the third quarter of 1999.

    The established committed lines for CG&E and PSI also provide credit support for certain uncommitted lines, which are limited to a maximum principal amount of $75 million each. At September 30, 1999, $12 million was designated as credit support for PSI's uncommitted lines. CG&E and PSI also have the capacity to issue commercial paper that must be supported by committed lines of the respective company. Neither CG&E nor PSI issued commercial paper during the third quarter of 1999.

    Both CG&E and PSI have issued variable rate pollution control notes. Holders of these pollution control notes have the right to put their notes to the issuing company for redemption on any business day. Accordingly, these issuances are reflected in the Consolidated Balance Sheets as "Notes payable and other short-term obligations."

Cinergy

    Global Resources established a $100 million revolving credit agreement in 1998, which expired August 29, 1999, and was not extended or replaced.

    During mid-July, Cinergy's acquisition line was paid off due to the sale of Cinergy's 50% ownership interest in Avon Energy. (See Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information.")

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

    Cinergy participated in the NERC-sponsored national preparedness drill on September 8 and 9, 1999. The goal of this drill was to rehearse, under simulated conditions, key portions of our administrative, operating, communications, and contingency plans for the transition into the Year 2000.

    Three major objectives were identified:

  1.
  Demonstrate the ability to effectively deploy resources and perform operating and administrative procedures related to the transition from December 31, 1999 to January 1, 2000.

  2.
  Demonstrate, under simulated conditions of a loss of one or more primary voice or data communications systems, the ability to effectively use backup voice communications in support of reliable electric operations.

  3.
  Demonstrate, under simulated Year 2000 conditions, the ability to effectively deploy elements of our Year 2000 contingency response plans.

    Cinergy was successful in meeting these objectives.

    Cinergy currently estimates that the total cost for the inventory, assessment, remediation, testing, and upgrading of its systems as a result of the Year 2000 effort is approximately $13 million. Approximately $12.5 million in expenses have been incurred through September 30, 1999, for such things as external labor, for hardware and software upgrades, and for Cinergy employees who are dedicated full-time to the Cinergy Year 2000 Readiness Program. The timing of these expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Cinergy anticipates that a portion of its Year 2000 expenses will not be incremental costs, but rather, will represent the redeployment of existing IT resources. Since its formation, Cinergy has incurred, and will continue to incur, significant capital improvement costs related to planned system upgrades or replacements required in the normal course of business. These costs have not been accelerated as a result of the Year 2000 issue.

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

    The above information is a Year 2000 Readiness Disclosure pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.

Cinergy

    Other Commitments  At September 30, 1999, Cinergy had issued $337 million in guarantees primarily related to the energy marketing and trading activities of its subsidiaries and affiliates. In addition, Cinergy had guaranteed $308 million of the debt securities of its subsidiaries and affiliates.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999

    The format of the following Results of Operations discussions has been changed from the format of prior periods. Unlike prior reports, the Results of Operations discussions for Cinergy, CG&E, and PSI are combined within this section. The Results of Operations discussion for ULH&P is presented only for the nine months ended September 30, 1999, in accordance with General Instruction H(2)(a).

Key Results Indicators

Cinergy, CG&E, and PSI

    Electric and gas margins and net income for Cinergy, CG&E, and PSI for the quarters ended September 30, 1999, and 1998 are as follows:

	Cinergy		CG&E		PSI
	1999	1998	1999	1998	1999	1998
	(in thousands)
Electric gross margin	$505,486	$531,458	$288,849	$308,994	$212,178	$222,766
Gas gross margin	26,578	35,685	24,256	34,966	—	—
Net income	121,563	109,431	48,152	78,672	15,658	26,792

    Cinergy's diluted EPS increased to $0.76 for the third quarter of 1999, up more than 10 percent over results of $0.69 per share in the third quarter of 1998. The contribution to earnings of the Company's international operations increased $0.36 per share in the third quarter compared with the same period a year ago, primarily the result of the sale of the Company's share of Midlands, as discussed in Note 14.

    Earnings from regulated operations decreased $0.27 per share in the third quarter of 1999 compared with a year earlier. The decrease is primarily due to the results of the supply business and more normal operations and maintenance expenses following significant cost reductions in 1998, offset somewhat by growth in the service territory. Third quarter results for the supply business were down $0.36 per share from the same period in 1998. This is primarily attributable to the extreme weather conditions experienced in July 1999. Reference is made to the Form 8-K filed August 10, 1999, which describes the earnings impact of extreme weather experienced in July 1999.

    Cinergy's electric margins were positively impacted by $12 million or $0.07 EPS (EPS is net of fuel and income taxes) during the quarter, as compared to 1998, as a result of a change in estimate of PSI's utility services delivered but unbilled at month end.

    The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI, which begin on page 9. However, only the line items that varied significantly from prior periods are discussed in these sections.

Operating Revenues

Cinergy, CG&E and PSI

    Electric Operating Revenues  The components of electric operating revenues for Cinergy, CG&E, and PSI for the quarters ended September 30, 1999 and 1998 were as follows:

	Cinergy(1)			CG&E			PSI
	1999	1998	% Change	1999	1998	% Change	1999	1998	% Change
	(in millions)
Retail	$799	$713	12%	$426	$397	7%	$374	$315	19%
Wholesale	564	873	(35)	269	425	(37)	322	481	(33)
Other	34	16	113	5	5	—	11	11	—

Total	$1,397	$1,602	(13)%	$700	$827	(15)%	$707	$807	(12)%
(1)
The results of Cinergy include other non-traditional entities.

    The decrease in electric operating revenues for Cinergy, CG&E and PSI for the quarter ended September 30, 1999, compared to 1998, was primarily caused by decreased volumes on non-firm power wholesale transactions related to energy marketing and trading operations. Partially offsetting the decline was an increase in the average price per KWh for non-firm power customers, higher firm power KWh sales, and higher retail KWh sales resulting from growth in the average number of residential and commercial customers.

    Cinergy's electric margins were positively impacted by $12 million or $0.07 EPS (EPS is net of fuel and income taxes) during the quarter, as compared to 1998, as a result of a change in estimate of PSI's utility services delivered but unbilled at month end. Also contributing to the increase for Cinergy was increased international operations.

Cinergy and CG&E

    Gas Operating Revenues  Gas operating revenues for Cinergy for the quarters ended September 30, 1999, and 1998 are as follows:

	Cinergy(1)
	Quarter Ended September 30
	1999	1998	% Change
	(in millions)
Wholesale	$327	$296	10%
Retail	41	55	(25)
Transportation	8	8	—
Other	—	1	(100)

Total	$376	$360	4%

(1)
The results of Cinergy include other non-traditional entities, mainly CM&T.

    The increase in gas operating revenues for Cinergy for the quarter ended September 30, 1999, when compared to 1998, was primarily due to an increase in the wholesale gas operating revenues of CM&T resulting from an increase in the average price received per mcf sold.

    Partially offsetting the increase for Cinergy was the decrease in CG&E's gas operating revenues for the quarter ended September 30, 1999, when compared to 1998. This decrease was primarily due to an adjustment to estimated line losses used in the calculation of unbilled revenues. Also contributing to the decline in revenues for CG&E was a decrease in the number of retail customers resulting from the November 1997 implementation of the customer choice program in Ohio. CG&E accounts for the majority of Cinergy's retail, transportation, and other gas operating revenues.

Cinergy

    Other Revenues  The decrease in other revenues for Cinergy for the quarter ended September 30, 1999, when compared to 1998, was primarily due to development fees associated with new initiatives by certain of Cinergy's non-regulated entities that were collected in 1998.

Cinergy, CG&E, and PSI

Operating Expenses

    Operating expenses for Cinergy, CG&E, and PSI for the quarters ended September 30, 1999 and 1998 were as follows:

	Cinergy(1)			CG&E			PSI
	1999	1998	% Change	1999	1998	% Change	1999	1998	% Change
	(in millions)
Fuel	$200	$206	(3)%	$91	$93	(2)%	$100	$113	(12)%
Purchased and exchanged power	691	865	(20)	320	426	(25)	395	471	(16)
Gas purchased	349	324	8	14	22	(36)	n/a	n/a	—
Other operation	207	176	18	81	73	11	99	83	19
Maintenance	39	50	(22)	22	23	(4)	17	27	(37)
Depreciation and amortization	89	82	9	52	47	11	34	33	3
Taxes other than income taxes	70	69	1	54	54	—	15	15	—

Total	$1,645	$1,772	(7)%	$634	$737	(14)%	$660	$742	(11)%

(1)
The results of Cinergy include other non-traditional entities.

    Fuel  The following table details the changes in fuel expense for the quarters ended September 30, 1999 and 1998:

	Cinergy(1)	CG&E	PSI
	(in millions)
Fuel expense-September 30, 1998	$206	$93	$113
Increase (Decrease) due to changes in:
Price of fuel	7	5	2
Deferred fuel cost	(28)	(9)	(19)
KWh generation	6	2	4
Other	9	—	—

Fuel expense September 30, 1999	$200	$91	$100

(1)
The results of Cinergy include other non-traditional entities.

    Purchased and Exchanged Power  The decrease in purchased and exchanged power expense for Cinergy, CG&E and PSI for the quarter ended September 30, 1999, compared to 1998, was primarily because of decreased purchases of non-firm power wholesale transactions as a result of a decline in sales volume in the energy marketing and trading operations. This decrease was offset partially by the extreme weather conditions experienced in July 1999. Reference is made to the Form 8-K filed on August 10, 1999, which describes the earnings impact of extreme weather experienced in July 1999.

    Gas Purchased  The increase in gas purchased expense for Cinergy for the quarter ended September 30, 1999, as compared to 1998, was primarily because of an increase in the gas purchased expenses of CM&T. Partially offsetting the increase for Cinergy was a decline in purchased gas expense for CG&E, reflecting a decrease in the volume of gas purchased due to the loss of retail customers and a lower average cost per mcf of gas purchased.

    Other Operation  The increase in other operation expense for CG&E for the quarter ended September 30, 1999, when compared to 1998, was primarily due to an increase in computer hardware leasing expense and a bad debt write-off related to the energy marketing and trading business.

    The increase in other operation expense for PSI for the quarter ended September 30, 1999, when compared to 1998, was primarily due to an increase in the variable portion of base monthly fees related to the coal gasification services contract with Dynegy.

    The increase in other operation expense for Cinergy for the quarter ended September 30, 1999, when compared to 1998, was primarily due to the reasons outlined in the CG&E and PSI discussions above.

    Maintenance  The decrease in maintenance expense for Cinergy and PSI for the quarter ended September 30, 1999, in comparison to 1998, was primarily due to a reduction in maintenance costs associated with generating station repairs.

    Depreciation and Amortization  The increase in depreciation and amortization expense for Cinergy and CG&E for the quarter ended September 30, 1999, when compared to 1998, was primarily due to additions to depreciable plant. Also contributing to the change for Cinergy and CG&E was an increased amortization of phase-in deferral expense, which reflects the PUCO-ordered phase-in plan for Zimmer.

Other Income and Deductions

    Equity in Earnings of Unconsolidated Subsidiaries  The decrease in equity in earnings of unconsolidated subsidiaries for Cinergy for the quarter ended September 30, 1999, was primarily driven by the July 1999 sale of Cinergy's 50% interest in Midlands. (See Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information" for a discussion of the sale of Cinergy's 50% investment in Avon Energy.)

    Miscellaneous—Net  The increase in miscellaneous—net for Cinergy of $9 million for the quarter ended September 30, 1999, was primarily the result of transactions related to the sale of Midlands.

    Miscellaneous—net decreased for CG&E ($1 million) and PSI ($2 million) for the quarter ended September 30, 1999 compared to 1998. The CG&E decrease was primarily the result of a decrease in interest income from a decrease in the balance of short-term loans to affiliated companies through Cinergy's money pool arrangement. The PSI decrease is primarily the result of a decrease in interest income and adjustments recorded related to certain transactions.

    Interest  Interest expense decreased for Cinergy ($5 million) for the quarter ended September 30, 1999. This decrease was primarily the result of a decrease in interest on short-term obligations resulting from a reduction in average short-term borrowings and lower short-term interest rates. The decrease was partially offset by an increase in interest expense on long-term debt resulting from an increase in the amount of long-term debt outstanding.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

    The format of the following Results of Operations discussions has been changed from the format of prior periods. Unlike prior reports, the Results of Operations discussions for Cinergy, CG&E, and PSI are combined within this section. The Results of Operations discussion for ULH&P is presented only for the nine months ended September 30, 1999, in accordance with General Instructions H(2)(a).

Key Results Indicators

Cinergy, CG&E, and PSI

    Electric and gas margins and net income for Cinergy, CG&E, and PSI for the nine months ended September 30, 1999, and 1998 were as follows:

	Cinergy		CG&E		PSI
	1999	1998	1999	1998	1999	1998
	(in thousands)
Electric gross margin	$1,531,876	$1,464,233	$832,346	$798,330	$686,045	$668,583
Gas gross margin	148,638	142,435	142,295	140,653	—	—
Net income	307,866	189,569	167,311	162,550	81,079	39,102

    Cinergy's diluted EPS increased to $1.93 for the nine months ended September 30, 1999, compared to $1.20 per share for the comparable period in 1998. During this same time period, the contribution to earnings of the company's international operations was $0.43 per share. This was primarily the result of the sale of the company's share of Midlands. Earnings from regulated operations, including the supply business, increased $0.32 per share during the nine months ended September 30, 1999. This increase includes the impact of the extreme weather conditions experienced in July 1999. Reference is made to the Form 8-K filed on August 10, 1999, which describes the earnings impact of extreme weather experienced in July 1999.

    Cinergy's electric margins were positively impacted by $12 million or $0.07 EPS (EPS is net of fuel and income taxes) during the quarter, as compared to 1998, as a result of a change in estimate of PSI's utility services delivered but unbilled at month end.

    The explanations below follow the line items on the Statements of Income for Cinergy, CG&E and PSI, which begin on page 9. However, only the line items that varied significantly from prior periods are discussed in these sections.

Operating Revenues

Cinergy, CG&E and PSI

    Electric Operating Revenues  Electric operating revenues for Cinergy, CG&E, and PSI for the nine months ended September 30, 1999 and 1998 were as follows:

	Cinergy(1)			CG&E			PSI
	1999	1998	% Change	1999	1998	% Change	1999	1998	% Change
	(in millions)
Retail	$2,098	$1,955	7%	$1,129	$1,075	5%	$970	$880	10%
Wholesale	1,115	1,790	(38)	515	873	(41)	653	1,003	(35)
Other	94	38	147	15	12	25	30	28	7

Total	$3,307	$3,783	(13)%	$1,659	$1,960	(15)%	$1,653	$1,911	(14)%

(1)
The results of Cinergy include other non-traditional entities.

    The decrease in electric operating revenues for Cinergy, CG&E, and PSI for the nine months ended September 30, 1999, compared to 1998, was primarily caused by decreased volumes on non-firm power wholesale transactions related to energy marketing and trading operations. Partially offsetting the decline was an increase in the average price per KWh for non-firm power customers, higher firm power KWh sales, and higher retail KWh sales resulting from growth in the average number of residential and commercial customers.

    Cinergy's electric margins were positively impacted by $12 million or $0.07 EPS (EPS is net of fuel and income taxes) for the nine months ended September 30, 1999, as compared to 1998, as a result of a change in estimate of PSI's utility services delivered but unbilled at month end. Also contributing to the increase for Cinergy was increased international operations.

Cinergy and CG&E

    Gas Operating Revenues  Gas operating revenues for Cinergy and CG&E for the nine months ended September 30, 1999, and 1998 were as follows:

	Cinergy(1)
	Nine Months Ended September 30
	1999	1998	% Change
	(in millions)
Wholesale	$837	$380	120%
Retail	248	276	(10)
Transportation	38	28	36
Other	3	3	—

Total	$1,126	$687	64%

(1)
The results of Cinergy include other non-traditional entities, mainly CM&T.

    The increase in gas operating revenues for Cinergy for the nine months ended September 30, 1999, when compared to 1998, was primarily due to the gas operating revenues of CM&T, which was acquired in June 1998.

    Partially offsetting the increase for Cinergy was the decrease in CG&E's gas operating revenues for the nine months ended September 30, 1999, when compared to 1998. This decrease was partially due to an adjustment to estimated line losses used in the calculation of unbilled revenues. Also contributing to the decrease in CG&E's gas operating revenues was a lower average cost per mcf of gas purchased which was passed on to end users, a decrease in the number of retail customers resulting from the November 1997 implementation of the customer choice program in Ohio, and a decrease in transportation mcf volumes resulting from the loss of a large industrial customer during late 1998. CG&E accounts for the majority of Cinergy's retail, transportation, and other gas operating revenues.

Cinergy

    Other Revenues  The increase in other revenues for the nine months ended September 30, 1999, when compared to 1998, for Cinergy was primarily the result of increases in sales and new initiatives by certain of Cinergy's non-regulated entities.

Cinergy, CG&E, and PSI

Operating Expenses

    Operating expenses for Cinergy, CG&E, and PSI for the nine months ended September 30, 1999 and 1998 were as follows:

	Cinergy(1)			CG&E			PSI
	1999	1998	% Change	1999	1998	% Change	1999	1998	% Change
	(in millions)
Fuel	$584	$542	8%	$253	$258	(2)%	$311	$284	10%
Purchased and exchanged power	1,192	1,777	(33)	573	904	(37)	656	959	(32)
Gas purchased	977	544	80	114	140	(19)	n/a	n/a	—
Other operation	573	602	(5)	235	232	1	269	326	(17)
Maintenance	153	145	6	76	71	7	77	74	4
Depreciation and amortization	263	242	9	153	143	7	102	97	5
Taxes other than income taxes	209	208	—	163	162	1	44	44	—

Total	$3,951	$4,060	(3)%	$1,567	$1,910	(18)%	$1,459	$1,784	(18)%

(1)
The results of Cinergy include other non-traditional entities.

    Fuel  The following table details the changes in fuel expense for the nine months ended September 30, 1999 and 1998:

	Cinergy(1)	CG&E	PSI
	(in millions)
Fuel expense—September 30, 1998	$542	$258	$284
Increase (Decrease) due to changes in:
Price of fuel	6	7	(1)
Deferred fuel cost	(8)	(21)	13
KWh generation	24	9	15
Other	20	—	—

Fuel expense September 30, 1999	$584	$253	$311

(1)
The results of Cinergy include other non-traditional entities.

    Purchased and Exchanged Power  The decrease in purchased and exchanged power expense for Cinergy, CG&E and PSI for the nine months ended September 30, 1999, compared to 1998, was primarily because of decreased purchases of non-firm power wholesale transactions as a result of a decline in sales volume in the energy marketing and trading operations. This decrease was offset partially by the extreme weather conditions experienced in July 1999. Reference is made to the Form 8-K filed on August 10, 1999, which describes the earnings impact of extreme weather experienced in July 1999.

    Gas Purchased  The increase in gas purchased expense for Cinergy for the nine months ended September 30, 1999, when compared to 1998, was primarily due to an increase in the gas purchased expense of CM&T. Partially offsetting the increase for Cinergy was a decline in purchased gas expense for CG&E, reflecting a lower average cost per mcf of gas purchased.

    Other Operation  The decrease in other operation expense for PSI for the nine months ended September 30, 1999, when compared to 1998, was primarily due to the one-time charge of $80 million recorded during the second quarter of 1998 reflecting the implementation of a 1989 settlement of a dispute with the WVPA. Partially offsetting the decrease was the increase in the variable portion of the base monthly fees related to the coal gasification services contract with Dynegy.

    The decrease in other operation expense for Cinergy for the nine months ended September 30, 1999, when compared to 1998, was primarily due to the reasons outlined in the PSI discussion above. Partially offsetting the decrease for Cinergy was an increase in expenses associated with existing and new initiatives by certain of Cinergy's consolidated non-regulated businesses.

    Maintenance  The increase in maintenance expense for CG&E for the nine months ended September 30, 1999, when compared to 1998, was primarily due to maintenance outages, an increase in the cost of generating station repair parts, and an overall increase in required maintenance at all of CG&E's generating stations.

    The increase in maintenance expense for Cinergy for the nine months ended September 30, 1999, when compared to 1998, was partially due to the reasons outlined in the CG&E discussion above. Also contributing to the change for Cinergy was an increase in PSI's maintenance expense primarily caused by generating station repair costs and planned maintenance outages.

    Depreciation and Amortization  The increase in depreciation and amortization expense for Cinergy, CG&E, and PSI for the nine months ended September 30, 1999, when compared to 1998, was primarily due to additions to depreciable plant. Also contributing to the change for Cinergy and CG&E was an increased amortization of phase-in deferral expense, which reflects the PUCO-ordered phase-in plan for Zimmer.

Other Income and Deductions

    Equity in Earnings of Unconsolidated Subsidiaries  For the nine months ended September 30, 1999, equity in earnings of unconsolidated subsidiaries increased $25 million for Cinergy, as compared to the same period of 1998. The increase was primarily driven by the increase in the earnings of Avon Energy for the period prior to the sale of the investment. (See Note 14 of the "Notes to Financial Statements" in "Part I. Financial Information" for a discussion of the sale of Cinergy's 50% interest in Avon Energy.)

    Miscellaneous—Net  Miscellaneous—net increased $9 million for Cinergy during the nine months ended September 30, 1999, compared to the same period of 1998. The Cinergy increase was primarily the result of transactions related to the sale of Midlands.

    Miscellaneous—net for PSI decreased $2 million for the nine months ended September 30, 1999, compared to the same period of 1998. This decrease was primarily the result of a decrease in interest income and a decrease in the level of expenses associated with the sales of accounts receivable.

    Interest  Interest expense decreased $4 million for Cinergy for the nine months ended September 30, 1999, compared to the same period of 1998. This decrease is primarily the result of a decrease in interest on short-term obligations resulting from a reduction in average short-term borrowings and lower short-term interest rates. This decrease was partially offset by an increase in interest expense on long-term debt resulting from an increase in the amount of long-term debt outstanding.

Preferred Dividend Requirements of Subsidiaries

    Cinergy's preferred dividend requirements of subsidiaries decreased $1 million (21%) for the nine months ended September 30, 1999, as compared to the same period of 1998. This decrease was primarily attributable to PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

Preferred Dividend Requirement

    PSI's preferred dividend requirement decreased $1 million (23%) for the nine months ended September 30, 1999 as compared to the same period of 1998. This decrease was primarily attributable to PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

ULH&P

RESULTS OF OPERATIONS FOR ULH&P FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

    The format of the following Results of Operations discussions has been changed from the format of prior periods. Unlike prior reports, the Results of Operations discussion for ULH&P is presented only for the nine months ended September 30, 1999, in accordance with General Instructions H(2)(a).

    Electric and gas margins and net income for ULH&P for the nine months ended September 30, 1999, and 1998 are as follows:

	ULH&P
	1999	1998
	(in thousands)
Electric gross margin	$38,025	$34,565
Gas gross margin	25,214	20,972
Net income	9,073	6,626

    The increase in electric operating revenues for the nine months ended September 30, 1999, compared to 1998, was primarily attributable to higher retail KWh sales resulting from growth in the average number of residential and commercial customers. A higher volume purchased from CG&E caused the associated change in electricity purchased from parent company for resale.

    The increase in gas operating revenues for the nine months ended September 30, 1999, when compared to 1998, was primarily caused by an increase in retail mcf volumes sold and used per customer and an increase in the average price per mcf recovered from retail customers.

    The increase in depreciation for the nine months ended September 30, 1999, as compared to 1998 was primarily due to additions to depreciable plant. The interest expense increase for the nine months ended September 30, 1999, as compared to 1998 was primarily due to the issuance of $40 million of debt during the fourth quarter of 1998 and the third quarter of 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cinergy, CG&E, PSI, and ULH&P

    Reference is made to the "Market Risk Sensitive Instruments and Positions" section in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" and Notes 9 and 10 of the "Notes to Financial Statements" in "Part I. Financial Information."

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

  Cinergy, CG&E, and PSI

  Manufactured Gas Plant Sites

    See Note 11 of the "Notes to Financial Statements" in "Part I. Financial Information."

  Cinergy, CG&E, and PSI

  New Source Review

    See Note 18 of the "Notes to Financial Statements" in "Part I. Financial Information."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits identified with a pound sign (#) are being filed herewith by the registrant identified in the exhibit discussion below and are incorporated herein by reference with respect to any other designated registrant. Exhibits not so identified are filed herewith:

Exhibit Designation	Nature of Exhibit
Cinergy and PSI
4-A	#Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and Fifth Third Bank as Trustee. (Exhibit to PSI's September 30, 1999 Form 10-Q, in File No. 1-3543.)
Cinergy and ULH&P
4-B	#Fourth Supplemental Indenture dated as of September 17, 1999, between ULH&P and Fifth Third Bank as Trustee. (Exhibit to ULH&P's September 30, 1999 Form 10-Q, in File No. 2-7793.)
Cinergy
10-A	First Amendment to First Amended and Restated Employment Agreement dated September 1, 1999, between Cinergy, Cinergy Services, CG&E, and PSI and Larry E. Thomas. (Exhibit to Cinergy's September 30, 1999 Form 10-Q, in File No. 1-11377.)
10-B
First Amendment to First Amended and Restated Employment Agreement dated September 1, 1999, between Cinergy, Cinergy Services, CG&E, and PSI and Charles J. Winger. (Exhibit to Cinergy's September 30, 1999 Form 10-Q, in File No. 1-11377.)
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

CINERGY CORP. THE CINCINNATI GAS & ELECTRIC COMPANY PSI ENERGY, INC. THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants
Date: November 15, 1999	/s/ BERNARD F. ROBERTS
Bernard F. Roberts Duly Authorized Officer and Chief Accounting Officer

QuickLinks

TABLE OF CONTENTS
GLOSSARY OF TERMS

CINERGY CORP.
AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY
AND SUBSIDIARY COMPANIES

PSI ENERGY, INC.
AND SUBSIDIARY COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES