Form 10-K405
period 1999-12-31
CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC; UNION LIGHT HEAT & POWER CO
filed 2000-03-03
CIK 899652, 20290, 81020, 100858

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
or
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
1-11377	CINERGY CORP.	31-1385023
(A Delaware Corporation)
139 East Fourth Street
Cincinnati, Ohio 45202
(513) 287-2644
1-1232	THE CINCINNATI GAS & ELECTRIC COMPANY	31-0240030
(An Ohio Corporation)
139 East Fourth Street
Cincinnati, Ohio 45202
(513) 287-2644
1-3543	PSI ENERGY, INC.	35-0594457
(An Indiana Corporation)
1000 East Main Street
Plainfield, Indiana 46168
(513) 287-2644
2-7793	THE UNION LIGHT, HEAT AND POWER COMPANY	31-0473080
(A Kentucky Corporation)
139 East Fourth Street
Cincinnati, Ohio 45202
(513) 287-2644

Each of the following classes or series of securities registered pursuant to Section 12(b) of the Act is registered on the New York Stock Exchange:

Registrant	Title of each class
Cinergy Corp.	Common Stock
The Cincinnati Gas & Electric Company	Cumulative Preferred Stock	4%
	Junior Subordinated Debentures	8.28%
PSI Energy, Inc.	Cumulative Preferred Stock	4.32%
	Cumulative Preferred Stock	4.16%
	Cumulative Preferred Stock	6 7/8%

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

   The Union Light, Heat and Power Company meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I (2) of Form 10-K.

   As of February 29, 2000, the aggregate market value of the common equity of Cinergy Corp. held by nonaffiliates (shareholders who are not directors or executive officers) was $3.3 billion. All of the common stock of The Cincinnati Gas & Electric Company and PSI Energy, Inc. is owned by Cinergy Corp., and all of the common stock of The Union Light, Heat and Power Company is owned by The Cincinnati Gas & Electric Company. As of February 29, 2000, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Cinergy Corp.	Par value $.01 per share	158,923,399
The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086
PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701
The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement of Cinergy Corp. dated March 15, 2000, and the Information Statement of PSI Energy, Inc. dated March 22, 2000, are incorporated by reference into Part III of this report.

   This combined Form 10-K is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to registrants other than itself.

TABLE OF CONTENTS
Item Number		Page Number
	PART I
1	Business
	General Developments	3
	Organization	3
	Business Units	5
	Other Developments	9
	Future Expectations/Trends, Capital Resources, and Year 2000	10
2	Properties
	Commodities	10
	Delivery	11
	Cinergy Investments	12
	International	12
	General Information	12
3	Legal Proceedings
	New Source Review and Notices of Violation	12
	Manufactured Gas Plant Claims	12
4	Submission of Matters to a Vote of Security Holders	12
	Executive Officers	13
	PART II
5	Market for Registrant's Common Equity and Related Stockholder Matters	17
6	Selected Financial Data	18
	Cautionary Statements Regarding Forward-Looking Information	19
7	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Introduction	20
	Organization	20
	Liquidity	21
	Capital Resources	30
	1999 Results of Operations—Historical	33
	1998 Results of Operations—Historical	38
	Results of Operations—Future	42
7A	Quantitative and Qualitative Disclosures About Market Risk	55
	Index to Financial Statements and Financial Statement Schedules	56
8	Financial Statements and Supplementary Data	57
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	125
	PART III
10	Directors and Executive Officers of the Registrants
	Board of Directors	126
	Executive Officers	126
11	Executive Compensation	126
12	Security Ownership of Certain Beneficial Owners and Management	127
13	Certain Relationships and Related Transactions	128
	PART IV
14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
	Financial Statements and Schedules	128
	Reports on Form 8-K	128
	Exhibits	128
	Signatures	140

PART I.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENTS

    In 1996, the Securities and Exchange Commission (SEC) wrote guidelines to help make shareholder communications more understandable. These guidelines were termed "plain English". This year, we have written our annual report in accordance with these guidelines. Our objective is to present a more user-friendly, understandable, and logically-flowing document for our readers.

    In connection with this change, we (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries, also Cinergy) are, at times, referred to in the first person ("we", "our", or "us").

ORGANIZATION

    Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries. As a result of this ownership, we are considered a utility holding company. Because we are a holding company whose utility subsidiaries operate in multiple states, we are registered with and are subject to regulation by the SEC under the Public Utility Holding Company Act of 1935, as amended (PUHCA). Our other direct subsidiaries are:

  •
  Cinergy Services, Inc. (Services);

  •
  Cinergy Investments, Inc. (Investments); and

  •
  Cinergy Global Resources, Inc. (Global Resources).

    CG&E, an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana. It has five wholly-owned utility subsidiaries and one wholly-owned non-utility subsidiary. CG&E's principal utility subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky. CG&E's other subsidiaries are insignificant to its results of operations.

    PSI, an Indiana corporation, is an electric utility that provides service in north central, central, and southern Indiana.

    The following table presents further information related to the operations of our domestic utility subsidiaries (our operating companies):

	Principal Line(s) of Business		Major Cities Served	Approximate Population Served
CG&E and subsidiaries	•	Generation, transmission, distribution, and sale of electricity	Cincinnati, OH Middletown, OH Covington, KY	2,005,000
	•	Sale and/or transportation of natural gas	Florence, KY Newport, KY Lawrenceburg, IN
PSI	•	Generation, transmission, distribution, and sale of electricity	Bloomington, IN Columbus, IN Kokomo, IN Lafayette, IN New Albany, IN Terre Haute, IN	2,182,000
ULH&P	•	Transmission, distribution, and sale of electricity	Covington, KY Florence, KY	328,000
	•	Sale and transportation of natural gas	Newport, KY

    Services is a service company that provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services. Investments holds most of our domestic non-regulated businesses and investments. Global Resources primarily holds our international businesses and investments.

    We had 8,950 employees at December 31, 1999, of whom 947 were employed by our international subsidiaries. We have collective bargaining agreements with the International Brotherhood of Electrical Workers (IBEW), the United Steelworkers of America (USWA), the Independent Utilities Union (IUU), and various international union organizations. The following table indicates the number of employees by classification:

Classification	Cinergy		CG&E		PSI		ULH&P
IBEW	2,795		1,097	(1)	1,308	(4)	62	(1)
USWA	402		291	(2)	N/A		87	(2)
IUU	985		490	(3)	N/A		66	(3)
Non-Bargaining	3,821		369		672		21
International	947	(5)	N/A		N/A		N/A

	8,950		2,247		1,980		236

(1)
Contract will expire April 1, 2006.

(2)
Contract will expire May 15, 2002.

(3)
Contract will expire April 1, 2001.

(4)
Contract will expire April 30, 2002.

(5)
Of this number, 547 belonged to bargaining units.

BUSINESS UNITS

    We conduct operations through our subsidiaries, and we manage through the following four business units:

  •
  Energy Commodities Business Unit (Commodities);

  •
  Energy Delivery Business Unit (Delivery);

  •
  Cinergy Investments Business Unit (Cinergy Investments); and

  •
  International Business Unit (International).

    The following section describes the activities of our business units. (See Note 15 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 137 for financial information by business unit.)

Commodities

    Commodities operates and maintains our domestic electric generating plants and some of our jointly-owned plants. As of December 31, 1999, the total winter electric capability (including our portion of the total capacity for the jointly-owned plants) of these generating plants was 11,221 megawatts (MW, the basic unit of electric energy equal to 1 million watts) of electricity. These plants are mostly coal fired. (See "Item 2. Properties" on page 12 for a further discussion of the generating facilities.) Commodities also conducts the following activities: (1) wholesale energy marketing and trading, (2) energy risk management, (3) financial restructuring services, and (4) proprietary arbitrage activities. (See the "Market Risk Sensitive Instruments and Positions" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 61 for information on risks associated with these activities.)

    Fuel Supply  Each year, through CG&E and PSI, we purchase approximately 28 million tons of coal to generate electricity. The majority of this coal is obtained through long-term coal supply agreements. The remaining coal is purchased either on the spot market or through short-term supply agreements. We receive our coal supply primarily from mines located in West Virginia, Ohio, Kentucky, Indiana, Illinois, and Pennsylvania.

    Commodities monitors alternative sources of coal to assure a continuing availability of economical fuel supplies. As such, it will maintain its practice of purchasing a portion of coal requirements on the spot market and will continue to investigate least-cost coal options in connection with compliance with the 1990 amendments to the Clean Air Act (CAA). (See the "Environmental Issues" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 27 for further information.)

    CG&E and PSI believe that they can continue to obtain enough coal to meet future needs. However, future environmental requirements may significantly impact the availability and price of coal.

    Purchased Power  In addition to the purchase of power to meet the energy needs of our wholesale customers, we have to, based on factors such as outages, extreme weather conditions, growth, and other factors associated with supplying full requirements electricity, purchase power to meet the requirements of our retail native load customers (end-use customers within our operating companies' franchise service territory). We believe we can obtain enough purchased power to meet future needs. However, during periods of excessive demand, such as those which occurred in the summers of 1999 and 1998, the price and availability of these purchases may be significantly impacted. (See the "Significant Rate Developments" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 60 for additional information on PSI's proposed Purchased Power Tracker.)

    Environmental Matters  The Acid Rain Program of the 1990 amendments to the CAA required reductions in both sulfur dioxide and nitrogen oxide (NOX) emissions from utility sources. Our estimate for compliance with the NOX limits proposed in 1998 and the related rulemakings is currently $500 million to $700 million (in 1999 dollars) by May 2003, approximately $105 million of which is estimated to be spent in 2000. In 1999, we spent $16 million for other environmental compliance activities as compared to $18 million in 1998. Forecasted expenditures for other environmental compliance activities are $5 million for 2000 and $35 million for 2000-2004. (See the "Environmental Issues" and "Construction" sections of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 27 for further information.)

Delivery

    Delivery plans, constructs, operates, and maintains our operating companies' transmission and distribution systems and provides gas and electric energy to customers. Delivery operated 44,799 circuit miles (the total length in miles of separate circuits) of electric lines to provide regulated transmission and distribution service to 1.5 million customers as of December 31, 1999. Delivery operated 7,543 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines to provide regulated transmission and distribution service to approximately 478,000 customers as of December 31, 1999. (See "Item 2. Properties" on page 12 for a further discussion of the transmission and distribution lines owned by our operating companies.)

    Electric Operations  Delivery (through our operating companies) and other non-affiliated utilities in an eight-state region participate in the East Central Area Reliability Coordination Agreement (ECAR Agreement). The ECAR Agreement coordinates the planning and operation of generation and transmission facilities, which provides for maximum reliability of regional bulk power supply. (See the "Midwest ISO" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 60 for a discussion of our involvement in a coalition for operation of a regional transmission system.)

    The following map illustrates the interconnections between our electric systems and other utilities.

[MAP TO GO HERE]

    Electricity Supply  Delivery currently receives all of its electricity from Commodities at a transfer price based upon current regulatory ratemaking methodology. When electric deregulation legislation is implemented in Ohio, Delivery may continue to make some electricity purchases through Commodities, but will also receive some electric commodity from other suppliers as customers begin choosing alternatives. (See the "Retail Market Developments" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 54 for a discussion of comprehensive electric deregulation legislation that was passed in Ohio on July 6, 1999.)

    ULH&P purchases its energy from CG&E pursuant to a Federal Energy Regulatory Commission (FERC)-approved contract that expires January 1, 2002.

    Gas Supply  Delivery is responsible for the purchase and the subsequent delivery of natural gas to native load customers. In 1999, firm supply (gas intended to be available at all times) purchase commitment agreements provided approximately 50% of the natural gas supply. The remaining gas was purchased on the spot market. These firm supply agreements feature two levels of gas supply, specifically (1) base load, which is a continuous supply to meet normal demand requirements, and (2) swing load, which is gas available on a daily basis to accommodate changes in demand. Delivery pays reservation charges for base load and swing load supplies. These charges secure delivery from the supplier during periods of extreme weather or high demand. (See the "Gas Industry" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 67 for further information.)

    Interstate pipelines either (1) transport gas purchased directly to the distribution systems or (2) inject gas purchased into pipeline storage facilities for future withdrawal and delivery. The majority of the gas supply comes from the Gulf of Mexico coastal areas of Texas and Louisiana. In addition, a limited supply comes from the Appalachian region, from the mid-continent (Arkansas-Oklahoma) basin, and from methane gas recovered from an Ohio landfill. Delivery expects the natural gas market will remain competitive in future years. However, short-term price fluctuations could occur as a result of weather conditions, supply, demand, and storage inventories.

    Revenue Data and Customer Base  The percent of operating revenues derived from electricity sales and from the sale and/or transportation of natural gas for the years ended December 31 were as follows:

	Operating Revenues
	1999		1998		1997
Registrant	Electric %	Gas %	Electric %	Gas %	Electric %	Gas %
Cinergy	73	27	81	19	88	12
CG&E and subsidiaries	85	15	86	14	80	20
PSI	100	N/A	100	N/A	100	N/A
ULH&P	75	25	75	25	71	29

    Electric and gas sales are seasonal. Electricity usage peaks during the summer and gas usage peaks during the winter. Air conditioning increases electricity demand and heating increases the demand for electricity and gas.

    The service territory of CG&E and its utility subsidiaries, including ULH&P, is heavily populated and is characterized by a stable residential customer base and a diverse mix of industrial customers. The territory served by PSI is composed of residential, agricultural, and widely diversified industrial customers. No single customer provides more than 10% of operating revenues (electric or gas) for any of our operating companies.

Cinergy Investments

    Cinergy Investments manages the development, marketing, and sales of our domestic non-regulated retail energy and energy-related products and services. This is accomplished through various subsidiaries and joint ventures. These products and services include the following:

  •
  energy management and consulting services to commercial customers that operate retail facilities (for example, finding more efficient ways for a customer to use energy);

  •
  utility operations/services to other utilities (for example, providing underground locating and construction services for other utilities); and

  •
  building, operating, and maintaining combined heat and power facilities for large industrial customers through joint ventures with Trigen Energy Corporation.

International

    International directs and manages our international business holdings, which include wholly- and jointly-owned companies in six countries. In addition, International also directs our renewable energy investing activities (for example, wind farms) both inside and outside the United States (U.S.).

    On July 15, 1999, we sold our 50% ownership interest in Avon Energy Partners Holdings (Avon Energy), the parent company of Midlands Electricity plc (Midlands), to GPU, Inc. (GPU). Prior to the sale, Midlands had provided the majority of International's earnings. Currently, the majority of International's remaining investments are in companies located in the Czech Republic. (See Note 10 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 126 for further information on the sale of our ownership interest in Avon Energy.)

    International continues to pursue energy-related investment opportunities in international businesses and in domestic renewable energy opportunities. The timing of these investments depends on changing market conditions and regulatory approvals. Our international investments present certain risks, including foreign exchange risk. (See the "Market Risk Sensitive Instruments and Positions" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 61 for further information on these risks and how we address our exposure to them.)

OTHER DEVELOPMENTS

    During 1998, the SEC issued an order under the PUHCA permitting us to invest amounts up to 100% of our consolidated retained earnings (for these purposes, computed as the average consolidated retained earnings of the four most recent quarterly periods) in foreign utility companies (FUCOs, which are companies all of whose utility assets and operations are located outside the U.S. and which are used for the generation, transmission, or distribution of electric energy for sale, or the distribution of gas at retail) and exempt wholesale generators (EWGs, which are special-purpose entities that own or operate domestic or foreign electric generating facilities whose power is sold entirely at wholesale). At December 31, 1999, consolidated retained earnings were approximately $1 billion, and our total investment in EWGs and FUCOs was approximately $580 million.

    On November 16, 1999, we filed a request with the SEC under the PUHCA for additional authority to, among other things, (1) issue and/or sell additional debt and common stock, and (2) increase the amount we can invest in EWGs and FUCOs, as further discussed in the "Capital Resources" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 38. While we currently cannot predict the outcome of this request, the existing limits could restrict our ability to invest in desired transactions.

FUTURE EXPECTATIONS/TRENDS, CAPITAL RESOURCES, AND YEAR 2000

    See the information appearing under the same captions in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 25 for discussions of "Future Expectations/Trends", "Capital Resources", and "Year 2000". Comprehensive electric deregulation legislation was passed in Ohio on July 6, 1999, as further discussed in the "Retail Market Developments" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 54. If CG&E's Proposed Transition Plan is approved, it will materially affect the nature of CG&E's operations.

ITEM 2. PROPERTIES

COMMODITIES

    Our operating companies' total winter electric capabilities reflected in MW (MW is the basic unit of electric energy equal to 1 million watts), as of December 31, 1999, are shown in the table that follows. Our electric generating plants are located in Ohio, Kentucky, and Indiana and are wholly- or jointly-owned facilities.

Registrant(1)	Stations	Coal MW	Natural Gas MW	Oil MW	Hydro MW	Total MW
CG&E	9	4,186	736	323	—	5,245
PSI	8	5,550	120	261	45	5,976

Cinergy	17	9,736	856	584	45	11,221

(1)
This table includes only our portion of the total capacity for the jointly-owned plants. Refer to Note 13 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 135 for a discussion of jointly-owned plants.

    During July 1999, we incurred peak loads of 5,041 MW for CG&E and 5,637 MW for PSI. We are forecasting our peak load and kilowatt hour (kWh, kilowatt hour is the basic unit of electric energy equal to 1,000 watts supplied for one hour continuously) sales to each have an annual growth of 2% for CG&E, and 1% for PSI for the period 2000 through 2004. This forecast includes the following assumptions:

  •
  increase in demand at a specific point and time;

  •
  alternative energy choices;

  •
  population growth; and

  •
  new residential and commercial construction.

    This forecast excludes non-firm power transactions (a non-guaranteed commitment to deliver power) and any potential off-system (purchases in the open market), long-term firm power sales.

    On September 30, 1999, one of our non-regulated subsidiaries formed a partnership with Duke Energy North America LLC. This partnership will jointly construct and own three wholesale generating facilities to be located in southwestern Ohio, and east central and western Indiana, with total capacity of approximately 1,400 MW. These facilities will be natural gas-fired peaking stations with commercial operations anticipated for the summer of 2000. Our portion (50%) of the output will be sold to and marketed by Cinergy Capital & Trading (a wholly-owned subsidiary of Investments) or another Cinergy affiliate.

    During 1999, our electric generating plants operated reliably, as evidenced by our annual capacity factor of 69% (excluding natural gas peaking stations), and at satisfactory levels of utilization. A capacity factor is a percentage that tells how much of a power plant's capacity is used over time.

    Comprehensive electric deregulation legislation was passed in Ohio on July 6, 1999, as further discussed in the "Retail Market Developments" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 54. If CG&E's Proposed Transition Plan is approved it will materially affect the nature of CG&E's operations.

DELIVERY

Electric

    The electric transmission and distribution systems (excluding our proportionate share of jointly-owned facilities) for our operating companies, as of December 31, 1999, are indicated in the following table:

Registrant	Electric Transmission Systems	Electric Distribution Systems	Substation Combined Capacity
	(circuit miles)	(circuit miles)	(kilovolt-amperes)(1)
CG&E	1,635	15,113	20,500,554
ULH&P	105	2,598	1,090,798
Other subsidiaries	40	10	—

CG&E and subsidiaries	1,780	17,721	21,591,352
PSI	5,252	20,046	28,570,000

Cinergy	7,032	37,767	50,161,352

(1)
Kilovolt-amperes (1,000 volt-amperes) are a broad measure of our substation transformer capacity.

    Our operating companies' electric systems are interconnected with thirteen other utilities. Refer to the map on page 8 illustrating these interconnected utility companies.

    Our electric transmission and distribution systems are designed and constructed to further the goal of providing reliable service to our customers. Every effort is made to ensure that sufficient facilities are in service to meet this goal without installing facilities beyond what is required to operate reliably and within design or designed parameters. Through our ongoing review of these systems, enhancements are developed and constructed to meet our planning, loading, and reliability guidelines. This process allows us to prudently invest in capacity additions only when and where they are required.

    During 1998, the FERC approved the formation of the Midwest Independent Transmission System Operator, Inc. (Midwest ISO), which is further discussed in the "Midwest ISO" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 60. The Midwest ISO will oversee the combined transmission systems of its 14 current members. This joint effort will help to facilitate a reliable and efficient market for electric power and facilitate open transmission access consistent with FERC policies.

Gas

    As of December 31, 1999, the natural gas transmission and distribution systems of CG&E and its subsidiaries had 7,543 miles of mains and service lines located in southwestern Ohio, southeastern Indiana, and northern Kentucky. CG&E and its subsidiaries also own three underground caverns with a total storage capacity of 23 million gallons of liquid propane. As of December 31, 1999, we had 20 million gallons of liquid propane in storage. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. These plants convert liquid propane into natural gas to be used only during peak demand periods and emergencies. During 1999, CG&E and its subsidiaries' natural gas transmission and distribution systems operated reliably, at a load factor of 30%, and at satisfactory levels of utilization. Load factor is used to indicate the percentage of capacity of an energy facility, such as gas distribution, that is utilized at a given period of time.

CINERGY INVESTMENTS

    As of December 31, 1999, we have ownership interest and/or operating control in cogeneration (simultaneous production of two or more forms of useable energy from a single fuel source) plants producing 312 MW of electricity through our various Trigen-Cinergy Solutions LLC (Trigen-Cinergy) joint ventures. Trigen-Cinergy builds, owns, operates, and maintains combined heat and power facilities for large industrial customers. During 2000, Trigen-Cinergy anticipates starting construction of three new cogeneration plants which will produce an additional 45 MW of electricity.

INTERNATIONAL

    As of December 31, 1999, our international subsidiaries and jointly-owned investments had ownership interests in generating plants producing 164 MW of electricity. In addition, we own four district heating plants and have a minority interest in a fifth district heating plant in the Czech Republic that, in total, provide 1,480 MW of thermal steam capacity, which may be used to produce 186 MW of electricity. We also own interests in 1,243 miles of transmission and distribution systems through jointly-owned investments. We serve 40,000 transmission and distribution customers, 518 retail district heating and district electric customers, and 106 wholesale heating and electric customers.

    On July 15, 1999, we sold our 50% ownership interest in Avon Energy to GPU. See Note 10 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 126 for further information.

GENERAL INFORMATION

    The utility property of both CG&E and PSI are subject to the lien of each applicable company's first mortgage bond indenture.

ITEM 3. LEGAL PROCEEDINGS

NEW SOURCE REVIEW AND NOTICES OF VIOLATION

    See Notes 12(c) and (e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" beginning on page 132 for a discussion of the lawsuit and notices of violation filed by the U.S. Environmental Protection Agency against Cinergy, CG&E, and PSI.

MANUFACTURED GAS PLANT CLAIMS

    See Note 12(d) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 133 for a further discussion of manufactured gas plant sites as they relate to our operating companies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders for Cinergy, CG&E, or PSI during the fourth quarter of 1999.

EXECUTIVE OFFICERS

    The names of the executive officers of each registrant, their ages (as of December 31, 1999), the positions they hold, held, or have been elected to as of this report filing date, and their business experience during the past five years appear below.

		Positions and Length of Service
Name
	Age	Cinergy Corp.	CG&E	PSI
Vicky A. Bailey(1)	47			President 2/2000 - present
John Bryant(2)	53	Vice President 1/98 - present
Michael J. Cyrus(3)	44	President, Energy Commodities Business Unit 3/99 - present Vice President 4/98 - present Chief Operating Officer, Energy Commodities Business Unit 11/98 - 3/99	Vice President 4/99 - present	Vice President 4/99 - present
Cheryl M. Foley	52	Vice President and Secretary 3/99 - present President, International Business Unit 1/97 - present Vice President, General Counsel, and Secretary 10/94 - 3/99	Vice President 3/99 - present Vice President and General Counsel 4/98 - 3/99 Vice President, General Counsel, and Secretary 1/95 - 4/98	Vice President and Secretary 3/99 - present Vice President, General Counsel, and Secretary 4/91 - 3/99
William J. Grealis(4)	54	Vice President, Corporate Services, and Chief Strategic Officer 8/98 - present Vice President 1/95 - 8/98	Vice President, Corporate Services, and Chief Strategic Officer 8/98 - present Vice President 4/98 - 8/98 President 1/95 - 3/98	Vice President, Corporate Services, and Chief Strategic Officer 8/98 - present Vice President 4/98 - 8/98
J. Joseph Hale, Jr.(5)	50	Vice President 12/96 - present	Vice President 8/98 - present General Manager, Marketing Operations 1/95 - 8/98	Interim President 6/99 - 2/2000 Vice President 8/98 - present
M. Stephen Harkness(6)	51	Vice President 12/96 - present General Manager, Corporate Development and Financial Services 10/94 - 12/96
Donald B. Ingle, Jr.(7)	50	President, Cinergy Investments Business Unit 3/99 - present Vice President 10/97 - present	Vice President 10/97 - 3/99	Vice President 10/97 - 3/99

Madeleine W. Ludlow(8)	45	Vice President and Chief Financial Officer 3/99 - present Vice President 4/98 - 3/99 President, Energy Commodities Business Unit 4/98 - 3/99 Vice President and Chief Financial Officer 4/97 - 4/98	Vice President and Chief Financial Officer 3/99 - present Vice President 4/98 - 3/99 Vice President and Chief Financial Officer 4/97 - 4/98	Vice President and Chief Financial Officer 3/99 - present Vice President 4/98 - 3/99 Vice President and Chief Financial Officer 4/97 - 4/98
Jackson H. Randolph	69	Chairman 12/95 - present Chairman and Chief Executive Officer 10/94 - 12/95	Chairman 12/95 - present Chairman and Chief Executive Officer 10/94 - 12/95	Chairman 12/95 - present Chairman and Chief Executive Officer 10/94 - 12/95
Bernard F. Roberts	47	Vice President and Comptroller 3/99 - present Vice President and Chief Financial Officer, Energy Commodities Business Unit 7/96 - 3/99 Assistant Treasurer 12/94 - 7/96	Vice President and Comptroller 3/99 - present Assistant Treasurer 1/95 - 7/96	Vice President and Comptroller 3/99 - present Assistant Treasurer 12/94 - 7/96
James E. Rogers	52	Vice Chairman, President, and Chief Executive Officer 12/95 - present Vice Chairman, President, and Chief Operating Officer 10/94 - 12/95	Vice Chairman and Chief Executive Officer 12/95 - present Vice Chairman and Chief Operating Officer 10/94 - 12/95	Vice Chairman and Chief Executive Officer 12/95 - present Vice Chairman and Chief Operating Officer 10/94 - 12/95
William L. Sheafer(9)	56	Vice President and Treasurer 4/97 - 12/99 Treasurer 12/94 - 4/97	Vice President and Treasurer 4/97 - 12/99 Treasurer 2/87 - 4/97	Vice President and Treasurer 4/97 - 12/99 Treasurer 12/94 - 4/97
Larry E. Thomas(10)	54
Vice President
4/97 - present
President, Energy Delivery Business Unit
5/96 - present
Group Vice President and Chief Transformation Officer
9/95 - 4/97
Group Vice President, Reengineering and Operations Services
		10/94 - 9/95	Vice President 4/97 - present Group Vice President and Chief Transformation Officer 9/95 - 4/97 Group Vice President, Reengineering and Operations Services 1/95 - 9/95	Vice President 4/97 - present Group Vice President and Chief Transformation Officer 9/95 - 4/97 Group Vice President, Reengineering and Operations Services 1/95 - 9/95
Andrew M. Turk(9)(11)	40	Vice President and Treasurer 1/2000 - present	Vice President and Treasurer 1/2000 - present	Vice President and Treasurer 1/2000 - present

James L. Turner(12)	40	Vice President 4/99 - present Senior Counsel 6/95 - 3/97	President 2/99 - present
Jerome A. Vennemann	49	Vice President and General Counsel 1/2000 - present Acting General Counsel 3/99 - 1/2000 Assistant Secretary 12/94 - present Associate General Counsel 2/96 - 3/99 Senior Counsel 10/94 - 2/96
Vice President and General Counsel
1/2000 - present
Acting General Counsel
3/99 - 1/2000
Secretary
4/98 - present
Associate General Counsel
2/96 - 3/99
Assistant Secretary
1/95 - 4/98
Senior Counsel
			10/94 - 2/96	Vice President and General Counsel 1/2000 - present Acting General Counsel 3/99 - 1/2000 Assistant Secretary 12/94 - present Associate General Counsel 2/96 - 3/99 Senior Counsel 10/94 - 2/96
Charles J. Winger	54	Vice President 3/99 - present Vice President and Chief Financial Officer 4/98 - 3/99 Vice President 8/97 - 4/98 Vice President and Comptroller 4/97 - 8/97 Comptroller 12/94 - 4/97	Vice President and Chief Financial Officer 4/98 - 3/99 Vice President and Comptroller 4/97 - 8/97 Comptroller 1/95 - 4/97	Vice President and Chief Financial Officer 4/98 - 3/99 Vice President and Comptroller 4/97 - 8/97 Comptroller 3/84 - 4/97

None of the officers are related in any manner. Our executive officers hold the offices set opposite their names until the next annual meeting of the Board of Directors and until their successors have been elected and qualified.

(1)
Prior to joining Cinergy, Ms. Bailey served as Commissioner of the FERC, a position she had held since 1993.

(2)
Mr. Bryant has also served in the following roles:

•
Generation Director of Midlands (1992 - 1996);

•
Executive Generation Director of Midlands (1996 - 1997); and

•
Managing Director of Cinergy Global Power Services Limited, Cinergy's international project development subsidiary (1997 - present).

(3)
Prior to joining Cinergy, Mr. Cyrus was Senior Vice President of Trading and Operations with Electric Clearinghouse, Inc. (ECI; a non-affiliate of Cinergy), the power subsidiary of Natural Gas Clearinghouse (NGC; a non-affiliate of Cinergy) in Houston, Texas, a position he had held since 1997. Mr. Cyrus joined NGC in 1993, holding various executive positions involving energy trading, marketing, and risk management. Prior to serving as Senior Vice President of ECI, Mr. Cyrus was President of NGC Canada and Executive Vice President of Novagas Clearinghouse Ltd., where he had oversight responsibilities for NGC's Canadian commercial operations.

(4)
Mr. Grealis served as President of Investments from 1995 to March 1999. Mr. Grealis has also served in the following roles:

•
Interim President, PSI Investments, Inc. (1992 - 1994);

•
President, Gas Business Unit of CG&E (1995); and

•
President, Cinergy's Energy Services Business Unit (1996 - 5/97).

  Prior to joining Cinergy, Mr. Grealis was a partner in the Washington, D.C. law firm of Akin, Gump, Strauss, Hauer & Feld L.L.P.

(5)
Since 1992, Mr. Hale has served as President of Cinergy Foundation, Inc., a  Cinergy affiliate that is organized and operated exclusively for charitable purposes.

(6)
Since 1996, Mr. Harkness has served as Executive Vice President and Chief Operating Officer of Trigen-Cinergy, a joint venture company formed by Cinergy and Trigen Energy Corporation.

(7)
Mr. Ingle has served as President of Investments since March 1999. From 1995 to March 1999, he served as Contract Consultant for Investments. Mr. Ingle also served as President of Cinergy's Energy Services Business Unit (1997 - 3/99). Prior to joining Cinergy, Mr. Ingle was President and Chief Executive Officer for Cornerstone Industries, Inc., a non-affiliate of  Cinergy.

(8)
Prior to joining Cinergy, Ms. Ludlow had the following business experience:

•
Vice President and Treasurer of Enterprise Diversified Holdings Incorporated, a subsidiary of Public Service Enterprise Group Incorporated (PSEG, a non-affiliate of Cinergy) (1992 - 1996); and

•
Vice President of PSEG (1996 - 1997).

(9)
Effective January 1, 2000, Mr. Sheafer retired and Andrew M. Turk succeeded him as Vice President and Treasurer for  Cinergy, CG&E and PSI.

(10)
Effective January 10, 2000, Cinergy's Economic Development, Community Affairs, State Regulatory Affairs and State Governmental Affairs were merged into the Energy Delivery Business Unit, of which Mr. Thomas is President (since its formation in 1996). These areas were combined with the former energy services functions to form a new unit called Customer Services, of which Mr. James L. Turner is Vice President, reporting to Mr. Thomas (refer to note 12 below).

(11)
Mr. Turk has served since 1997 as Vice President of International Development for Cinergy Global Power, Inc. Also, Mr. Turk served as finance director of Midlands Power International, the non-regulated subsidiary of Midlands from 1993 to 1997.

(12)
In addition to serving as President of CG&E and as Vice President of Services, effective January 10, 2000, Mr. Turner was named Vice President of Customer Services, reporting to Mr. Thomas in this capacity. Customer Service is part of the Energy Delivery Business Unit, and includes Cinergy's Economic Development, Community Affairs, State Regulatory Affairs, and State Governmental Affairs groups, along with Cinergy's energy services functions. Previously, Mr. Turner had full responsibility for  Cinergy's Government and Regulatory Affairs Department (from April 1998 until January 2000). Prior to that, in March 1997, Mr. Turner was appointed Vice President of Services, having responsibility for the coordination of transition issues across all corporate subsidiaries in the move for full customer choice. Before joining Cinergy's legal department in June 1995, Mr. Turner was a principal in the Indianapolis law firm of Lewis & Kappes, P.C. (non-affiliate of Cinergy), representing industrial customers in utility regulatory and legislative matters.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed on the New York Stock Exchange. The high and low stock prices for each quarter for the past two years are indicated below:

	High		Low
1999
First Quarter	$34	1/2	$27	1/2
Second Quarter	34	3/16	28	3/16
Third Quarter	32	9/16	27	5/8
Fourth Quarter	29	1/2	23	3/4
1998
First Quarter	$38	11/16	$33
Second Quarter	37	5/16	31	5/8
Third Quarter	38	7/8	30	13/16
Fourth Quarter	39	7/8	33	3/4

    On February 29, 2000, the closing price of our common stock was $21.375.

    We hold all of CG&E and PSI common stock, and CG&E holds all ULH &P common stock. Therefore, no public trading market exists for CG&E, PSI and ULH &P.

    As of February 29, 2000, we had 64,826 common stockholders of record.

    We declared dividends on common stock of $.45 per share for each quarter of 1998 and 1999. The dividends paid by our operating companies for the past two years were as follows:

Registrant	Quarter	1999	1998
		(in thousands)
CG&E	First	$71,400	$42,600
	Second	71,500	42,600
	Third	53,600	46,400
	Fourth	53,600	46,400
PSI	First	$—	$28,400
	Second	—	40,399	(1)
	Third	17,900	25,000
	Fourth	18,000	25,000
ULH&P	First	$—	$—
	Second	4,976	4,975
	Third	—	—
	Fourth	4,683	3,512

(1)
During the second quarter of 1998, PSI paid a non-cash dividend on common stock of approximately $12 million.

    See Note 2(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 109 for a brief description of the registrants' common stock dividend restrictions.

ITEM 6. SELECTED FINANCIAL DATA

	1999(1)	1998	1997	1996	1995
	(in millions, except per share amounts)
Cinergy
Operating revenues	$5,938	$5,911	$4,387	$3,276	$3,023
Net income before extraordinary item	404	261	363	335	347
Net income	404	261	253	335	347
Common Stock
Earnings per share (EPS)
Net income before extraordinary item	2.54	1.65	2.30	2.00	2.22
Net income	2.54	1.65	1.61	2.00	2.22
EPS—assuming dilution
Net income before extraordinary item	2.53	1.65	2.28	1.99	2.20
Net income	2.53	1.65	1.59	1.99	2.20
Dividends declared per share	1.80	1.80	1.80	1.74	1.72
Total assets	9,617	9,687	8,858	8,725	8,103
Cumulative preferred stock of subsidiaries subject to mandatory redemption	—	—	—	—	160
Long-term debt	2,989	2,604	2,151	2,326	2,347
Long-term debt due within one year	31	136	85	140	202

CG&E
Operating revenues	$2,551	$2,856	$2,452	$1,976	$1,848
Net income	234	216	239	227	236
Total assets	4,917	5,154	4,914	4,844	5,081
Cumulative preferred stock subject to mandatory redemption	—	—	—	—	160
Long-term debt	1,206	1,220	1,324	1,381	1,518
Long-term debt due within one year	—	130	—	130	152

PSI
Operating revenues	$2,136	$2,403	$1,960	$1,332	$1,248
Net income	117	52	132	126	146
Total assets	3,835	3,584	3,406	3,295	3,076
Long-term debt	1,212	1,026	826	945	828
Long-term debt due within one year	31	6	85	10	50

(1)
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 25, and "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data," beginning on page 100, for factors affecting earnings and discussion of material uncertainties for Cinergy, CG&E, and PSI.

    In 1996, the Securities and Exchange Commission (SEC) wrote guidelines to help make shareholder communications more understandable. These guidelines were termed "plain English". This year, we have written our annual report in accordance with these guidelines. Our objective is to present a more user-friendly, understandable, and logically-flowing document for our readers.

    In connection with this change, we (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries, also Cinergy) are, at times, referred to in the first person ("we", "our", or "us").

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

    "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) discusses various matters that should make management's corporate vision of the future more clear for you. Management's goals and aspirations are outlined and specific projections may be made. These goals and projections are considered forward-looking statements and are based on management's beliefs and assumptions.

    Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with forward-looking statements. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These include:

  •
  Factors affecting operations, such as:

  (1)
  unusual weather conditions;

  (2)
  catastrophic weather-related damage;

  (3)
  unscheduled generation outages;

  (4)
  unusual maintenance or repairs;

  (5)
  unanticipated changes in fossil fuel costs, gas supply costs, or availability constraints;

  (6)
  environmental incidents; and

  (7)
  electric transmission or gas pipeline system constraints.

  •
  Legislative and regulatory initiatives regarding deregulation of the industry, including Ohio's comprehensive deregulation legislation and the outcome of The Cincinnati Gas & Electric Company's (CG&E) Proposed Transition Plan.

  •
  The timing and extent of the entry of additional competition in electric or gas markets and the effects of continued industry consolidation through the pursuit of mergers, acquisitions, and strategic alliances.

  •
  Regulatory factors such as changes in the policies or procedures that set rates, changes in our ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases.

  •
  Financial or regulatory accounting principles or policies imposed by governing bodies.

  •
  Political, legal, and economic conditions and developments in the United States (U.S.) and the foreign countries in which we have a presence. This would include inflation rates and monetary fluctuations.

  •
  Changing market conditions and other factors related to physical energy and financial trading activities. These would include price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates, and warranty risks.

  •
  The performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities.

  •
  Availability of, or cost of capital.

  •
  Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, and work stoppages.

  •
  Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

  •
  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims. Examples can be found in Note 12 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" beginning on page 131.

  •
  Changes in international, federal, state, or local legislative requirements, such as changes in tax laws, tax rates, and environmental laws and regulations.

  •
  Potential remaining challenges related to Year 2000 readiness.

    Unless we otherwise have a duty to do so, the SEC's rules do not require forward-looking statements to be revised or updated (whether as a result of changes in actual results, changes in assumptions, or other factors affecting the statements). Our forward-looking statements reflect our best beliefs as of the time they are made and may not be updated for subsequent developments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    In MD&A, we explain our general operating environment, as well as our liquidity, capital resources, and results of operations. Specifically, we discuss the following:

  •
  factors affecting current and future operations;

  •
  why revenues and expenses changed from period to period;

  •
  how the above items affect our overall financial condition;

  •
  what our expenditures for construction and other commitments were during 1999, and what we expect them to be in 2000-2004; and

  •
  potential sources of cash for future capital expenditures.

ORGANIZATION

    Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of CG&E and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries. As a result of this ownership, we are considered a utility holding company. Because we are a holding company whose utility subsidiaries operate in multiple states, we are registered with and are subject to regulation by the SEC under the Public Utility Holding Company Act of 1935, as amended (PUHCA). Our other direct subsidiaries are:

  •
  Cinergy Services, Inc. (Services);

  •
  Cinergy Investments, Inc. (Investments); and

  •
  Cinergy Global Resources, Inc. (Global Resources).

    CG&E, an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana. It has five wholly-owned utility subsidiaries and one wholly-owned non-utility subsidiary. CG&E's principal utility subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky. CG&E's other subsidiaries are insignificant to its results of operations.

    PSI, an Indiana corporation, is an electric utility that provides service in north central, central, and southern Indiana.

    The following table presents further information related to the operations of our domestic utility companies (our operating companies):

Principal Line(s) of Business
CG&E	•Generation, transmission, distribution, and sale of electricity
•Sale and/or transportation of natural gas
PSI	•Generation, transmission, distribution, and sale of electricity
ULH&P	•Transmission, distribution, and sale of electricity
•Sale and transportation of natural gas

    Services is a service company that provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services. Investments holds most of our domestic non-regulated businesses and investments. Global Resources primarily holds our international businesses and investments.

    The majority of our operating revenues are derived from the sale of electricity and the sale and/or transportation of natural gas.

    We conduct operations through our subsidiaries, and we manage through the following four business units:

  •
  Energy Commodities Business Unit (Commodities);

  •
  Energy Delivery Business Unit (Delivery);

  •
  Cinergy Investments Business Unit (Cinergy Investments); and

  •
  International Business Unit (International).

    See Note 15 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 137 for financial information by business unit.

LIQUIDITY

    In the "Liquidity" section, we discuss 1999 cash flows, environmental issues, construction and other commitments, other investing activities, and Year 2000 as they relate to our current and future cash needs. In the "Capital Resources" section beginning on page 38, we discuss how we intend to meet these capital requirements.

1999 Cash Flows

    Our Cash and cash equivalents decreased $18 million during 1999. The significant uses of cash during 1999 were:

  •
  the net redemption of $77 million in short-term and long-term debt;

  •
  the payment of $286 million in common stock dividends;

  •
  construction expenditures of $386 million; and

  •
  investments in consolidated and unconsolidated subsidiaries of $309 million. (This amount includes the September 30, 1999, transaction where we formed a partnership with Duke Energy North America LLC (Duke), as discussed in the "Construction and Other Commitments" section on page 34.)

    Offsetting these decreases were the following sources of cash:

  •
  proceeds of $690 million from the sale of our 50% ownership interest in Avon Energy Partners Holdings (Avon Energy), the parent company of Midlands Electricity plc (Midlands), to GPU, Inc. (GPU), as discussed in Note 10 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 126; and

  •
  cash from ongoing operating activities.

    For further detail regarding the classification of these items, see our Consolidated Statements of Cash Flows in "Item 8. Financial Statements and Supplementary Data" on page 77.

Environmental Issues

    In the "Environmental Issues" section, we discuss the Acid Rain Program, ozone transport rulemakings, ambient air standards and regional haze, global climate change, air toxics, new source review, and manufactured gas plants as they relate to us and our operating companies.

    Acid Rain Program  The Acid Rain Program of the 1990 amendments to the Clean Air Act (CAA) required reductions in both sulfur dioxide (SO2) and nitrogen oxide (NOX) emissions from utility sources. The revisions established two phases for reductions of these emissions. The revisions required compliance under Phase I by January 1, 1995, and required compliance under Phase II by January 1, 2000. The U.S. Environmental Protection Agency (EPA) allocated emission allowances to the utility sources (for example, our electric generating units operated by Commodities) to achieve the SO2 reduction objectives of the Acid Rain Program. Each allowance permits one ton of SO2 emissions. The Acid Rain Program allows compliance with the SO2 reduction objectives to be achieved on a national level; therefore, companies may comply with the requirements by (1) reducing emissions, or (2) purchasing emission allowances from other sources.

    We complied with Phase I prior to January 1, 1995. We implemented Phase II compliance by (1) using lower-sulfur coal blends in our generating units, and (2) using an emission allowance banking strategy. This cost-effective strategy allows us to implement Phase II SO2 reduction requirements while maintaining optimal flexibility to meet (1) changes in output due to increased customer choice, and (2) potentially significant future environmental requirements.

    To meet Phase II NOX reduction requirements, we (1) have changed the burners on our generating units, and (2) are using a system-wide NOX emission averaging strategy (where the overall emission average of all of our generating units must be below a certain level).

    Ozone Transport Rulemakings  In June 1997, the Ozone Transport Assessment Group, which consists of 37 states, made a wide range of recommendations to the EPA to address the impact of ozone transport on serious non-attainment areas (geographic areas defined by the EPA as non-compliant with ozone standards) in the Northeast, Midwest, and South. Ozone transport refers to wind-blown movement of ozone-causing materials across city and state boundaries. In late 1997, the EPA published a proposed call for revisions to State Implementation Plans (SIPs). (A SIP is a state's implementation plan for achieving emissions reductions to address air quality concerns.)

    NOX SIP Call  In October 1998, the EPA finalized its ozone transport rule, also known as the NOX SIP Call. It applies to 22 states in the eastern half of the U.S., including the three states in which our electric utilities operate, and also proposes a model NOX emission allowance trading program. If implemented by the states, the trading program would allow us to buy NOX emission allowances from, or sell NOX emission allowances to, other companies as necessary. This rule recommends that states reduce NOX emissions from primarily industrial and utility sources to a certain level by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate NOX reductions and, in the discretion of the state, a trading program into their SIPs. The EPA proposed to implement a federal plan to accomplish the equivalent NOX reductions by May 2003 if states failed to revise their SIPs. The EPA must approve all SIPs.

    Ohio, Indiana, a number of other states, and various industry groups (some of which we are a member), filed legal challenges to the NOX SIP Call in late 1998. On May 25, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) granted a request for a deferral of the rule and indefinitely suspended the September 30 filing deadline, pending further review by the Court of Appeals. The Court of Appeals heard arguments on the case on November 9, 1999, and is expected to make a decision in the first quarter of 2000.

    Section 126 Petitions  In February 1998, the northeast states filed petitions seeking the EPA's assistance in reducing ozone in the eastern U.S. under Section 126 of the CAA. The EPA believes that Section 126 petitions allow a state to claim that another state is contributing to its air quality problem and request that the EPA require the upwind state to reduce its emissions. On April 30, 1999, the EPA found that the Midwest facilities (including most of our generating facilities) named in the petitions are significantly contributing to ozone problems in the northeast for both the one- and eight-hour ozone level health standards. Industry has challenged the EPA's findings and related rulemaking.

    Based on a court decision regarding ambient (outside) air standards (discussed below) and the May 25 court decision (previously discussed), in June 1999, the EPA modified and re-proposed the Section 126 petitions rulemaking to address only the one-hour ozone standard. The EPA also limited the petitions to 12 states instead of the original 22 states. Indiana, Kentucky, and Ohio would still have to meet the same NOX emissions requirements through a 12-state trading program.

    In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions. This ruling affects all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003. We are appealing this ruling; however, we currently cannot predict the outcome of the appeal. Compliance with this EPA finding is anticipated to require us to perform substantially all of the NOX reduction work that would be required under the NOX SIP Call. In the event the EPA successfully implements either program (the NOX SIP Call or the Section 126 petitions), capital expenditures for compliance are substantially the same, and are currently estimated at $500 million to $700 million (in 1999 dollars) by May 2003. This estimate depends on several factors, including:

  •
  final determination regarding both the timing and strictness of the final required NOX reductions;

  •
  emission output of our generating units;

  •
  availability of adequate supplies of resources to construct the necessary control equipment; and

  •
  whether a viable market will exist to buy and sell NOX allowances.

    State Ozone Plans  On November 15, 1999, the State of Indiana and the Commonwealth of Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their SIPs on how they intend to bring the greater Louisville area, including Floyd and Clark Counties in Indiana, into attainment with the one-hour ozone standard. The area did not reach attainment by the required date of November 15, 1997, reportedly due in part to transported ozone from outside the area. Recognizing the failure of the area to reach attainment and the need for regional NOX reductions, on May 21, 1999, the EPA published a proposed rule to extend the attainment date to 2003, if the states enact adequate regional NOX reductions.

    The SIP amendments call for, among other things, statewide NOX reductions from utilities in Indiana, Kentucky, and surrounding states which are less stringent than the EPA's NOX SIP Call. The states of Indiana and Kentucky have committed to adopt utility NOX control rules by December 2000 that would require controls be installed by May 2003. Currently, the states have not yet decided whether their rules would include a NOX trading program or some other compliance mechanism. Because the rulemakings are in the early stages, the financial impact cannot currently be estimated.

    Ambient Air Standards and Regional Haze  During 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter and proposed rules for regional haze. Fine particulate matter refers to very small solid or liquid particles in the air. Regional haze involves fine particulate matter that impairs visibility in national parks. It was anticipated that utility NOX reductions called for in the EPA's final NOX SIP Call would address both the one-hour ozone standard and the new eight-hour ozone standard. With the recent challenges to the NOX SIP Call and the eight-hour ozone standard (discussed below), it is unclear to what extent additional NOX reductions will be required of utilities to address eight-hour ozone non-attainment issues.

    The EPA estimates it will take up to five years to collect sufficient ambient air monitoring data to determine fine particulate matter non-attainment areas. The states will then determine the sources of the particulates and determine a regional emission reduction plan. We currently cannot predict the exact amount and timing of required reductions.

    On May 14, 1999, the Court of Appeals ruled that both the new eight-hour ozone standard and the fine particulate matter standard were found questionable and were determined to be unenforceable by the EPA. In June 1999, the EPA appealed the decision. On October 29, 1999, the full Court of Appeals rejected the EPA's request for reconsideration. In January 2000, the EPA appealed to the U.S. Supreme Court. We currently cannot determine the outcome of the appeals process and the effects on future emissions reduction requirements.

    The EPA published the final regional haze rule on July 1, 1999. This rule establishes planning and emission reduction timelines for states to use to improve visibility in national parks throughout the U.S. The ultimate effect of the new regional haze rule could be requirements for (1) newer and cleaner technologies and additional controls on conventional particulates, and (2) reductions in SO2 and NOX emissions from utility sources. If more utility emissions reductions are required, the compliance cost could be significant. In August 1999, several industry groups (some of which we are a member) filed a petition for reconsideration of the regional haze rules with the courts. We currently cannot determine the outcome or effects of the courts' or states' determination.

    Global Climate Change  In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming. The Kyoto Protocol establishes legally binding greenhouse gas emission (man-made pollutants thought to be artificially warming the earth's atmosphere) targets for developed nations. On November 12, 1998, the U.S. signed the Kyoto Protocol; however, it will not be effective in the U.S. until it is approved by a two-thirds vote of the U.S. Senate, which is currently deemed unlikely.

    Because of a lack of support for the Kyoto Protocol or similar legislation, significant uncertainty exists about how and when greenhouse gas emissions reductions will be required. Our plan for managing the potential risk and uncertainty of regulations relating to climate change includes the following:

  •
  implementing cost-effective greenhouse gas emission reduction and offsetting activities;

  •
  funding research of more efficient and alternative electric generating technologies;

  •
  funding research to better understand the causes and consequences of climate change; and

  •
  encouraging a global discussion of the issues and how best to manage them.

    We believe that voluntary programs, such as the U.S. Department of Energy Climate Challenge Program that we joined in 1995, are the most cost-effective way to limit greenhouse gas emissions.

    Air Toxics  The air toxics provisions of the CAA Amendments delayed possible air toxics regulation of fossil-fueled steam utility plants until the EPA completed a study. The final report, issued in February 1998, confirmed that utility air toxic emissions pose little risk to public health. It stated that mercury is the pollutant of the greatest concern and requires further study. A Mercury Study Report, issued in December 1997, stated that mercury is not a risk to the average American and expressed uncertainty about whether reductions in current domestic sources would reduce human mercury exposure. U.S. utilities are a large domestic source, but they are insignificant when compared to global mercury emissions. The EPA was unable to show a feasible mercury control technology for coal-fired utilities.

    In November 1998, the EPA finalized its mercury Information Collection Request (ICR). The ICR required all generating units to provide detailed information about coal use and mercury content during 1999. The EPA also selected about 100 generating units for one-time stack sampling. We completed testing at Gibson Generating Station Unit No. 3 and the Wabash River Repowering Project in October 1999. The EPA is planning to make its regulatory determination on the need for additional regulation by the fourth quarter of 2000. If more air toxics regulations are issued, the compliance cost could be significant. We currently cannot predict the outcome or effects of the EPA's determination.

    New Source Review  The CAA's New Source Review (NSR) provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major change to an existing facility unless the changes are exempt. In July 1998, the EPA requested comments on proposed revisions to the NSR rules that would change NSR applicability by eliminating exemptions contained in the current regulation. We believe that if these changes are finalized, it will be significantly harder to maintain our facilities without triggering the NSR permit requirements.

    Since July 1999, CG&E and PSI have received requests from the EPA (Region 5), under Section 114 of the CAA, seeking documents and information regarding capital and maintenance expenditures at several of their respective generating stations. These activities are part of an industry-wide investigation assessing compliance with the NSR and the New Source Performance Standards (NSPS, emissions standards that apply to new and changed units) of the CAA at electric generating stations.

    On September 15, 1999, and on November 3, 1999, the Attorneys General of the States of New York and Connecticut, respectively, issued letters notifying Cinergy and CG &E of their intent to sue under the citizens suit provisions of the CAA. New York and Connecticut allege violations of the CAA by constructing and continuing to operate a major change to CG&E's W.C. Beckjord Station (Beckjord) without obtaining the required NSR pre-construction permits.

    On November 3, 1999, the EPA sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts. The Cinergy, CG&E, and PSI suit alleges violations of the CAA at some of our generating stations relating to NSR and NSPS requirements. The suit seeks (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord and PSI's Cayuga Generating Station (Cayuga), and (2) civil penalties in amounts of up to $27,500 per day for each violation.

    On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added the alleged violations of the NSR requirements of the CAA at two of our generating stations contained in the notice of violation (NOV) filed by the EPA on November 3, 1999.

It also added claims for relief alleging violations of (1) nonattainment NSR, (2) Indiana and Ohio SIPs, and (3) particulate matter emission limits (as discussed in the 'Other' section on page 33). The amended complaint seeks (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord, Cayuga, and PSI's Wabash River and Gallagher Generating Stations, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation. We believe the allegations contained in the amended complaint are without merit and plan to defend the suit vigorously in court. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition.

    On March 1, 2000, the EPA also filed an amended complaint alleging violations of the CAA relating to NSR, Prevention of Significant Deterioration, and Ohio SIP requirements regarding a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company, and CG&E. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. We believe the allegations in the amended complaint are without merit. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition.

    Refer to Note 12(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 132 for a more detailed discussion of NSR issues.

    Manufactured Gas Plant (MGP) Sites  PSI received claims from Indiana Gas Company, Inc. (IGC) in 1994, and from Northern Indiana Public Service Company (NIPSCO) in 1995, as more fully discussed in Note 12(d)(ii) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 133. The basis of these claims was that PSI is a Potentially Responsible Party with respect to certain MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI is legally responsible for the costs of investigating and remediating the sites.

    In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement. The agreement allocated CERCLA liability for past and future costs at seven MGP sites in Indiana among the three companies. Similar agreements were reached between IGC and PSI that allocate CERCLA liability at 14 MGP sites with which NIPSCO was not involved. These agreements conclude all CERCLA and similar claims between the three companies related to MGP sites. The parties continue to investigate and remediate the sites, as appropriate under the agreements and applicable laws. The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

    PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM. In April 1998, PSI filed suit against its general liability insurance carriers. Among other matters, PSI requested a declaratory judgment that would obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI's costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. The case has been set for trial beginning in May 2001. PSI cannot predict the outcome of this litigation. Currently, reserves recorded related to MGP sites are immaterial to our financial condition or results of operations. However, as further investigation and remediation activities are performed at these sites, the potential liability for MGP sites could be material to our financial position or results of operations.

    Other  On November 30, 1999, the EPA filed a NOV against Cinergy and CG &E because emissions of particulate matter at Beckjord exceeded the allowable limit. The NOV indicated that the EPA may (1) issue an administrative penalty order, or (2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000, amended complaint, as discussed in the "New Source Review" section on page 31. We are currently unable to determine whether resolution of this matter will have a material effect on our financial condition.

    See Notes 12(b), (c), (d), and (e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data", beginning on page 131, for a more detailed discussion of the status of these environmental issues.

Construction and Other Commitments

    Construction  Actual construction expenditures for 1999 and forecasted construction expenditures in nominal dollars for 2000 and for the next five years (2000-2004) are presented in the table below:

	Actual Expenditures	Forecasted Expenditures
	1999	2000	2000-2004
	(in millions)
Cinergy	$386	$495	$2,002
CG&E and subsidiaries	194	284	1,044
PSI	189	211	958
ULH&P	28	28	123

    This table includes forecasted expenditures for 2000 of $65 million for preparing utility systems for customer choice. This table excludes an estimate of expenditures necessary to comply with the EPA's proposed stricter NOX emission control standards associated with the 22-state NOX SIP Call and Section 126 petitions (as discussed in the "Environmental Issues" section beginning on page 27). In the event the EPA successfully implements either program (the NOX SIP Call or the Section 126 petitions), capital expenditures for compliance are substantially the same, and are currently estimated at $500 million to $700 million (in 1999 dollars) by May 2003, approximately $105 million of which is estimated to be spent in 2000.

    All forecasted amounts reflect the following assumptions relating to the factors below, which may change significantly:

  •
  the general economy;

  •
  capital markets;

  •
  construction programs;

  •
  legislative and regulatory actions;

  •
  frequency and timing of rate increases; and

  •
  other related factors.

    Other Commitments  Committed projects for both international and domestic non-regulated investment activities of approximately $160 million for 2000 are excluded from the table above. On September 30, 1999, one of our non-regulated subsidiaries formed a partnership with Duke. This partnership will jointly construct and own three wholesale generating facilities in southwestern Ohio, and east central and western Indiana, with total capacity of approximately 1,400 megawatts (MW). These facilities will be natural gas-fired peaking stations with commercial operation anticipated for the summer of 2000. Our portion (50%) of the remaining capital expenditures to complete this project is estimated at $110 million for 2000 and is included in the $160 million discussed above.

    Additionally, Commodities constantly assesses the adequacy of its available power supply in order to meet the demands of its customers. It must consider other supply alternatives to pursue to most effectively meet demands, mitigate risks, and satisfy regulatory requirements. Supply alternatives include the following:

  •
  investments in existing facilities;

  •
  investments in new facilities; and/or

  •
  acquisitions of power supply from the market.

Other Investing Activities

    Our mission is to be one of the top five in our industry within two years on the following five key dimensions: market capitalization, number of customers, electric and gas commodity trading, international presence, and productivity.

    In pursuit of these goals, we have entered into various growth initiatives, including: (1) energy marketing and trading; (2) retail energy products and services; and (3) additional international investments. We are constantly working toward maximizing the value of existing operations and assets and continue to explore the potential for mergers, acquisitions, and strategic alliances.

    Our ability to invest in growth initiatives is limited by certain legal and regulatory requirements, including the PUHCA. The PUHCA restricts the amount which can be invested in non-utility businesses. Also, the timing and amount of investments in the non-utility businesses is dependent on the development and favorable evaluations of opportunities. Under the PUHCA regulations, we are allowed to invest or commit to invest in certain non-utility businesses, including:

  1.  Exempt Wholesale Generators (EWG) and Foreign Utility Companies (FUCO)

    An EWG is a special purpose entity that owns or operates domestic or foreign electric generating facilities whose power is sold entirely at wholesale. A FUCO is a company all of whose utility assets and operations are located outside the U.S. and which are used for the generation, transmission, or distribution of electric energy for sale, or the distribution of gas at retail.

    The SEC has issued an order under the PUHCA permitting Cinergy to invest, on a recourse basis, an amount equal to 100% of consolidated retained earnings in EWGs and FUCOs. The definition of consolidated retained earnings, under the applicable SEC regulations, is the average consolidated retained earnings of the four most recent quarterly periods. At December 31, 1999, we had invested or committed to invest $580 million of the approximately $1 billion available.

    On November 16, 1999, we filed a request with the SEC under the PUHCA for additional authority to, among other things, increase the amount we can invest in EWGs and FUCOs, as further discussed in the "Capital Resources" section on page 38 and the "Retail Market Developments" section beginning on page 54. While we currently cannot predict the outcome of this request, the existing limits could restrict our ability to invest in desired transactions.

  2.  Qualifying Facilities and Energy Related Non-utility Entities

    SEC regulations under the PUHCA permit Cinergy to invest and/or guarantee an amount equal to 15% of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Cumulative preferred stock of subsidiaries, and total Common stock equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities. At December 31, 1999, we had invested and/or guaranteed approximately $650 million of the $948 million available.

Year 2000

    The Year 2000 concern generally existed because many computer systems and applications, including those systems embedded in equipment and facilities, used two-digit date fields rather than four-digit date fields to designate an applicable year. As a result, these systems and applications were not expected to properly recognize dates including and beyond the Year 2000. The potential consequences of this action included data miscalculations and inaccuracies or operational malfunctions and failures, which could have materially affected a company's financial position, operating results, and cash flows.

    Cinergy established a centrally managed, company-wide initiative, known as the Cinergy Year 2000 Readiness Program, to identify, evaluate, and address Year 2000 issues. The Cinergy Year 2000 Readiness Program, which began in the fourth quarter of 1996, was generally focused on three elements that were integral to this initiative: (1) business continuity, (2) risk management, and (3) regulatory compliance.

    Under the Cinergy Year 2000 Readiness Program, we achieved a target date of June 30, 1999, for the remediation and testing of our mission-critical generation, transmission, and distribution systems, components, and applications (gas and electric). An innovative remediation and testing effort, which we also completed on June 30, 1999, involved resetting the clocks on all of our generation units and operating them as if January 1, 2000, had already occurred.

    In August of 1999, the North American Electric Reliability Council (NERC) submitted a final status report to the Department of Energy, in which we were listed as a "Y2K Ready" organization. In September of 1999, we participated in the NERC-sponsored national preparedness drill. The goal of this drill was to rehearse, under simulated conditions, key portions of our administrative, operating, communications, and contingency plans for the transition into the Year 2000. We were successful in meeting the objectives of this drill.

    We reviewed and assessed the potential for business disruption in various scenarios, including the most reasonably likely worst-case scenario, and provided for key operational back up, recovery, and restoration alternatives. We also established a supplier compliance program, and worked with our critical suppliers in an effort to minimize risks.

    The total cost for the inventory, assessment, remediation, testing, and upgrading of our systems as a result of the Year 2000 effort was approximately $13 million. These expenses included labor, hardware and related software upgrades.

    Our rollover to the Year 2000 was uneventful. All mission critical systems for gas and electric service performed without any disruption to customer service. We had a force of 1,100 employees in place during the rollover to monitor systems, substations, power generating stations, gas regulating stations and other facilities. Our systems continue to operate without problems related to the Year 2000.

    The above information is a Year 2000 Readiness Disclosure pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.

CAPITAL RESOURCES

    During 1999, we met our capital requirements through a combination of internally generated funds and debt issuances. We expect to meet our future capital needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.

    See the "Proposed Financing Authority" section on page 42 for information on our request for additional authority to issue debt, guarantees, and common stock.

Internally Generated Funds

    Currently, a substantial portion of our revenues and corresponding cash flows are derived from our regulated operations. With the recent passage of legislation throughout several states, we believe it is likely the generation component of the electric utility industry will ultimately be deregulated. (Within our own utility jurisdictions, only the State of Ohio has passed similar legislation during 1999. Refer to the "Retail Market Developments" section on page 54.) In the interim, revenues provided by our regulated operations will continue as our primary source of funds. As a low cost provider of energy service, we believe we will be successful in a competitive environment. However, as the industry becomes more competitive, future cash flows from operations could be subject to a higher degree of volatility than under our present regulatory structure.

Debt

    We may be required to secure authority to issue debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana. The SEC under the PUHCA regulates the issuance of debt for Cinergy Corp. Our three state utility commissions regulate the issuance of debt for our operating companies.

    Cinergy Corp.  has current authorization from the SEC under the PUHCA to issue and sell short-term notes and commercial paper and long-term unsecured debt through December 31, 2002, provided the total principal amount of all these debt securities may not exceed $2 billion at any time. In addition, Cinergy Corp.'s long-term debt cannot exceed $400 million at any time. As of December 31, 1999, Cinergy Corp. has $400  million of long-term debt outstanding, and therefore, under the current authorization, it cannot issue any additional long-term debt. See the "Proposed Financing Authority" section on page 42 for information on our request for additional authority to issue debt.

    Short-term Debt  In connection with this SEC authorization, Cinergy Corp. has established lines of credit. As of December 31, 1999, all of its $645 million established lines were unused and available.

    Our operating companies have regulatory authority to borrow up to a total of $853 million in short-term debt ($453 million for CG&E and its subsidiaries including $50 million for ULH&P, and $400 million for PSI). In connection with this authority, we have established lines of credit for CG &E and PSI of which, $124 million and $110 million, respectively, remained unused and available at December 31, 1999.

    As of December 31, 1999, our non-regulated subsidiaries have $83 million in short-term debt and established lines of credit of which, $.6 million was unused and available. Our non-regulated subsidiaries have the availability of funds from Cinergy Corp. if the need arises.

    Cinergy Corp.'s established lines of credit also provide credit support for our commercial paper program, which is limited to a maximum principal amount of $400 million. As of December 31, 1999, Cinergy Corp. has not used any of the established principal amount, leaving $400 million available. CG&E and PSI also have the capacity to issue commercial paper, which must be supported by available committed lines of the respective company. The maximum outstanding principal amount for CG&E is

$200 million and for PSI is $100 million. Neither CG&E nor PSI issued commercial paper in 1999 or 1998.

    For a detailed discussion of the registrants' short-term indebtedness, refer to Note 5 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 117.

    Long-term Debt  Under the PUHCA authorization mentioned above, we are able to issue and sell long-term debt at the parent holding company level. In addition, Cinergy Corp.'s long-term debt cannot exceed $400 million at any time. As of December 31, 1999, Cinergy Corp. has $400 million of long-term debt outstanding, and therefore, under the current authorization, it cannot issue any additional long-term debt.

    Currently, our operating companies have the following types of outstanding long-term debt: First Mortgage Bonds and other Secured Notes, and Senior and Junior Unsecured Debt. Under our existing authority, the remaining unissued debt, as of February 29, 2000, is reflected in the following table:

Authorizing Agency	CG&E	PSI	ULH&P
	(in millions)
Applicable State Utility Commission (Secured or Unsecured Debt)	$200	$400	$30

    We may, at any time, request additional long-term debt authorization to increase our authority. This request is subject to regulatory approval which may or may not be granted.

    As of December 31, 1999, through shelf registrations filed with the SEC under the Securities Act of 1933, we could issue the following amounts of debt securities:

	CG&E	PSI	ULH&P
	(in millions)
First Mortgage Bonds and Other Secured Notes	$300	$265	$20
Senior or Junior Unsecured Debt	50	400	30

    Capital Leases  We are able to enter into capital leases under state regulatory authorizations. However, our ability to enter into capital leases is limited to the total authorized limit granted by the applicable state utility commission. We may, at any time, request additional capital lease authorization to increase our limits. This request is subject to approval by the applicable state utility commission and may or may not be granted. Under our existing authority, the remaining unused capital lease authority, is $86 million for CG&E, $100 million for PSI, and $24 million for ULH&P.

Common Stock

    Cinergy Corp.  has authority to issue additional shares of common stock on the open market to meet future capital requirements. However, we do not have plans to issue common stock for capital requirements in the foreseeable future. We generally use open market purchases of common stock to satisfy the majority of our obligations of our various stock-based employee plans. We plan to continue using market purchases of common stock to satisfy these obligations. This decision will be reevaluated as future capital requirements are considered.

    The following table reflects the number of shares purchased and issued for our various stock-based plans for the following years:

	1999	1998	1997
	(in thousands)
Purchased Shares	748	861	1,700
Issued Shares	291	194	66

    The SEC authorized us under the PUHCA to issue and sell an additional 22 million shares of common stock for these stock-based employee plans. This authorization expires December 31, 2000. Also, we have authority to issue and sell an additional 30 million shares of common stock for general corporate purposes, which expires December 31, 2002. See the "Proposed Financing Authority" section on page 42 for information on our request for additional authority to issue common stock.

Dividend Restrictions

    For a discussion of dividend restrictions, refer to Note 2(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 109.

Securities Ratings

    As of February 29, 2000, the major credit rating agencies rated our securities as follows:

	D&P(1)	Fitch(2)	Moody's(3)	S&P(4)
Cinergy Corp.
Corporate Credit	BBB+	BBB+	Baa2	BBB+
Commercial Paper	D-2	F-2	P-2	A-2
CG&E
Secured Debt	A-	A-	A3	A-
Senior Unsecured Debt	BBB+	BBB+	Baa1	BBB+
Junior Unsecured Debt	BBB	BBB+	Baa2	BBB
Preferred Stock	BBB	BBB+	Baa1	BBB
Commercial Paper	D-1-	F-1	P-2	Not Rated
PSI
Secured Debt	A-	A-	A3	A-
Senior Unsecured Debt	BBB+	BBB+	Baa1	BBB+
Junior Unsecured Debt	BBB	BBB	Baa1	BBB
Preferred Stock	BBB	BBB	Baa1	BBB
Commercial Paper	D-1-	F-1	P-2	Not Rated
ULH&P
Secured Debt	A-	Not Rated	Not Rated	A-
Unsecured Debt	Not Rated	Not Rated	Baa1	BBB+

(1)
Duff & Phelps Credit Rating Co. (D&P)

(2)
Fitch IBCA, Inc. (Fitch)

(3)
Moody's Investors Service (Moody's)

(4)
Standard & Poor's Ratings Services (S&P)

    These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Guarantees

    We are subject to a SEC order under the PUHCA which limits the amounts Cinergy Corp. can have outstanding under guarantees (promises to pay by one party in the event of default by another party) at any one time to $1 billion. As of December 31, 1999, we had $515 million outstanding under the guarantees issued. See the "Proposed Financing Authority" section on page 42 for information on our request for additional authority to issue guarantees.

    In February 2000, Cinergy Corp. issued approximately $43 million in guarantees for loans and the associated interest related to the Director, Officer and Key Employee Stock Purchase Program. For a detailed discussion of this program, refer to Note 2(d) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 115.

Proposed Financing Authority

    On November 16, 1999, Cinergy Corp. filed a request with the SEC under the PUHCA for additional authority to issue and/or sell:

  •
  up to $4.4 billion aggregate principal amount of any combination of short- and long-term debt;

  •
  up to $2 billion outstanding amounts under guarantees issued; and

  •
  up to 75 million additional shares of common stock.

    We proposed to use the proceeds from the transactions described above for general corporate purposes, including additional investments in EWGs and FUCOs.

    This request would increase the amount we can invest in EWGs and FUCOs to an amount equal to 100% of consolidated retained earnings plus $2 billion, excluding our aggregate investment in one or more EWG affiliates formed to acquire all or a substantial portion of the existing generating facilities owned by our utility subsidiaries. We currently cannot predict the outcome of this request.

Sale of Accounts Receivable

    For the detailed discussion of our sales of accounts receivable, refer to Note 6 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 120.

    The format of the following Results of Operations discussions has been changed from the format of prior periods. Unlike prior reports, the Results of Operations discussions for Cinergy, CG&E, and PSI are combined within this section.

1999 RESULTS OF OPERATIONS

SUMMARY OF RESULTS

    Electric and gas margins and net income for Cinergy, CG&E, and PSI for the years ended December 31, 1999, and 1998, were as follows:

	Cinergy(1)		CG&E		PSI
	1999	1998	1999	1998	1999	1998
			(in thousands)
Electric gross margin	$2,052,602	$1,909,423	$1,108,371	$1,045,556	$922,053	$855,527
Gas gross margin	212,153	204,684	204,016	203,748	—	—
Net income	403,641	260,968	233,576	215,812	117,199	52,038

(1)
The results of Cinergy also include amounts related to non-registrants.

    Our 1999 diluted earnings per share (EPS) increased to $2.53 from $1.65 per share for 1998.

    The overall increase in EPS for 1999 is mainly due to our international operations and our regulated electric operations. The contribution to earnings of our international operations increased $.36 per share for the year ended December 31, 1999, compared with a year ago, primarily the result of the sale of our 50% ownership interest in Avon Energy to GPU. Earnings from regulated operations had a net increase of $.55 per share for the year ended December 31, 1999, compared with a year earlier. The increase is primarily due to an overall return to more normal weather in 1999 and growth in retail electric revenues. This retail revenue growth reflects an increase in residential and commercial customers and growth in the industrial market. Included in this overall increase is a $.36 per share reduction related to energy marketing and trading losses experienced in July 1999. Our electric margins were positively impacted $12 million or $.07 per share (net of fuel and income taxes) as a result of a change in estimate of PSI's utility services delivered but unbilled at month end which occurred during the third quarter of 1999.

    The 1999 increase in earnings from regulated operations was also impacted by the following 1998 charges:

  •
  a reduction of $.14 per share for the effects of milder than normal weather;

  •
  a charge of $.32 per share related to a settlement with Wabash Valley Power Association, Inc. (WVPA). (See Note 18 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 144 for a discussion of the WVPA settlement.); and

  •
  total charges of $.54 per share due to losses related to our energy marketing and trading activity.

    The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI, which begin on page 73. However, only the line items that varied significantly from prior periods are discussed.

ELECTRIC OPERATING REVENUES

	Cinergy(1)			CG&E			PSI
	1999	1998	% Change	1999	1998	% Change	1999	1998	% Change
				(in millions)
Retail	$2,725	$2,553	7	$1,468	$1,392	5	$1,258	$1,161	8
Wholesale	1,455	2,140	(32)	687	1,046	(34)	840	1,206	(30)
Other	133	70	90	20	15	33	38	36	6

Total	$4,313	$4,763	(9)	$2,175	$2,453	(11)	$2,136	$2,403	(11)

(1)
The results of Cinergy also include amounts related to non-registrants.

    Electric operating revenues for Cinergy, CG&E, and PSI decreased for 1999, as compared to 1998, due to a decrease in volumes on non-firm wholesale transactions related to energy marketing and trading activity. Partially offsetting the decline was an increase in the average price per kilowatt hour (kWh) realized for non-firm power transactions and higher firm wholesale kWh sales. Non-firm power is power without a guaranteed commitment for physical delivery. Retail kWh sales also increased as a result of new residential and commercial customers, growth in the industrial market, and an overall return to more normal weather. Our electric margins were positively impacted $12 million or $.07 per share (net of fuel and income taxes) as a result of a change in estimate of PSI's utility services delivered but unbilled at month end which occurred during the third quarter of 1999.

GAS OPERATING REVENUES

	Cinergy(1)			CG&E
	1999	1998	% Change	1999	1998	% Change
			(in millions)
Non-regulated	$1,221	$698	75	$—	$—	—
Retail	320	357	(10)	320	357	(10)
Transportation	51	41	24	51	41	24
Other	4	4	—	5	5	—

Total	$1,596	$1,100	45	$376	$403	(7)

(1)
The results of Cinergy also include amounts related to non-registrants.

    Gas operating revenues for Cinergy increased in 1999, when compared to 1998. This increase reflects a full year's realization of the gas operating revenues of Cinergy Marketing and Trading, LLC (Marketing & Trading), an indirect subsidiary of Cinergy that was acquired in June  1998. Based on the actual results of Marketing & Trading for 1998, if we had owned it for all of 1998, our 1999 revenues, as compared to 1998, would have increased due to a higher price received per thousand cubic feet (mcf) sold.

    CG&E's retail gas revenues decreased 10% due to a decline in mcf sales. This resulted primarily from milder weather experienced during the first quarter of 1999. This decline was partially offset by an increase in transportation revenues due to the continued progression of full-service customers (customers who purchase gas and utilize the transportation services of CG&E) purchasing gas directly from suppliers and using transportation services provided by CG&E.

OPERATING EXPENSES

	Cinergy(1)			CG&E			PSI
	1999	1998	% Change	1999	1998	% Change	1999	1998	% Change
				(in millions)
Fuel	$761	$730	4	$341	$339	1	$397	$382	4
Purchased and exchanged power	1,499	2,124	(29)	726	1,068	(32)	817	1,166	(30)
Gas purchased	1,384	895	55	172	200	(14)	—	—	—
Operation	775	784	(1)	316	300	5	355	409	(13)
Maintenance	206	192	7	100	93	8	106	100	6
Depreciation and amortization	354	326	9	204	191	7	136	131	4
Taxes other than income taxes	266	275	(3)	212	217	(2)	53	54	(2)

Total	$5,245	$5,326	(2)	$2,071	$2,408	(14)	$1,864	$2,242	(17)

(1)
The results of Cinergy also include amounts related to non-registrants.

Fuel

    Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from 1998 to 1999:

	Cinergy(1)	CG&E	PSI
	(in millions)
1998 fuel expense	$730	$339	$382
Increase (Decrease) due to changes in:
Price of fuel	—	4	(5)
Deferred fuel cost	(10)	(15)	5
kWh generation	28	13	15
Other	13	—	—

1999 fuel expense	$761	$341	$397

(1)
The results of Cinergy also include amounts related to non-registrants.

Purchased and Exchanged Power

    Purchased and exchanged power represents the electricity that is bought to be sold through our energy marketing and trading activities. This expense decreased for Cinergy, CG&E, and PSI in 1999. This decrease was primarily due to a reduction in purchases of non-firm wholesale power as a result of a decline in sales volume in the energy marketing and trading operations. Included in purchased and exchanged power are additional costs related to energy marketing and trading losses experienced in July 1999, as previously indicated above in "Summary of Results", as well as, losses related to our 1998 energy marketing and trading activity. (See "Market Risk Sensitive Instruments and Positions" on page 61 and Note 1(j) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 106 for discussions on our energy marketing and trading operations.)

Gas Purchased

    Gas purchased expense increased for Cinergy in 1999, when compared to 1998. This increase primarily reflects a full year's Gas purchased volumes for Marketing & Trading in 1999, as previously indicated above in "Gas Operating Revenues".

    CG&E's Gas purchased expense decreased for 1999, as compared to 1998. This decline is mainly due to decreased sales volume as previously indicated above in "Gas Operating Revenues".

Operation

    PSI's Operation costs decreased in 1999, in comparison to 1998. This decrease was the result of a one-time charge of $80 million in 1998 for the implementation of the 1989 settlement with WVPA. (See Note 18 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 144 for a discussion of the WVPA settlement.)

Maintenance

    Cinergy's, CG&E's, and PSI's  Maintenance costs increased in 1999, as compared to 1998, primarily as a result of planned outages and repairs at certain production facilities. These activities represent a return to a more normal level of maintenance expenditures.

Depreciation and Amortization

    Cinergy's, CG&E's, and PSI's Depreciation and amortization costs increased in 1999, as compared to 1998. These increases were the result of additions to depreciable plant. Additionally, Cinergy's and CG&E's increases also included the amortization of phase-in deferrals reflecting the Public Utilities Commission of Ohio (PUCO)-approved phase-in plan for CG&E's William H. Zimmer Generating Station (Zimmer).

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

    Cinergy's Equity in earnings of unconsolidated subsidiaries increased $7 million (13%) in 1999, as compared to 1998. This increase was primarily driven by the earnings of our non-regulated domestic and international subsidiaries. Included in Equity in earnings of unconsolidated subsidiaries was $58 million for 1999, and $57 million for 1998, related to our 50% ownership interest in Avon Energy. As a result of the sale of our ownership interest (as discussed below), our Equity in earnings of unconsolidated subsidiaries  will reflect a decline in future periods.

GAIN ON SALE OF INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

    On July 15, 1999, we sold our 50% ownership interest in Avon Energy to GPU, as previously indicated above in "Summary of Results". The sale resulted in a net contribution to earnings of approximately $.43 per share (basic and diluted). For a further discussion of this transaction, see Note 10 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 126.

PREFERRED DIVIDEND REQUIREMENTS

    Cinergy's Preferred dividend requirements of subsidiaries and PSI's Preferred dividend requirement each decreased $1 million for 1999, as compared to 1998. These decreases were attributable to PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

ULH&P

    The format of the following Results of Operations discussion has been changed from the format of prior reports. Unlike prior reports, the Results of Operations discussion for ULH&P is presented only for the year ended December 31, 1999, in accordance with General Instructions I(2)(a).

    Electric and gas margins and net income for ULH&P for the years ended December 31, 1999, and 1998 were as follows:

	ULH&P
	1999	1998
	(in thousands)
Electric gross margin	$51,678	$48,792
Gas gross margin	36,038	32,650
Net income	12,274	13,550

    The increases in Electric and Gas operating revenues for the year ended December 31, 1999, compared to 1998, were primarily attributable to higher retail kWh and mcf sales, resulting from growth in the number of electric and gas residential and commercial customers. In addition, Electric operating revenues increased due to an overall return to more normal weather. These increases in sales volume also correspond with increases in Electricity purchased from parent company for resale and Gas purchased  expenses.

    The increase in Operation and Maintenance costs for the year ended December 31, 1999, as compared to 1998, was the result of increased maintenance of overhead lines and gas mains.

    The increase in Depreciation for the year ended December 31, 1999, as compared to 1998, was primarily due to additions to depreciable plant. The Interest expense increase for the year ended December 31, 1999, as compared to 1998, was primarily due to the issuance of $20 million of debt during the fourth quarter of 1998.

1998 RESULTS OF OPERATIONS

SUMMARY OF RESULTS

    Electric and gas margins and net income for Cinergy, CG&E, and PSI for the years ended December 31, 1998, and 1997, were as follows:

	Cinergy(1)		CG&E		PSI
	1998	1997	1998	1997	1998	1997
	(in thousands)
Electric gross margin	$1,909,423	$1,948,905	$1,045,556	$1,060,231	$855,527	$901,222
Gas gross margin	204,684	227,398	203,748	229,497	—	—
Net income	260,968	253,238	215,812	239,153	52,038	132,205

(1)
The results of Cinergy also include amounts related to non-registrants.

    Earnings of $1.65 per share in 1998 were up $.04 per share compared with $1.61 per share in 1997. Included in 1997 results was a one-time extraordinary charge of $.69 per share for the windfall profits tax levied against our 50% ownership interest in Midlands. (See Note 17 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 144 for a discussion of the windfall profits tax.)

    Our 1998 EPS reflects the following:

  •
  a reduction of $.14 per share for the effects of milder than normal weather;

  •
  a charge of $.32 per share related to a previously reported settlement with WVPA (See Note 18 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 144 for a discussion of the WVPA settlement.); and

  •
  total charges of $.54 per share due to losses related to our energy marketing and trading activity.

    The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI, which begin on page 73. However, only the line items that varied significantly from prior periods are discussed.

ELECTRIC OPERATING REVENUES

	Cinergy(1)			CG&E			PSI
	1998	1997	% Change	1998	1997	% Change	1998	1997	% Change
	(in millions)
Retail	$2,553	$2,455	4	$1,392	$1,315	6	$1,161	$1,140	2
Wholesale	2,140	1,368	56	1,046	623	68	1,206	787	53
Other	70	39	79	15	18	(17)	36	33	9

Total	$4,763	$3,862	23	$2,453	$1,956	25	$2,403	$1,960	23

(1)
The results of Cinergy also include amounts related to non-registrants.

    Electric operating revenues for Cinergy, CG&E, and PSI increased for 1998, as compared to 1997. Wholesale revenues increased primarily due to increased sales volume and a higher average price per kWh realized on non-firm wholesale transactions, which were a result of our energy marketing and trading activity. Retail kWh sales increased due to warmer weather in 1998, when compared to 1997, and as a result of an increase in the number of residential and commercial customers.

GAS OPERATING REVENUES

	Cinergy(1)			CG&E
	1998	1997	% Change	1998	1997	% Change
	(in millions)
Non-regulated	$698	$29	2,307	$—	$—	—
Retail	357	454	(21)	357	454	(21)
Transportation	41	33	24	41	33	24
Other	4	4	—	5	9	(44)

Total	$1,100	$520	112	$403	$496	(19)

(1)
The results of Cinergy  also include amounts related to non-registrants.

    Gas operating revenues for Cinergy increased for 1998, when compared to 1997, primarily due to the gas operating revenues of Marketing & Trading, an indirect subsidiary of Cinergy that was acquired in June 1998. Partially offsetting this increase was the decline in retail sales for CG&E.

    CG&E's retail sales decreased due to lower mcf volumes reflecting, in part, the milder weather during the first quarter of 1998, and a reduction in the number of full-service residential, commercial, and industrial customers. In addition, CG&E's transportation revenues increased as full-service customers continued the trend of purchasing gas directly from suppliers and using transportation services provided by CG&E.

OPERATING EXPENSES

	Cinergy(1)			CG&E			PSI
	1998	1997	% Change	1998	1997	% Change	1998	1997	% Change
					(in millions)
Fuel	$730	$693	5	$339	$300	13	$382	$393	(3)
Purchased and exchanged power	2,124	1,220	74	1,068	596	79	1,166	666	75
Gas purchased	895	292	207	200	266	(25)	—	—	—
Operation	784	667	18	300	308	(3)	409	345	19
Maintenance	192	177	8	93	90	3	100	86	16
Depreciation and amortization	326	307	6	191	180	6	131	127	3
Taxes other than income taxes	275	265	4	217	212	2	54	54	—

Total	$5,326	$3,621	47	$2,408	$1,952	23	$2,242	$1,671	34

(1)
The results of Cinergy also include amounts related to non-registrants.

Fuel

    The following table details the changes to fuel expense from 1997 to 1998:

	Cinergy(1)	CG&E	PSI
	(in millions)
1997 fuel expense	$693	$300	$393
Increase (Decrease) due to changes in:
Price of fuel	(23)	(4)	(19)
Deferred fuel cost	22	33	(11)
kWh generation	29	10	19
Other	9	—	—

1998 fuel expense	$730	$339	$382

(1)
The results of Cinergy also include amounts related to non-registrants.

Purchased and Exchanged Power

    Purchased and exchanged power expense increased for Cinergy, CG&E, and PSI in 1998. This increase was primarily the result of more purchases of non-firm wholesale power due to an increase in energy marketing and trading activity and an increase in the average price paid per kWh. Also in 1998, Cinergy  recognized $135 million ($73 million for CG&E, and $62 million for PSI), of unrealized losses related to our energy marketing and trading activity. (See "Market Risk Sensitive Instruments and Positions" on page 61 and Note 1(j) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 106 for discussions on our energy marketing and trading activity.)

Gas Purchased

    Gas purchased expense increased for Cinergy in 1998, primarily due to the Gas purchased expense of Marketing & Trading, an indirect subsidiary of Cinergy, that was acquired in June 1998. CG&E's Gas purchased expense decreased because of a decline in the volumes purchased, due to lower demand, and a lower average cost per mcf of gas purchased.

Operation

    Cinergy's and PSI's Operation costs increased in 1998, as compared to 1997. These increases primarily relate to a one-time charge of $80 million for the implementation of the 1989 settlement with WVPA. (See Note 18 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 144 for a discussion of the WVPA settlement.) Additionally, Cinergy's increase was also the result of additional costs related to new initiatives of the non-regulated businesses.

Maintenance

    Cinergy's and PSI's Maintenance costs increased in 1998, as compared to 1997, primarily due to increases in boiler plant maintenance costs and distribution line maintenance costs resulting from storm damage.

Depreciation and Amortization

    Cinergy's and CG&E's Depreciation and amortization costs increased in 1998, as compared to 1997. These increases primarily relate to an increase of $9 million attributable to the amortization of phase-in deferrals reflecting the PUCO-approved phase-in plan for Zimmer.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

    Cinergy's Equity in earnings of unconsolidated subsidiaries decreased $9 million (15%) in 1998, as compared to 1997. The majority of this decrease reflects a decline in the earnings of Midlands, resulting from milder weather conditions and a one-time penalty imposed (in 1998) on each electric distribution company caused by the delay in opening the electricity supply business to competition.

INTEREST

    CG&E's Interest expense decreased $14 million (12%) in 1998, as compared to 1997, due to decreases in both interest on long-term debt and other interest expense. The decrease in interest expense on long-term debt is primarily due to a net redemption of approximately $86 million of long-term debt during the period of March 1997 through December 1998. The decrease in other interest is due to a reduction in average short-term borrowings.

    PSI's Interest expense increased $5 million (6%) for 1998, as compared to 1997. Interest on long-term debt increased $9 million, due primarily to the net issuance of approximately $163 million of long-term debt during the period from March 1998 to December 1998. Offsetting this increase was a decrease in other interest expense, primarily resulting from a reduction in average short-term borrowings and lower short-term interest rates.

INCOME TAXES

    Cinergy's Income taxes decreased $96 million (45%) in 1998, as compared to 1997, due to a decrease in taxable income over the prior year and the increased utilization of foreign tax credits.

PREFERRED DIVIDEND REQUIREMENTS

    Cinergy's Preferred dividend requirements of subsidiaries and PSI's Preferred dividend requirement each decreased $6 million in 1998, as compared to 1997. These decreases resulted from PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

EXTRAORDINARY ITEM

    Extraordinary item—equity share of windfall profits tax represents the one-time charge for the windfall profits tax levied against Midlands, recorded in 1997. (See Note 17 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 144.)

FUTURE EXPECTATIONS/TRENDS

    In the "Future Expectations/Trends" section, we discuss electric and gas industry developments, market risk sensitive instruments and positions, impact of acquisitions and dispositions, inflation, and accounting changes. Each of these discussions will address the current status and potential future impact on our results of operations and financial condition.

ELECTRIC INDUSTRY

    The utility industry has traditionally operated as a regulated monopoly but is transitioning to an environment of increased wholesale and retail competition. Regulatory and legislative decisions being made at the federal and state levels aimed at promoting customer choice are shaping this transition. Customer choice provides the customer the ability to select an energy supplier (the company that generates or supplies the power), in an open and competitive marketplace. This emerging environment presents significant challenges, which are discussed below.

Wholesale Market Developments

    In 1996, the Federal Energy Regulatory Commission (FERC) issued orders to open the wholesale electric markets to competition. Competitors within the wholesale market include both utilities and non-utilities such as exempt wholesale generators, independent power producers, and power marketers. We are involved in wholesale power marketing and trading through Commodities.

    In late June 1998, and again in late July 1999, Midwest wholesale electric power markets experienced unprecedented price spikes. These price spikes were caused by a number of factors including (1) unseasonably hot weather, (2) unplanned generating unit outages, (3) transmission constraints, and (4) increased electric commodity market volatility. These simultaneous events created temporary but extreme prices in the Midwest electricity markets. As a result, during 1999 and 1998, we recorded after tax charges to income of $0.36 per share and $0.54 per share, respectively. In response to these events, we are aggressively pursuing a combination of mitigation strategies. These strategies, along with the expiration of the legacy wholesale contracts discussed below, the anticipated effects of recently enacted customer choice legislation in Ohio beginning in 2001, new contracts for additional transmission from outside the region, and general market maturation, should result in reduced exposure to the consequences of extreme weather and operating conditions and, therefore, the risk of future financial losses in 2000 and beyond.

    Supply-side Actions  On September 30, 1999, one of our non-regulated subsidiaries formed a partnership with Duke, in an effort to increase the available generating capacity for use during peak demand periods. This partnership will jointly construct and own three wholesale generating facilities to be located in southwestern Ohio, and east central and western Indiana, with total capacity of approximately 1,400 MW. These facilities will be natural gas-fired peaking stations with commercial operation anticipated for the summer of 2000. Our portion (50%) of the output will be sold to and marketed by Cinergy Capital & Trading (a wholly-owned subsidiary of Investments) or another Cinergy affiliate. We are supplementing this additional capability with block power purchases for the summer of 2000 peak period.

    Demand-side Actions  Demand on our system is expected to be reduced in future years as a result of the roll-off of existing wholesale contractual obligations and peak load management initiatives recently developed by us.

    Over the next five years, our wholesale obligations will decline from almost 3,000 MW of obligations in 1999 to about 1,000 MW in 2005. In addition to the normal expiration of contract commitments over time, we are pursuing contract restructurings with certain wholesale customers.

    Finally, Ohio's recently enacted customer choice legislation contemplates that 20% of CG&E's retail load be switched to alternative suppliers by June 2003. In its transition plan filed with the PUCO, CG&E indicated that it currently has no plans to replace these customers by acquiring new retail customers, although CG&E reserved the flexibility to replace load in the wholesale market to the extent it chooses.

    For further discussion, see the "Market Risk Sensitive Instruments and Positions" section on page 61.

Retail Market Developments

    Currently, regulatory and legislative initiatives shaping the transition to a competitive retail market are the responsibilities of the individual states. Many states, including Ohio, have enacted electric utility deregulation legislation. In general, these initiatives have sought to separate the electric utility service into its basic components (generation, transmission, and distribution) and offer each component separately for sale. This separation is referred to as unbundling of the integrated services. We currently supply (either through generation or open market purchase), transmit, and distribute electricity to all retail customers in our service area. Under the customer choice initiatives, we would continue to transmit and distribute electricity; however, the customer could purchase electricity from any available supplier. The following sections will further discuss the current status of deregulation legislation in the states of Ohio, Indiana, and Kentucky, each of which includes a portion of our service territory.

    Federal Update  The Clinton Administration has introduced a bill—the Comprehensive Electricity Competition Act—that would grant all retail electric customers the right to choose their electricity supplier beginning January 1, 2003. The legislation would allow a state regulatory authority to opt out of the retail competition system if the authority conducted a public proceeding and determined that the electric customers of that state would be better served by a monopoly system or an alternative retail competition plan. A "compromise bipartisan" deregulation bill introduced on May 26, 1999, by Representatives Largent (R-OK) and Markey (D-MA) includes similar mandates and opt out provisions with an effective date of January 1, 2002.

    Both the U.S. House of Representatives and the U.S. Senate continue to hold hearings on electric restructuring to see if consensus legislation can be developed, but it is uncertain whether federal retail customer choice legislation will be passed by this Congress.

    Ohio  On July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill, the Bill), beginning the transition to electric deregulation and customer choice for the State of Ohio. The Electric Restructuring Bill creates a competitive electric retail service market beginning January 1, 2001. The legislation provides for a market development period that begins January 1, 2001, and ends no later than December 31, 2005. Ohio electric utilities have an opportunity to recover PUCO-approved transition costs during the market development period. CG&E is seeking to recover all generation-related regulatory assets and above-market generation costs as allowable transition costs. The legislation also freezes retail electric rates during the market development period, except for a five-percent reduction in the generation component of residential rates and other potential adjustments. Furthermore, the legislation contemplates that twenty percent of the current electric retail customers will switch suppliers no later than December 31, 2003.

    The Electric Restructuring Bill required each utility supplying retail electric service in Ohio to file a comprehensive proposed transition plan with the PUCO addressing specific requirements of the legislation. CG&E filed its plan on December 28, 1999. The PUCO is required to issue a transition order no later than October 31, 2000. Consumers will be allowed to begin selecting alternative electricity suppliers beginning January 1, 2001.

    As required by the Electric Restructuring Bill, CG&E's Proposed Transition Plan (Transition Plan) is comprised of the following eight component plans:

  (1)
  Rate Unbundling Plan;

  (2)
  Corporate Separation Plan;

  (3)
  Operational Support Plan;

  (4)
  Employee Assistance Plan;

  (5)
  Consumer Education Plan;

  (6)
  Application for Receipt of Transition Revenues (Transition Revenue Plan);

  (7)
  Independent Transmission Plan; and

  (8)
  Shopping Incentive Plan.

    Rate Unbundling Plan  The Electric Restructuring Bill requires the unbundling of retail electric rates in effect on October 4, 1999. The Bill also requires creation of new tariffs that will facilitate the transition to effective customer choice.

    The CG&E Rate Unbundling Plan complies with the guidelines set forth in the legislation and separates CG&E's current retail electric rates into a transmission service component, a distribution service component, and a generation service component.

    Corporate Separation Plan  The Electric Restructuring Bill requires a corporate separation plan to ensure that a regulated utility (transmission and distribution services) will not extend any undue preference or advantage to any affiliate, division, or part of its own business engaged in competitive retail generation service. To this end, the legislation calls for the operational control of transmission assets to reside with a FERC-approved transmission entity that will not have control of any generation assets.

    To meet these requirements, CG&E's Proposed Transition Plan provides for corporate separation of competitive retail electric services and other products and services from noncompetitive retail electric services. Also, CG&E plans to transfer the operational control of its transmission assets to Midwest Independent Transmission System Operator, Inc. (Midwest ISO), a FERC-approved transmission entity.

    To further the policy goals of the legislation, CG&E has requested approval from the PUCO to establish an EWG. In order to create an EWG, CG&E must apply to the FERC for approval. Because Cinergy is a registered holding company under the PUHCA, before the FERC approves such an application, the Ohio, Indiana, and Kentucky state utility commissions must find that the transfer of CG&E's generating assets to an EWG: (1) will benefit consumers, (2) is in the public interest, and (3) does not violate state law. CG&E believes that its plan meets each of these requirements.

    Operational Support Plan  The Electric Restructuring Bill requires the submission of an operational support plan. This plan should address the operational support systems and business processes necessary to ensure a successful implementation of the customer's ability to choose its generation supplier.

    CG&E's operational support plan complies with the guidelines and requirements established by the legislation and includes the following:

  •
  the financial, technical and managerial requirements for Certified Suppliers (a certified supplier is a supplier who has applied for and received permission from the State of Ohio to market electricity to consumers);

  •
  the enrollment process for customers who choose a Certified Supplier;

  •
  the load forecasting and settlement process to ensure that Certified Suppliers are supplying the electricity needs of their retail customers; and

  •
  the metering, billing and payment processes.

    Employee Assistance Plan  The Electric Restructuring Bill requires the submission of an employee assistance plan that addresses severance, retraining, early retirement, retention, outplacement, and other assistance for utilities' employees whose employment is adversely affected by electric restructuring during the market development period (January 1, 2001 through December 31, 2005).

    To address this requirement, CG&E developed a plan for both non-union and union employees. For non-union employees, CG&E's plan describes severance and ancillary benefits. CG&E reserves the right to implement involuntary workforce reductions to achieve any reductions necessary, but intends to initially use voluntary reductions, if such reductions become necessary. For union employees, to date CG&E has met with one collective bargaining agent to discuss potential effects of restructuring on these union employees. This union membership approved a new agreement on February 4, 2000.

    Consumer Education Plan  The Electric Restructuring Bill calls for Ohio utilities to spend, in the aggregate, up to $16 million in the first year of the market development period, and $17 million throughout the remainder of the market development period, educating Ohio consumers on their opportunity to choose an alternative supplier of electricity.

    Through participation in the Ohio Electric Utility Institute (OEUI), CG&E will support a statewide consumer education plan. Additionally, CG&E has developed a comprehensive service territory-specific consumer education campaign designed to educate Ohio consumers on how to exercise their right to choose. CG&E estimates its share of the costs associated with the consumer education program will not be material. As discussed further below, CG&E is requesting full recovery of these costs.

    Application for Receipt of Transition Revenues (Transition Revenue Plan)  The Electric Restructuring Bill provides that a utility's proposed transition plan may include an application to receive transition revenues. Transition revenues are collected in two ways: (1) through the payment of the generation component of unbundled rates by customers who do not switch generation suppliers, and (2) through payment of nonbypassable transition charges by customers who switch generation suppliers. Transition costs are costs that meet the following criteria:

  •
  prudently incurred;

  •
  legitimate, net, verifiable, and directly assignable or allocable to Ohio retail electric generation consumers;

  •
  unrecoverable in a competitive market; and

  •
  CG&E would otherwise be entitled an opportunity to recover in rates as a regulated utility.

    The legislation requires that the PUCO must establish nonbypassable transition charges so that a utility has an opportunity to collect its transition revenues from customers that choose an alternative supplier during the market development period.

    CG&E filed, with its Proposed Transition Plan, a request to recover generation-related regulatory assets and other transition costs through the receipt of transition revenues, beginning January 1, 2001. CG&E is seeking recovery of two primary components of transition costs. First, CG&E is requesting recovery of the balance of the Ohio retail jurisdictional generation-related assets on the books and records as of December 31, 2000, including a return on the unamortized balance. At December 31, 1999, the balance of the generation-related assets was approximately $436 million. The projected jurisdictional balance at December 31, 2000, is approximately $364 million. CG&E is requesting recovery to continue until December 31, 2010, or until the balance, including carrying costs, is fully amortized. CG&E has proposed to recover this amount utilizing the total amount that is currently included in rates for the recovery of regulatory assets. Additionally, CG&E is requesting recovery of other transition costs during the market development period, consisting primarily of above-market generation costs. As included in CG&E's Proposed Transition Plan, the projected balance at December 31, 2000, of these above-market generation costs is approximately $563 million. The transition costs associated with any above-market generation assets represents the difference between the net investment in such assets on CG&E's books and records as of December 31, 2000, and its market value, including carrying costs. CG&E has proposed to recover this amount through an adjustment mechanism that includes a periodic update of other transition costs, revenues and charges for changes in the market price of electricity. The carrying costs on CG&E's total transition costs are estimated at $311 million.

    In addition, CG&E has requested that the costs described below be considered regulatory assets and deferred for future recovery in regulated utility rates, including carrying costs, after the market development period. These items total an estimated $116 million.

  •
  incremental costs incurred to prepare utility systems for customer choice, including computerized customer service system costs;

  •
  incremental costs incurred in presenting the Proposed Transition Plan;

  •
  incremental costs incurred for the Consumer Education Plan;

  •
  incremental costs incurred for the Independent Transmission Plan, including Midwest ISO costs;

  •
  incremental costs for CG&E's share of the PUCO's Proposed Transition Plan consultant; and

  •
  incremental costs to create an EWG.

    CG&E is requesting this ratemaking treatment because each of the above items represents direct and incremental costs of transitioning to a competitive electric industry. CG&E will need to incur these costs in order to provide a safe, efficient and reliable public utility service. These costs are neither currently included in CG&E's rates nor recoverable in a competitive environment. To the extent that the PUCO does not allow deferral of these costs, they will be expensed as incurred.

    Independent Transmission Plan  The Electric Restructuring Bill requires that a utility not own or control transmission facilities located in Ohio as of January 1, 2001, unless it belongs to and transfers control of the transmission facilities to an operational "qualifying transmission entity" that meets nine requirements as set forth in the Bill.

    To this end, CG&E has agreed to transfer functional control of its transmission facilities to the FERC-approved Midwest ISO. The requirements for FERC approval are substantially similar to the "qualifying transmission entity" test in the Bill. As a result, the FERC's approval of the Midwest ISO should satisfy the nine requirements set forth in the Bill requiring the Midwest ISO be a "qualifying transmission entity". For additional information about the Midwest ISO, see the "Midwest ISO" section on page 60.

    Shopping Incentive Plan  The Electric Restructuring Bill requires that the PUCO consider, in prescribing the transition charge for each customer class, a shopping incentive designed to induce, at a minimum, a twenty percent load switching rate by customer class halfway through the market development period, but not later than December 31, 2003.

    CG&E's Shopping Incentive Plan describes the methodologies employed in arriving at a load switching forecast and additional factors that have been considered in developing a methodology for implementing a shopping incentive designed to induce at least a twenty percent load switching by customer class by December 31, 2003.

    CG&E has further requested that, before implementing a shopping incentive credit to induce additional switching, the PUCO consider foregoing the mandatory five percent decrease in the unbundled generation component for residential customers. If switching levels remain below the twenty percent level or significantly below forecast, CG&E proposes that a shopping incentive credit then be implemented and adjusted by customer class until the twenty percent threshold has been achieved.

    Conclusion  While CG&E believes there is sound basis for the various requests made in its Proposed Transition Plan, it is currently unable to predict the extent to which the Proposed Transition Plan will be approved and its resulting effect on results of operations, cash flows, and financial position. CG&E is seeking to recover all generation-related regulatory assets and above-market generation costs as allowable transition costs. CG&E believes its current accounting for regulatory assets has been consistent with the regulatory orders issued by the PUCO and that such costs should be recovered in future rates. However, to the extent requested recovery of generation-related regulatory assets is disallowed or generating assets are financially impaired, CG&E will be required to recognize a loss under generally accepted accounting principles. With regard to these assets, CG&E will continue to apply Statement No. 71 until the effect of deregulation is estimable.

    Indiana  In January 1999, electric deregulation legislation was introduced into the Indiana General Assembly. Proposed and supported by a group of large industrial customers, this legislation did not pass in the 1999 session of the Indiana General Assembly. Due to a "short session" in 2000, the Indiana General Assembly is not expected to consider any electric deregulation initiatives. We will continue to work with the other Indiana investor-owned utilities in an effort to draft acceptable customer choice legislation. The outcome of this effort remains uncertain.

    Kentucky  Throughout 1999, a special Kentucky Electricity Restructuring Task Force, convened by the Kentucky legislature, studied the issues of electric deregulation. In January 2000, the Task Force issued a final report to Kentucky Governor Paul Patton recommending that lawmakers wait until the 2002 General Assembly before considering any deregulation legislation that would open the state's electric industry to competition.

Other

    Our operating companies currently apply the provisions of Statement 71. Statement 71 applies to the financial statements of a rate-regulated company. The provisions allow our operating companies to capitalize (record as a deferred asset) costs that would normally be charged to expense. These costs are classified as regulatory assets in the accompanying financial statements and the majority have been approved by regulators for future recovery from customers through our rates. As of December 31, 1999, our operating companies have $1,055 million of net regulatory assets, of which $956 million have been approved for recovery.

    As of December 31, 1999, our regulated operations continue to meet each of the criteria required for the use of Statement 71. However, as states implement deregulation legislation, the application of Statement 71 will need to be reviewed. This potential change in accounting practice could create future extraordinary losses to the extent these regulatory assets are determined not to be recoverable. The effect of the discontinuance of Statement 71 on the results of operations, cash flows, or statements of position cannot be determined until deregulation legislation plans have been approved by each state in which we do business. See "Ohio" section of "Retail Market Developments" on page 54 for details of how the Ohio deregulation legislation plan could affect our application of Statement 71.

Midwest ISO

    As part of the effort to create a competitive wholesale power marketplace, the FERC approved the formation of the Midwest ISO during 1998. The Midwest ISO will oversee the combined transmission systems of its members. The organization is expected to begin operations in late 2001. This effort will help to facilitate a reliable and efficient market for electric power and create open transmission access consistent with FERC policies. The Midwest ISO currently includes 14 members with over 69,000 miles of transmission lines in 16 states and an aggregate investment of over $8.5 billion. In December 1999, the Midwest ISO announced plans to combine operations with the Mid-Continent Power Pool and the Southwest Power Area Pool.

Repeal of PUHCA

    Various proposals to repeal or amend the PUHCA are pending before Congress. In February 1999, the Senate Banking, Housing and Urban Affairs Committee reported out of committee S.313, a bill to repeal the PUHCA. S.313 is awaiting action by the full Senate. In June 1999, H.R.2363, a bill to repeal the PUHCA was introduced in the U.S. House of Representatives as a companion to S.313. H.R.2363 is awaiting action by the House Commerce Committee.

    The Clinton Administration has introduced legislation which repeals the PUHCA as part of a broader restructuring of the electricity industry. In October 1999, the House Subcommittee on Energy and Commerce reported out to the full House Commerce Committee H.R.2944, which would also repeal the PUHCA as part of a broader restructuring of the electricity industry. We support the repeal of the PUHCA either as part of broader restructuring of the electricity industry or as separate legislation.

Significant Rate Developments

    Purchased Power Tracker  On May 28, 1999, PSI filed a petition with the Indiana Utility Regulatory Commission (IURC) seeking approval of a purchased power tracking mechanism (tracker). This request is designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause. The tracker is intended to apply to a limited number of purchases made for the purpose of ensuring adequate power reserves to meet peak retail native load requirements, which in recent years have coincided with periods of extreme price volatility. As proposed by PSI, the tracker would only apply to capacity purchases which are presented to the IURC for review and approval as to reasonableness under the circumstances.

    A hearing on this request was completed on December 9, 1999. An order is expected by the second quarter of 2000.

    Coal Gasification  PSI and Dynegy, Inc. (Dynegy, formerly Destec) entered into a 25-year contract for the provision of coal gasification services beginning in November 1995. The agreement required PSI to pay Dynegy a base monthly fee including certain monthly operating expenses. PSI received authorization in the September 1996 Order (an IURC order issued in September 1996 on PSI's retail rate proceeding) for the inclusion of these costs in retail rates. In addition, PSI  received authorization to defer, for subsequent recovery in retail rates, the base monthly fees and expenses incurred prior to the effective date of the September 1996 Order.

    During the third quarter of 1998, PSI reached an agreement with Dynegy to purchase the remainder of its 25-year contract for coal gasification services. The settlement agreement specified a purchase price of $247 million.

    In anticipation of the buyout, PSI and the Indiana Office of Utility Consumer Counselor (UCC) came to a settlement agreement with respect to the proper ratemaking treatment of the buyout fee and other buyout implementation costs in June 1999. The agreement provides for PSI's retail electric rates to be decreased to eliminate jurisdictional costs associated with the gasification services agreement. In order to offset the buyout costs of the contract, the agreement allows PSI to recover the retail electric jurisdictional portion of the buyout fee and the associated buyout implementation costs through its rates with carrying costs on unrecovered amounts, over an eighteen-year period. In September 1999, the IURC approved the settlement agreement. In September 1999, PSI recorded a regulatory asset to reflect the buyout fee and the associated buyout implementation costs. In October 1999, PSI issued $265 million in debentures due in 2007 to fund the buyout of the remaining term of the contract and for the estimated cost of plant modifications to allow the use of natural gas.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Energy Commodities Sensitivity

    The transactions associated with Commodities' energy marketing and trading activities give rise to various risks, including market risk. Market risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. As Commodities continues to develop its energy marketing and trading business (and due to its substantial investment in generation assets), its exposure to movements in the price of electricity and other energy commodities may become greater. As a result, we may be subject to increased future earnings volatility.

    The energy marketing and trading activities of Commodities principally consist of CG&E's and PSI's power marketing and trading operations. These operations market and trade over-the-counter (an informal market where the buying/selling of commodities occurs) contracts for the purchase and sale of electricity primarily in the Midwest region of the U.S.. The power marketing and trading operation consists of both physical and trading activities. Transactions are designated as a physical activity when there is intent and ability to physically deliver the power from company-owned generation. All other transactions are considered trading activities. Substantially all of the contracts in both the physical and trading portfolios commit us to purchase or sell electricity at fixed prices in the future. Commodities also markets and trades over-the-counter option contracts. Substantially all of the contracts in the physical portfolio require settlement by physical delivery of electricity. Contracts within the trading portfolio generally require settlement by physical delivery or are netted out in accordance with industry trading standards. The use of these types of physical commodity instruments is designed to allow Commodities to (1) manage and hedge contractual commitments, (2) reduce exposure relative to the volatility of cash market prices, and (3) take advantage of selected arbitrage opportunities.

    Commodities structures and modifies its net position to capture the following:

  •
  expected changes in future demand;

  •
  seasonal market pricing characteristics;

  •
  overall market sentiment; and

  •
  price relationships between different time periods and trading regions.

    At times a net open position is created or is allowed to continue when Commodities believes future changes in prices and market conditions may possibly result in profitable positions. Position imbalances can also occur due to the basic lack of liquidity in the wholesale power market. The existence of net open positions can potentially result in an adverse impact on our financial condition or results of operations. This potential adverse impact could be realized if the market price of electric power does not react in the manner or direction expected.

    Commodities measures the market risk inherent in the trading portfolio employing value-at-risk analysis and other methodologies, which utilize forward price curves in electric power markets to quantify estimates of the magnitude and probability of potential future losses related to open contract positions. Value-at-risk is a statistical measure used to quantify the potential loss in fair value of the trading portfolio over a particular period of time, with a specified likelihood of occurrence, due to an adverse market movement. Because most of the contracts in the physical portfolio require physical delivery of electricity and generally do not allow for net cash settlement, these contracts are not included in the value-at-risk analysis.

    Our value-at-risk is reported as a percentage of operating income, based on a 95% confidence interval, utilizing one-day holding periods. This means that on a given day (one-day holding period) there is a 95% chance (confidence interval) that our trading portfolio will lose less than the stated percentage of operating income. We disclose our value-at-risk for power activities as a percent of consolidated operating income for a one-day basis at December 31, the average one-day basis at the end of each quarter, and the daily basis at December 31 of each year. On a one-day basis as of December 31, 1999, the value-at-risk for the power trading activity was less than 1% of 1999 consolidated operating income and as of December 31, 1998, was less than 1% of 1998 consolidated operating income. On a one-day basis at the end of each quarter, the value-at-risk for the power trading activity was less than 1% of consolidated operating income in 1999, and less than 2% in 1998. The daily value-at-risk for the power trading portfolio as of December 31, 1998, was less than 1% of 1999 consolidated operating income and as of December 31, 1997, was also less than 1% of 1998 consolidated operating income. The value-at-risk model uses the variance-covariance statistical modeling technique and historical volatilities and correlations over the past 200-day period. The estimated market prices used to value these transactions for value-at-risk purposes reflect the use of established pricing models and various factors including quotations from exchanges and over-the-counter markets, price volatility factors, the time value of money, and location differentials.

    Commodities, through some of our non-regulated subsidiaries, actively markets physical natural gas and actively trades derivative commodity instruments which are usually settled in cash, including forwards, futures, swaps, and options. The aggregated value-at-risk amounts associated with these other trading and hedging activities were less than $2 million as of December 31, 1999, and less than $1 million at December 31, 1998. The market risk exposures of these non-regulated trading activities is not considered significant to our financial condition or results of operations.

    Credit Risk  Credit risk is the exposure to economic losses that would occur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. Specific components of credit risk include counterparty default risk, collateral risk, concentration risk, and settlement risk.

    Our concentration of credit risk with respect to Delivery's trade accounts receivable from electric and gas retail customers is limited. The large number of customers and the diversified customer base of residential, commercial, and industrial customers significantly reduce our credit risk. Contracts within the physical portfolio of Commodities' power marketing and trading operations are primarily with traditional electric cooperatives and municipalities and other investor-owned utilities. At December 31, 1999, we do not believe we have significant exposure to credit risk with our trade accounts receivable within Delivery and our physical portfolio within Commodities.

    Contracts within the trading portfolio of Commodities' power marketing and trading operations are primarily with power marketers and other investor-owned utilities. As of December 31, 1999, approximately 75% of the activity within the trading portfolio represent commitments with 10 counterparties, compared to 10 counterparties representing approximately 73% of the activity at

December 31, 1998. The majority of these contracts are for terms of one year or less. Counterparty credit exposure within the power-trading portfolio is routinely factored into the mark-to-market valuation. As a result of the extreme volatility experienced in the Midwest power markets during 1998, several new entrants into the market experienced financial difficulties and failed to perform their contractual obligations. This resulted in us recording bad debt provisions of approximately $13 million with respect to settled transactions. At December 31, 1999, our exposure to credit risk within the power-trading portfolio is not believed to be significant. As the competitive electric power market continues to develop, counterparties will increasingly include new market entrants, such as other power marketers, brokers, and commodity traders. This increased level of new market entrants, as well as competitive pressures on existing market participants, could increase Commodities' exposure to credit risk with respect to its power marketing and trading operation.

    As of December 31, 1999, approximately one-third of the activity within the physical gas marketing and trading portfolio represents commitments with 10 counterparties, compared to 10 counterparties representing approximately 37% of the activity at December 31, 1998. Credit risk losses related to gas and other commodity physical and trading operations have not been significant. At December 31, 1999, the credit risk within the gas and other commodity trading portfolios is not believed to be significant because of the characteristics of counterparties and customers with which transactions are executed.

    Potential exposure to credit risk also exists from our use of financial derivatives such as currency swaps, foreign exchange forward contracts, and interest rate swaps. Because these financial instruments are transacted only with highly rated financial institutions, we do not anticipate nonperformance by any of the counterparties.

    Risk Management  We manage, on a portfolio basis, the market risks in our energy marketing and trading transactions subject to parameters established by our Risk Policy Committee. Our market and credit risks are monitored by the risk management and credit functions to ensure compliance with stated risk management policies and procedures. These functions operate independently from the business units which originate and actively manage the market and credit risk exposures. The policies and procedures are periodically reviewed and monitored to ensure their responsiveness to changing market and business conditions. In addition, efforts are ongoing to develop systems to improve the timeliness and quality of market and credit risk information.

    We have a risk management function and have implemented active risk management policies and procedures. These policies and procedures allow us to manage and minimize corporate and business unit exposure to: price risks and associated volatilities, credit risks, and other market risks. We also maintain counterparty credit policies to manage and minimize our exposure to credit risk.

    These policies include:

  •
  requiring parent company guarantees, under certain circumstances;

  •
  various forms of collateral, under certain circumstances; and

  •
  the use of mutual netting/closeout agreements.

Exchange Rate Sensitivity

    From time to time, we may utilize foreign exchange forward contracts and currency swaps to hedge certain of our net investments in foreign operations. These contracts and swaps allow us to hedge our position against currency exchange rate fluctuations.

    Through our investments in Midlands, we had exposure to fluctuations in the U.S. dollar/United Kingdom pound sterling exchange rate. We used dollar denominated variable interest rate debt to fund the investment and hedged our exposure through a currency swap. On July 15, 1999, we sold our 50% ownership interest in Avon Energy to GPU, as discussed in Note 10 of the "Notes to Financial

Statements" in "Item 8. Financial Statements and Supplementary Data" on page 126. As a result of this transaction, we terminated the hedging contracts related to the investment.

    We also have exposure to fluctuations in the U.S. dollar/Czech koruna rate through our investments in the Czech Republic. We have historically hedged the exchange rate exposure related to certain of the Czech koruna denominated investments through foreign exchange forward contracts. However, during the second quarter of 1999, we settled these forward exchange contracts. The settlement costs were not material. The remaining foreign exchange hedging contracts are not significant.

    Exposure to fluctuations in exchange rates between the U.S. dollar and the currencies of foreign countries where we have investments do exist. When it is appropriate we will hedge our exposure to cash flow transactions, such as a dividend payment by one of our foreign subsidiaries. At December 31, 1999, we do not believe we have a material exposure to the currency risk attributable to these investments.

Interest Rate Sensitivity

    Our exposure to changes in interest rates consists of short-term debt instruments, pollution control debt, sale of accounts receivable, and the Woodsdale capital lease. The following table reflects the different instruments used and the method of benchmarking interest rates, as of December 31, 1999, and 1998:

	Interest Benchmark		1999	1998
			(in millions)
Short-term Bank Loans/Commercial Paper	• Short-term Money Market	Cinergy	$283	$637
	• LIBOR(1)	CG&E	51	5
		PSI	150	90
Pollution Control Debt	• Daily Market	Cinergy	267	267
		CG&E	184	184
		PSI	83	83
Sale of Accounts Receivable	• Short-term Money Market	Cinergy	257	253
		CG&E	157	166
		ULH&P	21	16
		PSI	100	87
Woodsdale Capital Lease	• LIBOR(1)	Cinergy	22	22
		CG&E	22	22

(1) London Inter-Bank Offered Rate (LIBOR)

    The weighted-average interest rates on the above instruments at December 31, 1999, and 1998, were as follows:

	1999	1998
Short-term Bank Loans/Commercial Paper	6.2%	6.0%
Pollution Control Debt	4.1%	4.0%
Sale of Accounts Receivable	6.1%	6.0%
Woodsdale Capital Lease	5.3%	5.3%

    Current forward yield curves project an increase in applicable short-term interest rates over the next five years.

    The following table presents principal cash repayments by maturity date and other selected information for each registrant's long-term fixed-rate debt, other debt, and capital lease obligations as of December 31, 1999:

	Expected Maturity Date
Liabilities	2000	2001	2002	2003	2004	There- after	Total	Fair Value
	(in millions)
Cinergy
Long-term Debt(1)	$132 (6)	$90 (4)	$124	$177 (5)	$311	$2,177	$3,011	$2,798
Weighted-average interest rate(2)	6.2%	5.2%	7.3%	6.2%	6.2%	7.0%	6.8%
Other(3)	$.9	$1.0	$1.1	$1.3	$1.5	$16.6	$22.4	$22.4
Weighted-average interest rate(2)	8.4%	8.4%	8.4%	8.4%	8.4%	8.4%	8.4%
Capital Lease
Fixed rate	$.7	$.7	$.8	$.8	$.9	$6.1	$10.0	$10.0
Interest rate	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%
Variable rate	—	$22	—	—	—	—	$22	$22
Weighted-average interest rate(2)	—	5.3%	—	—	—	—	5.3%

CG&E and subsidiaries
Long-term Debt(1)	—	$1	$100	$120 (5)	$110	$878	$1,209	$1,065
Weighted-average interest rate(2)	—	9.8%	7.3%	6.3%	6.5%	6.9%	6.8%
Capital Lease
Fixed rate	$.3	$.3	$.3	$.4	$.4	$2.6	$4.3	$4.3
Interest rate	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%
Variable rate	—	$22	—	—	—	—	$22	$22
Weighted-average interest rate(2)	—	5.3%	—	—	—	—	5.3%

PSI
Long-term Debt(1)	$132 (6)	$89 (4)	$24	$57	$1	$949	$1,252	$1,215
Weighted-average interest rate(2)	6.0%	5.2%	7.6%	5.9%	6.0%	7.3%	7.0%
Capital Lease
Fixed rate	$.4	$.4	$.4	$.5	$.5	$3.5	$5.7	$5.7
Interest rate	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%

ULH&P
Long-term Debt(1)	—	—	—	$20	—	$55	$75	$71
Weighted-average interest rate(2)	—	—	—	6.1%	—	7.3%	7.0%
Capital Lease
Fixed rate	$.1	$.1	$.1	$.1	$.1	$.5	$1.0	$1.0
Interest rate	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%

(1)
All long-term debt is fixed rate and includes amounts reflected as long-term debt due within one year.

(2)
The weighted-average interest rate is calculated as follows: (1) for long-term debt obligations, the weighted-average interest rate is based on the coupon rates of the debt that is maturing in the year reported; (2) for the variable rate capital leases, the interest rate is based on a spread over 3-month LIBOR, and averaged to be approximately 6% in 1999; (3) for the fixed rate capital leases, the interest rate is fixed at 6.71% with an amortizing principal structure; and (4) for the Foote Creek III Investment, the interest rate is based on a spread over 6- and 12-month LIBOR.

(3)
Variable rate debt related to an investment under Global Resources.

(4)
6.00% Debentures due December 14, 2016, reflected as maturing in 2001, as the interest rate resets on December 14, 2001.

(5)
6.35% Debentures due June 15, 2038, reflected as maturing in 2003, as the interest rate resets on June 15, 2003.

(6)
6.35% Debentures due November 15, 2006, reflected as maturing in 2000, as the Debentures are putable back to PSI on November 15, 2000.

    Our current policy in managing exposure to fluctuations in interest rates is to maintain 25% of the total amount outstanding debt in floating interest rate debt instruments. To help maintain this level of exposure, we have previously entered into interest rate swaps. Under these swaps, we have agreed with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated on an agreed notional principal amount. When less than 25% of the outstanding debt had floating interest rates, we entered into swaps whereby we would receive a fixed rate and pay a floating rate. When more than 25% of the outstanding debt had fixed interest rates, we entered into swaps that allowed us to receive a floating rate while paying a fixed rate. At December 31, 1999, the composition of our debt consisted of slightly less than 25% of the outstanding amount having floating interest rates. PSI has an outstanding interest rate swap agreement that will increase this percentage of floating rate debt in the second half of 2000. Under the agreement, which has a notional amount of $100 million, PSI will pay a floating rate and receive a fixed rate for a six month period. The floating rate will be based on a short-term money market index. At December 31, 1999, the fair value of this interest rate swap was not significant. In the future, we will continually monitor market conditions to evaluate whether to increase, or decrease, our level of exposure to fluctuations in interest rates.

GAS INDUSTRY

Legislation

Customer Choice In November 1997, the State of Ohio commenced a customer choice program for the gas utility industry. This voluntary program gives residential and small commercial customers the opportunity to select their own gas supplier. Approximately two-thirds of the gas customers in the State of Ohio are eligible to participate. This program excludes large industrial, commercial, and educational institution customers because they already have the ability to select their own gas supplier.

    Although the gas supplier may vary by customer, CG&E continues to provide gas transportation services for substantially all customers within its franchise territory.

Regulations

PUCO Order In 1996, the PUCO approved an overall increase in gas revenues of 2.5%, or $9.3 million annually, for CG&E. In establishing the rate increase, the PUCO excluded certain requests made by CG&E. In April 1997, CG&E filed a notice of appeal with the Supreme Court of Ohio to challenge the PUCO decisions. On July 7, 1999, the Supreme Court issued a ruling on the appeal. The ruling resulted in a revision in rates generating a $3 million increase in annual revenues for CG&E, which represents less than a one percent increase in retail rates. The implementation of this incremental rate change began in the third quarter of 1999.

IMPACT OF ACQUISITIONS AND DISPOSITIONS

Acquisitions

    During 1999, we invested an additional $309 million in consolidated and unconsolidated subsidiaries, the most significant of which is the partnership with Duke. The Duke partnership is discussed in the "Wholesale Market Developments" section on page 53.

Dispositions

    During 1999, we sold our 50% ownership interest in Avon Energy to GPU. See Note 10 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" on page 126 for an additional discussion of this sale.

INFLATION

    We believe that the recent inflation rates do not materially impact our financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

ACCOUNTING CHANGES

    During the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). This standard requires companies to record derivative instruments as assets or liabilities, measured at fair value. Changes in the derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Hedges are transactions entered into for the purpose of reducing exposure to one or more types of business risk. Gains and losses on derivatives that qualify as hedges can offset related results on the hedged item in the income statement.

    This standard, as subsequently amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (Statement 137), is effective for fiscal years beginning after June 15, 2000. The purpose of Statement 137 was to delay the effective date of Statement 133 by one year. We expect to reflect the adoption of this standard in financial statements issued beginning in the first quarter of 2001. In recognition of the complexity of this new standard, the Derivatives Implementation Group has been formed by the FASB. In preparation for our implementation of this new standard, we have formed a cross-functional project team. The project team is identifying and analyzing all contracts which could be subject to the new standard, developing required documentation, defining relevant processes and information systems needs, and promoting internal awareness of the requirements and potential effects of the new standard. While we continue to analyze and follow the development of implementation guidelines, at this time we are unable to predict whether the implementation of this accounting standard will be material to our results of operations or financial position. However, the adoption of Statement 133 could increase volatility in earnings and other comprehensive income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Reference is made to the "Market Risk Sensitive Instruments and Positions" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 61.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Board of Directors of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company:

    We have audited the financial statements of Cinergy Corp. (a Delaware Corporation), The Cincinnati Gas & Electric Company (an Ohio Corporation), PSI Energy, Inc. (an Indiana Corporation), and The Union Light, Heat and Power Company (a Kentucky Corporation), as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, as listed in the index on page 70. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its energy trading and risk management activities effective December 31, 1998.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on page 70 pursuant to Item 14, are presented for purposes of complying with the Securities and Exchange Commissions Rules and Regulations under the Securities Exchange Act of 1934 and are not a required part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Cincinnati, Ohio
January 26, 2000

CINERGY CORP.
AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

	1999	1998	1997
	(in thousands, except per share amounts)
Operating Revenues
Electric	$4,312,899	$4,763,289	$3,861,698
Gas	1,596,146	1,099,629	519,536
Other	28,843	48,373	5,867

Total Operating Revenues	5,937,888	5,911,291	4,387,101
Operating Expenses
Fuel and purchased and exchanged power	2,260,297	2,853,866	1,912,793
Gas purchased	1,383,993	894,945	292,138
Operation and maintenance	981,054	976,289	843,887
Depreciation and amortization	353,820	326,492	306,922
Taxes other than income taxes	265,501	274,635	265,693

Total Operating Expenses	5,244,665	5,326,227	3,621,433
Operating Income	693,223	585,064	765,668
Equity in Earnings of Unconsolidated Subsidiaries	58,021	51,484	60,392
Gain on Sale of Investment in Unconsolidated Subsidiary (Note 10)	99,272	—	—
Miscellaneous—Net	2,031	(8,289)	(1,534)
Interest	234,778	243,587	236,319

Income Before Taxes	617,769	384,672	588,207
Income Taxes (Note 11)	208,671	117,187	213,000
Preferred Dividend Requirements of Subsidiaries	5,457	6,517	12,569

Net Income Before Extraordinary Item	$403,641	$260,968	$362,638
Extraordinary Item—Equity Share of Windfall Profits Tax (Less Applicable Income Taxes of $0) (Note 17)	—	—	(109,400)

Net Income	$403,641	$260,968	$253,238

Average Common Shares Outstanding	158,863	158,238	157,685
Earnings Per Common Share (Note 16)
Net income before extraordinary item	$2.54	$1.65	$2.30
Net Income	$2.54	$1.65	$1.61
Earnings Per Common Share—Assuming Dilution (Note 16)
Net income before extraordinary item	$2.53	$1.65	$2.28
Net income	$2.53	$1.65	$1.59
Dividends Declared Per Common Share	$1.80	$1.80	$1.80

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31
	1999	1998
	(dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$81,919	$100,154
Restricted deposits	628	3,587
Notes receivable	481	64
Accounts receivable less accumulated provision for doubtful accounts of $26,811 at December 31, 1999, and $25,622 at December 31, 1998 (Note 6)	706,068	580,305
Materials, supplies, and fuel—at average cost	205,749	202,747
Energy risk management assets (Note 1(j))	131,145	283,924
Prepayments and other	77,701	74,849

Total Current Assets	1,203,691	1,245,630
Utility Plant—Original Cost
In service
Electric	9,414,744	9,222,261
Gas	824,427	786,188
Common	189,124	186,364

Total	10,428,295	10,194,813
Accumulated depreciation	4,259,877	4,040,247

Total	6,168,418	6,154,566
Construction work in progress	249,054	189,883

Total Utility Plant	6,417,472	6,344,449
Other Assets
Regulatory assets (Note 1(c))	1,055,012	970,767
Investments in unconsolidated subsidiaries (Note 10)	358,853	574,401
Energy risk management assets (Note 1(j))	26,624	73,662
Other	555,296	478,472

Total Other Assets	1,995,785	2,097,302
Total Assets	$9,616,948	$9,687,381

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

	December 31
	1999	1998
	(dollars in thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$734,937	$668,860
Accrued taxes	219,266	228,347
Accrued interest	49,354	51,679
Notes payable and other short-term obligations (Note 5)	550,194	903,700
Long-term debt due within one year (Note 4)	31,000	136,000
Energy risk management liabilities (Note 1(j))	126,682	398,538
Other	76,774	93,376

Total Current Liabilities	1,788,207	2,480,500
Non-Current Liabilities
Long-term debt (Notes 4 and 18)	2,989,242	2,604,467
Deferred income taxes (Note 11)	1,174,818	1,091,075
Unamortized investment tax credits	147,550	156,757
Accrued pension and other postretirement benefit costs (Note 9)	355,917	315,147
Energy risk management liabilities (Note 1(j))	132,041	107,194
Other	282,855	298,370

Total Non-Current Liabilities	5,082,423	4,573,010

Total Liabilities	6,870,630	7,053,510
Cumulative Preferred Stock of Subsidiaries (Note 3) Not subject to mandatory redemption	92,597	92,640
Common Stock Equity (Note 2)
Common Stock—$.01 par value; authorized shares—600,000,000; outstanding shares—158,923,399 in 1999 and 158,664,532 in 1998	1,589	1,587
Paid-in capital	1,597,554	1,595,237
Retained earnings	1,064,319	945,214
Accumulated other comprehensive income (loss)	(9,741)	(807)

Total Common Stock Equity	2,653,721	2,541,231
Commitments and Contingencies (Note 12)
Total Liabilities and Shareholders' Equity	$9,616,948	$9,687,381

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stock Equity
	(dollars in thousands)
1997
Beginning balance	$1,577	$1,590,735	$993,526	$(1,384)	$2,584,454
Comprehensive income:
Net income			253,238		253,238
Other comprehensive income (loss), net of tax effect of $1,595
Foreign currency translation adjustment				(394)	(394)
Minimum pension liability adjustment				(1,083)	(1,083)

Total comprehensive income					251,761
Issuance of 65,529 shares of common stock—net		2,066			2,066
Treasury shares purchased	(11)	(46,199)			(46,210)
Treasury shares reissued	11	21,975			21,986
Dividends on common stock (see page 73 for per share amounts)			(283,866)		(283,866)
Other		4,487	4,522		9,009

Ending balance	$1,577	$1,573,064	$967,420	$(2,861)	$2,539,200
1998
Comprehensive income:
Net income			260,968		260,968
Other comprehensive income (loss), net of tax effect of $(1,813)
Foreign currency translation adjustment				2,160	2,160
Minimum pension liability adjustment				(106)	(106)

Total comprehensive income					263,022
Issuance of 919,874 shares of common stock—net	10	30,225			30,235
Treasury shares purchased	(3)	(8,205)			(8,208)
Treasury shares reissued	3	12,455			12,458
Dividends on common stock (see page 73 for per share amounts)			(284,703)		(284,703)
Other		(12,302)	1,529		(10,773)

Ending balance	$1,587	$1,595,237	$945,214	$(807)	$2,541,231
1999
Comprehensive income:
Net income			403,641		403,641
Other comprehensive income (loss), net of tax effect of $5,833
Foreign currency translation adjustment				(9,781)	(9,781)
Minimum pension liability adjustment				(1,239)	(1,239)
Unrealized gains on grantor and rabbi trusts				2,086	2,086

Total comprehensive income					394,707
Issuance of 258,867 shares of common stock—net	2	6,720			6,722
Treasury shares purchased		(233)			(233)
Treasury shares reissued		3,660			3,660
Dividends on common stock (see page 73 for per share amounts)			(284,545)		(284,545)
Other		(7,830)	9		(7,821)

Ending balance	$1,589	$1,597,554	$1,064,319	$(9,741)	$2,653,721

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	1999	1998	1997
	(dollars in thousands)
Operating Activities
Net income	$403,641	$260,968	$253,238
Items providing or (using) cash currently:
Depreciation and amortization	353,820	326,492	306,922
Wabash Valley Power Association, Inc. settlement	—	80,000	—
Deferred income taxes and investment tax credits—net	96,067	(107,835)	67,638
Unrealized (gain) loss from energy risk management activities	(47,192)	135,000	15,000
Equity in earnings of unconsolidated subsidiaries	(44,904)	(45,374)	(35,239)
Gain on sale of investment in unconsolidated subsidiary	(99,272)	—	—
Allowance for equity funds used during construction	(3,633)	(1,668)	(98)
Regulatory assets—net	(203,224)	46,856	33,605
Extraordinary item—equity share of windfall profits tax	—	—	109,400
Changes in current assets and current liabilities:
Restricted deposits	2,959	(1,268)	(598)
Accounts and notes receivable	(118,561)	(45,811)	(217,157)
Materials, supplies, and fuel	(3,002)	(33,484)	21,817
Accounts payable	61,590	44,535	183,296
Accrued taxes and interest	(11,406)	46,371	(21,414)
Other items—net	(44,265)	19,226	17,168

Net cash provided by operating activities	342,618	724,008	733,578
Financing Activities
Change in short-term debt	(353,506)	(245,413)	191,811
Issuance of long-term debt	829,948	785,554	100,062
Redemption of long-term debt	(553,191)	(384,520)	(336,312)
Retirement of preferred stock of subsidiaries	(34)	(85,299)	(16,269)
Issuance of common stock	6,722	3,724	2,066
Dividends on common stock	(285,925)	(283,884)	(283,866)

Net cash used in financing activities	(355,986)	(209,838)	(342,508)
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(386,293)	(368,609)	(328,055)
Acquisition of businesses (net of cash acquired)	(24,500)	(63,412)	—
Investments in unconsolidated subsidiaries	(284,343)	(35,305)	(29,032)
Sale of investment in unconsolidated subsidiary	690,269	—	—

Net cash used in investing activities	(4,867)	(467,326)	(357,087)
Net increase (decrease) in cash and cash equivalents	(18,235)	46,844	33,983
Cash and cash equivalents at beginning of period	100,154	53,310	19,327

Cash and cash equivalents at end of period	$81,919	$100,154	$53,310

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$232,019	$236,982	$241,349
Income taxes	$130,179	$179,677	$140,655

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	1999	1998	1997
	(dollars in thousands)
Operating Revenues
Electric	$2,174,861	$2,452,692	$1,956,256
Gas	376,013	403,431	495,620

Total Operating Revenues	2,550,874	2,856,123	2,451,876
Operating Expenses
Fuel and purchased and exchanged power	1,066,490	1,407,136	896,025
Gas purchased	171,997	199,683	266,123
Operation and maintenance	416,257	392,841	398,336
Depreciation and amortization	204,468	191,109	180,191
Taxes other than income taxes	212,193	217,691	211,303

Total Operating Expenses	2,071,405	2,408,460	1,951,978
Operating Income	479,469	447,663	499,898
Miscellaneous—Net	(2,480)	(1,291)	(6,156)
Interest	99,737	102,238	115,828

Income Before Taxes	377,252	344,134	377,914
Income Taxes (Note 11)	143,676	128,322	138,761

Net Income	$233,576	$215,812	$239,153
Preferred Dividend Requirement	856	858	868

Net Income Applicable to Common Stock	$232,720	$214,954	$238,285

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	1999	1998
	(dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$9,554	$26,989
Restricted deposits	132	1,172
Notes receivable from affiliated companies	—	84,358
Accounts receivable less accumulated provision for doubtful accounts of $16,740 at December 31, 1999, and $17,607 at December 31, 1998 (Note 6)	279,591	205,060
Accounts receivable from affiliated companies	12,718	22,636
Materials, supplies, and fuel—at average cost	98,999	115,294
Energy risk management assets (Note 1(j))	63,926	141,962
Prepayments and other	35,527	40,158

Total Current Assets	500,447	637,629
Utility Plant—Original Cost
In service
Electric	4,875,633	4,806,958
Gas	824,427	786,188
Common	189,124	186,364

Total	5,889,184	5,779,510
Accumulated depreciation	2,279,587	2,147,298

Total	3,609,597	3,632,212
Construction work in progress	153,229	119,993

Total Utility Plant	3,762,826	3,752,205
Other Assets
Regulatory assets (Note 1(c))	536,224	627,036
Energy risk management assets (Note 1(j))	7,368	36,831
Other	109,753	100,061

Total Other Assets	653,345	763,928

Total Assets	$4,916,618	$5,153,762

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	1999	1998
	(dollars in thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$253,115	$282,743
Accounts payable to affiliated companies	65,256	13,166
Accrued taxes	136,118	151,455
Accrued interest	17,375	20,571
Notes payable and other short-term obligations (Note 5)	234,702	189,283
Notes payable to affiliated companies	60,360	17,020
Long-term debt due within one year (Note 4)	—	130,000
Energy risk management liabilities (Note 1(j))	60,478	199,269
Other	25,468	26,422

Total Current Liabilities	852,872	1,029,929
Non-Current Liabilities
Long-term debt (Note 4)	1,205,916	1,219,778
Deferred income taxes (Note 11)	720,168	771,145
Unamortized investment tax credits	104,655	110,801
Accrued pension and other postretirement benefit costs (Note 9)	154,718	146,361
Energy risk management liabilities (Note 1(j))	57,644	53,597
Other	140,794	134,991

Total Non-Current Liabilities	2,383,895	2,436,673

Total Liabilities	3,236,767	3,466,602
Cumulative Preferred Stock (Note 3)
Not subject to mandatory redemption	20,686	20,717
Common Stock Equity (Note 2)
Common Stock—$8.50 par value; authorized shares—120,000,000; outstanding shares—89,663,086 in 1999 and 1998	762,136	762,136
Paid-in capital	562,851	553,926
Retained earnings	335,144	351,505
Accumulated other comprehensive income (loss)	(966)	(1,124)

Total Common Stock Equity	1,659,165	1,666,443
Commitments and Contingencies (Note 12)
Total Liabilities and Shareholder's Equity	$4,916,618	$5,153,762

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)		Total Common Stock Equity
	(dollars in thousands)
1997
Beginning balance	$762,136	$536,276	$247,403	$		$1,545,815
Comprehensive income:
Net income			239,153			239,153
Other comprehensive income (loss), net of tax effect of $404
Minimum pension liability adjustment					(750)	(750)

Total comprehensive income						238,403
Dividends on preferred stock			(871)			(871)
Dividends on common stock			(170,400)			(170,400)
Other		(1,627)	(732)			(2,359)

Ending balance	$762,136	$534,649	$314,553		$(750)	$1,610,588
1998
Comprehensive income:
Net income			215,812			215,812
Other comprehensive income (loss), net of tax effect of $201
Minimum pension liability adjustment					(374)	(374)

Total comprehensive income						215,438
Dividends on preferred stock			(859)			(859)
Dividends on common stock			(178,000)			(178,000)
Contribution from parent company for reallocation of taxes		19,253				19,253
Other		24	(1)			23

Ending balance	$762,136	$553,926	$351,505		$(1,124)	$1,666,443
1999
Comprehensive income:
Net income			233,576			233,576
Other comprehensive income (loss), net of tax effect of $(85)
Minimum pension liability adjustment					158	158

Total comprehensive income						233,734
Dividends on preferred stock			(856)			(856)
Dividends on common stock			(250,100)			(250,100)
Contribution from parent company for reallocation of taxes		8,920				8,920
Other		5	1,019			1,024

Ending balance	$762,136	$562,851	$335,144		$(966)	$1,659,165

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	1999	1998	1997
	(dollars in thousands)
Operating Activities
Net income	$233,576	$215,812	$239,153
Items providing or (using) cash currently:
Depreciation and amortization	204,468	191,109	180,191
Deferred income taxes and investment tax credits—net	2,366	(27,045)	16,443
Unrealized (gain) loss from energy risk management activities	(27,245)	73,000	2,000
Allowance for equity funds used during construction	(2,565)	(1,647)	(98)
Regulatory assets—net	14,325	4,606	6,472
Changes in current assets and current liabilities:
Accounts and notes receivable	17,676	(55,788)	(105,829)
Materials, supplies, and fuel	16,295	(7,327)	6,872
Accounts payable	22,462	35,550	81,569
Accrued taxes and interest	(18,533)	(2,533)	(272)
Other items—net	20,541	35,423	2,620

Net cash provided by operating activities	483,366	461,160	429,121
Financing Activities
Change in short-term debt	88,759	(94,950)	86,662
Issuance of long-term debt	19,818	243,186	100,062
Redemption of long-term debt	(164,264)	(220,409)	(290,612)
Retirement of preferred stock	(26)	(52)	(234)
Dividends on preferred stock	(856)	(859)	(871)
Dividends on common stock	(250,100)	(178,000)	(170,400)

Net cash used in financing activities	(306,669)	(251,084)	(275,393)
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(194,132)	(185,436)	(156,499)

Net cash used in investing activities	(194,132)	(185,436)	(156,499)
Net increase (decrease) in cash and cash equivalents	(17,435)	24,640	(2,771)
Cash and cash equivalents at beginning of period	26,989	2,349	5,120

Cash and cash equivalents at end of period	$9,554	$26,989	$2,349

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$101,264	$107,419	$120,434
Income taxes	$159,241	$125,704	$106,154

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31
	1999	1998
	(dollars in thousands)
Long-term Debt (excludes current portion)
CG&E
First Mortgage Bonds:
7 1/4% Series due September 1, 2002	$100,000	$100,000
6.45% Series due February 15, 2004	110,000	110,000
7.20% Series due October 1, 2023	265,500	300,000
5.45% Series due January 1, 2024 (Pollution Control)	46,700	46,700
5 1/2% Series due January 1, 2024 (Pollution Control)	48,000	48,000

Total first mortgage bonds	570,200	604,700

Pollution Control Notes:
6.50% due November 15, 2022	12,721	12,721
Other Long-term Debt:
Liquid Asset Notes with Coupon Exchange
(LANCE) due October 1, 2007; (Redeemable at the option of CG&E)
(Variable interest rate set at 6.50% commencing October 1, 1999)
(Holders of not less than 66 2/3% in an aggregate principal amount of the LANCEs have the one-time right to convert from the 6.50% fixed rate to a London Interbank Offered Rate (LIBOR)-based floating rate at any interest rate payment date between October 1, 1999 and October 1, 2002)	100,000	100,000
6.40% Debentures due April 1, 2008	100,000	100,000
6.90% Debentures due June 1, 2025 (Redeemable at the option of the holders on June 1, 2005)	150,000	150,000
8.28% Junior Subordinated Debentures due July 1, 2025	100,000	100,000
6.35% Debentures due June 15, 2038 (Interest rate resets June 15, 2003)	100,000	100,000

Total other long-term debt	550,000	550,000
Unamortized Premium and Discount—Net	(2,762)	(3,396)

Total long-term debt	1,130,159	1,164,025
ULH&P
Other Long-term Debt:
6.11% Debentures due December 8, 2003	20,000	20,000
6.50% Debentures due April 30, 2008	20,000	20,000
7.65% Debentures due July 15, 2025	15,000	15,000
7.875% Senior Unsecured Debentures due September 15, 2009	20,000	—

Total other long-term debt	75,000	55,000

Unamortized Premium and Discount—Net	(443)	(447)

Total long-term debt	74,557	54,553

Lawrenceburg Gas Company
First Mortgage Bonds:
9 3/4% Series due October 1, 2001	1,200	1,200

Total CG&E Consolidated long-term debt	$1,205,916	$1,219,778

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION (Continued)

Cumulative Preferred Stock
					December 31
Par/Stated Value	Authorized Shares	Shares Outstanding		Mandatory Redemption
			Series		1999	1998
					(dollars in thousands)
$100	6,000,000	206,859	4%-4 3/4%	No	$20,686	$20,717
Common Stock Equity
Common Stock—$8.50 par value; authorized shares—120,000,000; outstanding shares—89,663,086 in 1999 and 1998					762,136	762,136
Paid-in capital					562,851	553,926
Retained earnings					335,144	351,505
Accumulated other comprehensive income (loss)					(966)	(1,124)

Total common stock equity					1,659,165	1,666,443
Total Capitalization					$2,885,767	$2,906,938

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	1999	1998	1997
	(dollars in thousands)
Operating Revenues
Electric	$2,135,706	$2,403,038	$1,960,395
Operating Expenses
Fuel and purchased and exchanged power	1,213,653	1,547,511	1,059,173
Operation and maintenance	460,707	509,138	431,355
Depreciation and amortization	136,402	130,604	126,731
Taxes other than income taxes	52,920	54,541	53,721

Total Operating Expenses	1,863,682	2,241,794	1,670,980
Operating Income	272,024	161,244	289,415
Miscellaneous—Net	655	3,300	4,624
Interest	86,265	89,359	84,454

Income Before Taxes	186,414	75,185	209,585
Income Taxes (Note 11)	69,215	23,147	77,380

Net Income	$117,199	$52,038	$132,205
Preferred Dividend Requirement	4,601	5,659	11,701

Net Income Applicable to Common Stock	$112,598	$46,379	$120,504

The accompanying notes as they relate to PSI Energy, Inc.
are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	1999	1998
	(dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$8,842	$18,788
Restricted deposits	—	2,414
Notes receivable	481	73
Notes receivable from affiliated companies	60,360	17,024
Accounts receivable less accumulated provision for doubtful accounts of $9,934 at December 31, 1999, and $7,893 at December 31, 1998 (Note 6)	253,022	225,449
Accounts receivable from affiliated companies	42,715	384
Materials, supplies, and fuel—at average cost	103,490	80,445
Energy risk management assets (Note 1(j))	63,927	141,962
Prepayments and other	36,173	31,461

Total Current Assets	569,010	518,000
Utility Plant—Original Cost
In service
Electric	4,539,111	4,415,303
Accumulated depreciation	1,980,290	1,892,949

Total	2,558,821	2,522,354
Construction work in progress	95,825	69,891

Total Utility Plant	2,654,646	2,592,245
Other Assets
Regulatory assets (Note 1(c))	518,788	343,731
Energy risk management assets (Note 1(j))	7,368	36,831
Other	85,024	93,012

Total Other Assets	611,180	473,574

Total Assets	$3,834,836	$3,583,819

The accompanying notes as they relate to PSI Energy, Inc.
are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	1999	1998
	(dollars in thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$241,072	$217,959
Accounts payable to affiliated companies	6,762	30,145
Accrued taxes	93,056	58,901
Accrued interest	26,989	28,335
Notes payable and other short-term obligations (Note 5)	232,597	173,162
Notes payable to affiliated companies	6,707	102,946
Long-term debt due within one year (Note 4)	31,000	6,000
Energy risk management liabilities (Note 1(j))	60,478	199,269
Other	1,986	2,227

Total Current Liabilities	700,647	818,944
Non-Current Liabilities
Long-term debt (Notes 4 and 18)	1,211,552	1,025,659
Deferred income taxes (Note 11)	460,748	364,049
Unamortized investment tax credits	42,895	45,956
Accrued pension and other postretirement benefit costs (Note 9)	129,103	112,387
Energy risk management liabilities (Note 1(j))	57,645	53,597
Other	104,638	115,656

Total Non-Current Liabilities	2,006,581	1,717,304

Total Liabilities	2,707,228	2,536,248
Cumulative Preferred Stock (Note 3)
Not subject to mandatory redemption	71,911	71,923
Common Stock Equity (Note 2)
Common Stock—without par value; $.01 stated value; authorized shares—60,000,000; outstanding shares—53,913,701 in 1999 and 1998	539	539
Paid-in capital	411,198	410,739
Retained earnings	642,569	564,865
Accumulated other comprehensive income (loss)	1,391	(495)

Total Common Stock Equity	1,055,697	975,648
Commitments and Contingencies (Note 12)
Total Liabilities and Shareholder's Equity	$3,834,836	$3,583,819

The accompanying notes as they relate to PSI Energy, Inc.
are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Common Stock Equity
	(dollars in thousands)
1997
Beginning balance	$539	$402,947	$627,342	$(1,253)	$1,029,575
Comprehensive income:
Net income			132,205		132,205
Other comprehensive income (loss), net of tax effect of $203
Minimum pension liability adjustment				(333)	(333)

Total comprehensive income					131,872
Dividends on preferred stock			(11,795)		(11,795)
Dividends on common stock			(113,600)		(113,600)
Other		(2,054)	3,662		1,608

Ending balance	$539	$400,893	$637,814	$(1,586)	$1,037,660
1998
Comprehensive income:
Net income			52,038		52,038
Other comprehensive income (loss), net of tax effect of $(666)
Minimum pension liability adjustment				1,091	1,091

Total comprehensive income					53,129
Dividends on preferred stock			(6,187)		(6,187)
Dividends on common stock			(106,800)		(106,800)
Non-cash dividend on common stock			(11,999)		(11,999)
Contribution from parent company for reallocation of taxes		9,823			9,823
Other		23	(1)		22

Ending balance	$539	$410,739	$564,865	$(495)	$975,648
1999
Comprehensive income:
Net income			117,199		117,199
Other comprehensive income (loss), net of tax effect of $100
Minimum pension liability adjustment				(163)	(163)
Unrealized gain on grantor trust				2,049	2,049

Total comprehensive income					119,085
Dividends on preferred stock			(4,601)		(4,601)
Dividends on common stock			(35,900)		(35,900)
Contribution from parent company for reallocation of taxes		457			457
Other		2	1,006		1,008

Ending balance	$539	$411,198	$642,569	$1,391	$1,055,697

The accompanying notes as they relate to PSI Energy, Inc.
are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	1999	1998	1997
	(dollars in thousands)
Operating Activities
Net income	$117,199	$52,038	$132,205
Items providing or (using) cash currently:
Depreciation and amortization	136,402	130,604	126,731
Wabash Valley Power Association, Inc. settlement	—	80,000	—
Deferred income taxes and investment tax credits-net	102,878	(57,130)	35,661
Unrealized (gain) loss from energy risk management activities	(27,245)	62,000	13,000
Allowance for equity funds used during construction	(1,068)	(21)	—
Regulatory assets-net	(217,549)	42,250	27,134
Changes in current assets and current liabilities:
Restricted deposits	2,414	(1,268)	(596)
Accounts and notes receivable	(118,183)	(16,850)	(149,290)
Materials, supplies, and fuel	(23,045)	(25,256)	14,944
Accounts payable	(270)	(7,086)	126,979
Accrued taxes and interest	32,809	(3,437)	(6,578)
Other items-net	42,491	1,044	1,630

Net cash provided by operating activities	46,833	256,888	321,820
Financing Activities
Change in short-term debt	(36,804)	69,073	22,120
Issuance of long-term debt	589,225	200,228	—
Redemption of long-term debt	(379,484)	(164,111)	(45,700)
Retirement of preferred stock	(8)	(85,247)	(16,035)
Dividends on preferred stock	(4,601)	(6,187)	(11,795)
Dividends on common stock	(35,900)	(106,800)	(113,600)

Net cash provided by (used in) financing activities	132,428	(93,044)	(165,010)
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(189,207)	(163,225)	(141,552)

Net cash used in investing activities	(189,207)	(163,225)	(141,552)
Net increase (decrease) in cash and cash equivalents	(9,946)	619	15,258
Cash and cash equivalents at beginning of period	18,788	18,169	2,911

Cash and cash equivalents at end of period	$8,842	$18,788	$18,169

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$86,256	$80,712	$83,726
Income taxes	$(54,099)	$63,957	$58,671

The accompanying notes as they relate to PSI Energy, Inc.
are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

					December 31
					1999	1998
					(dollars in thousands)
Long-term Debt (excludes current portion)
First Mortgage Bonds:
Series TT, 7 3/8%, due March 15, 2012 (Pollution Control)					$10,000	$10,000
Series UU, 7 1/2%, due March 15, 2015 (Pollution Control)					14,250	14,250
Series YY, 5.60%, due February 15, 2023 (Pollution Control)					29,945	29,945
Series ZZ, 5 3/4%, due February 15, 2028 (Pollution Control)					50,000	50,000
Series AAA, 7 1/8%, due February 1, 2024					30,000	50,000
Series BBB, 8.0%, due July 15, 2009					124,665	—
Series CCC, 8.850%, due January 15, 2022					53,055	—
Series DDD, 8.310%, due September 1, 2032					38,000	—

Total first mortgage bonds					349,915	154,195
Secured Medium-term Notes:
Series A, 7.61% to 8.81%, due November 1, 2001 to June 1, 2022					75,800	284,000
Series B, 5.93% to 8.24%, due September 17, 2003 to August 22, 2022					126,000	195,000

(Series A and B, 7.019% weighted average interest rate and 14 year weighted average remaining life)
Total secured medium-term notes					201,800	479,000
Other Long-term Debt:
Series 1994A Promissory Note, non-interest bearing, due January 3, 2001					19,825	19,825
6.35% Debentures due November 15, 2006 (Redeemable in whole or in part at the option of the holders on November 15, 2000)					100,000	100,000
6.00% Debentures due December 14, 2016 (Redeemable in whole or in part at the option of the holders on December 14, 2001)					50,000	50,000
6.50% Synthetic Putable Yield Securities due August 1, 2026					50,000	50,000
7.25% Junior Maturing Principal Securities due March 15, 2028					2,658	100,000
6.00% Rural Utilities Service (RUS) Obligation payable in annual installments (Note 18)					84,798	85,620
6.52% Senior Notes due March 15, 2009					97,342	—
7.85% Debentures due October 15, 2007					265,000	—

Total other long-term debt					669,623	405,445
Unamortized Premium and Discount—Net					(9,786)	(12,981)

Total long-term debt					1,211,552	1,025,659
Cumulative Preferred Stock
Par/Stated Value	Authorized Shares	Shares Outstanding	Series	Mandatory Redemption
$100	5,000,000	639,626	3 1/2%-6 7/8%	No	63,963	63,975
$ 25	5,000,000	317,924	4.16%-4.32%	No	7,948	7,948

Total preferred stock					71,911	71,923
Common Stock Equity
Common Stock—without par value; $0.01 stated value; authorized shares—60,000,000; outstanding shares—53,913,701 in 1999 and 1998					539	539
Paid-in capital					411,198	410,739
Retained earnings					642,569	564,865
Accumulated other comprehensive income (loss)					1,391	(495)

Total common stock equity					1,055,697	975,648
Total Capitalization					$2,339,160	$2,073,230

The accompanying notes as they relate to PSI Energy, Inc.
are an integral part of these consolidated financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF INCOME

	1999	1998	1997
	(dollars in thousands)
Operating Revenues
Electric	$210,234	$191,359	$192,774
Gas	70,728	65,454	78,848

Total Operating Revenues	280,962	256,813	271,622
Operating Expenses
Electricity purchased from parent company for resale	158,556	142,567	145,906
Gas purchased	34,690	32,804	44,354
Operation and maintenance	38,611	37,131	36,917
Depreciation	14,830	13,148	12,369
Taxes other than income taxes	4,136	3,993	4,055

Total Operating Expenses	250,823	229,643	243,601
Operating Income	30,139	27,170	28,021
Miscellaneous—Net	(1,567)	(1,242)	(1,850)
Interest	6,114	4,604	4,768

Income Before Taxes	22,458	21,324	21,403
Income Taxes (Note 11)	10,184	7,774	8,486

Net Income	$12,274	$13,550	$12,917

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

	December 31
	1999	1998
	(dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,641	$3,244
Accounts receivable less accumulated provision for doubtful accounts of $1,513 at December 31, 1999, and $1,248 at December 31, 1998 (Note 6)	17,786	14,125
Accounts receivable from affiliated companies	775	666
Materials, supplies, and fuel—at average cost	7,654	8,269
Prepayments and other	219	308

Total Current Assets	30,075	26,612
Utility Plant—Original Cost
In service
Electric	222,035	232,222
Gas	173,011	164,040
Common	42,351	18,908

Total	437,397	415,170
Accumulated depreciation	154,607	143,386

Total	282,790	271,784
Construction work in progress	13,761	11,444

Total Utility Plant	296,551	283,228
Other Assets
Regulatory assets (Note 1(c))	10,639	10,978
Other	5,000	3,767

Total Other Assets	15,639	14,745

Total Assets	$342,265	$324,585

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

BALANCE SHEETS

	December 31
	1999	1998
	(dollars in thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$8,487	$5,903
Accounts payable to affiliated companies	20,122	14,986
Accrued taxes	739	3,216
Accrued interest	1,298	1,959
Notes payable to affiliated companies	37,752	31,817
Long-term debt due within one year (Note 4)	—	20,000
Other	4,062	4,247

Total Current Liabilities	72,460	82,128
Non-Current Liabilities
Long-term debt (Note 4)	74,557	54,553
Deferred income taxes (Note 11)	23,000	26,134
Unamortized investment tax credits	3,961	4,238
Accrued pension and other postretirement benefit costs (Note 9)	12,333	11,678
Amounts due to customers—income taxes	11,308	8,959
Other	12,596	8,077

Total Non-Current Liabilities	137,755	113,639

Total Liabilities	210,215	195,767
Common Stock Equity (Note 2)
Common Stock—$15.00 par value; authorized shares—1,000,000; outstanding shares—585,333 in 1999 and 1998	8,780	8,780
Paid-in capital	20,142	19,525
Retained earnings	103,128	100,513

Total Common Stock Equity	132,050	128,818
Commitments and Contingencies (Note 12)
Total Liabilities and Shareholder's Equity	$342,265	$324,585

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Total Common Stock Equity
	(dollars in thousands)
1997
Beginning balance	$8,780	$18,839	$92,484	$120,103
Net income			12,917	12,917
Dividends on common stock			(9,951)	(9,951)
Other		(156)		(156)

Ending balance	$8,780	$18,683	$95,450	$122,913
1998
Net income			13,550	13,550
Dividends on common stock			(8,487)	(8,487)
Contribution from parent for reallocation of taxes		843		843
Other		(1)		(1)

Ending balance	$8,780	$19,525	$100,513	$128,818
1999
Net income			12,274	12,274
Dividends on common stock			(9,659)	(9,659)
Contribution from parent for reallocation of taxes		617		617

Ending balance	$8,780	$20,142	$103,128	$132,050

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CASH FLOWS

	1999	1998	1997
	(dollars in thousands)
Operating Activities
Net income	$12,274	$13,550	$12,917
Items providing or (using) cash currently:
Depreciation	14,830	13,148	12,369
Deferred income taxes and investment tax credits—net	(738)	(261)	(6,124)
Allowance for equity funds used during construction	(36)	(142)	(97)
Regulatory assets—net	138	3	100
Changes in current assets and current liabilities:
Accounts receivable	(5,099)	(4,820)	4,507
Materials, supplies, and fuel	615	(2,175)	973
Accounts payable	7,720	(9,920)	2,020
Accrued taxes and interest	(3,138)	(2,443)	7,920
Other items—net	5,971	3,228	5,343

Net cash provided by operating activities	32,537	10,168	39,928
Financing Activities
Change in short-term debt	5,935	8,330	(7,162)
Issuance of long-term debt	19,818	40,066	—
Redemption of long-term debt	(20,000)	(10,118)	—
Dividends of common stock	(9,659)	(8,487)	(9,951)

Net cash provided by (used in) financing activities	(3,906)	29,791	(17,113)
Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(28,234)	(37,261)	(23,466)

Net cash used in investing activities	(28,234)	(37,261)	(23,466)
Net increase (decrease) in cash and cash equivalents	397	2,698	(651)
Cash and cash equivalents at beginning of period	3,244	546	1,197

Cash and cash equivalents at end of period	$3,641	$3,244	$546

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest (net of amount capitalized)	$6,691	$4,257	$4,641
Income taxes	$12,794	$11,305	$2,859

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31
	1999	1998
	(dollars in thousands)
Long-term Debt (excludes current portion)
Other Long-term Debt:
6.11% Debentures due December 8, 2003	$20,000	$20,000
6.50% Debentures due April 30, 2008	20,000	20,000
7.65% Debentures due July 15, 2025	15,000	15,000
7.875% Debentures due September 15, 2009	20,000	—

Total other long-term debt	75,000	55,000
Unamortized Premium and Discount—Net	(443)	(447)

Total long-term debt	74,557	54,553
Common Stock Equity
Common Stock—$15.00 par value; authorized shares—1,000,000; outstanding shares—585,333 in 1999 and 1998	8,780	8,780
Paid-in capital	20,142	19,525
Retained earnings	103,128	100,513

Total common stock equity	132,050	128,818
Total Capitalization	$206,607	$183,371

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

    In 1996, the Securities and Exchange Commission (SEC) wrote guidelines to help make shareholder communications more understandable. These guidelines were termed "plain English". This year, we have written our annual report in accordance with these guidelines. Our objective is to present a more user-friendly, understandable, and logically-flowing document for our readers.

    In connection with this change, we (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries, also Cinergy) are, at times, referred to in the first person ("we", "our", or "us").

1. Summary of Significant Accounting Policies

    (a) Nature of Operations Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries. As a result of this ownership, we are considered a utility holding company. Because we are a holding company whose utility subsidiaries operate in multiple states, we are registered with and are subject to regulation by the SEC under the Public Utility Holding Company Act of 1935, as amended (PUHCA). Our other direct subsidiaries are:

  •
  Cinergy Services, Inc. (Services);

  •
  Cinergy Investments, Inc. (Investments); and

  •
  Cinergy Global Resources, Inc. (Global Resources).

    CG&E, an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana. It has five wholly-owned utility subsidiaries and one wholly-owned non-utility subsidiary. CG&E's principal utility subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky. CG&E's other subsidiaries are insignificant to its results of operations.

    PSI, an Indiana corporation, is an electric utility that provides service in north central, central, and southern Indiana.

    The following table presents further information related to the operations of our domestic utility companies (our operating companies):

Principal Line(s) of Business
CG&E	• Generation, transmission, distribution, and sale of electricity
• Sale and/or transportation of natural gas
PSI	• Generation, transmission, distribution, and sale of electricity
ULH&P	• Transmission, distribution, and sale of electricity
• Sale and transportation of natural gas

    Services is a service company that provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services. Investments holds most of our domestic non-regulated businesses and investments. Global Resources primarily holds our international businesses and investments.

    The majority of our operating revenues are derived from the sale of electricity and the sale and/or transportation of natural gas.

    We conduct operations through our subsidiaries, and we manage through the following four business units:

  •
  Energy Commodities Business Unit (Commodities);

  •
  Energy Delivery Business Unit (Delivery);

  •
  Cinergy Investments Business Unit (Cinergy Investments); and

  •
  International Business Unit (International).

See Note 15 on page 137 for financial information by business unit.

    (b) Presentation  We use two different methods to report investments in subsidiaries or other companies: the consolidation method or the equity method. Additionally, we use estimates and have reclassified certain amounts in the preparation of the financial statements.

    Consolidation Method  We use consolidation when we own a majority of the voting stock of or have the ability to control the subsidiary. We eliminate all significant intercompany transactions when we consolidate these accounts. Our consolidated financial statements include the accounts of Cinergy, CG &E, and PSI, and their wholly-owned subsidiaries.

    Equity Method  We use the equity method to report investments, joint ventures, partnerships, subsidiaries and affiliated companies in which we do not have control, but have the ability to exercise influence over operating and financial policies (generally, 20% to 50% ownership). Under the equity method, we report:

  •
  our investment in the entity as Investments in unconsolidated subsidiaries in our Consolidated Balance Sheets, on page 74; and

  •
  our percentage share of the earnings from the entity as Equity in earnings of unconsolidated subsidiaries in our Consolidated Statements of Income, on page 73.

    Use of Estimates  Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. Actual results could differ, as these estimates and assumptions involve judgment. These estimates and assumptions affect various matters, including:

  •
  the reported amounts of assets and liabilities in our Balance Sheets at the dates of the financial statements;

  •
  the disclosure of contingent assets and liabilities at the dates of the financial statements; and

  •
  the reported amounts of revenues and expenses in our Statements of Income during the reporting periods.

    Reclassifications  We have reclassified certain prior-year amounts in the financial statements of Cinergy, CG&E, PSI, and ULH&P for comparative purposes.

    (c) Regulation  Our operating companies and certain of our non-utility subsidiaries must comply with the rules prescribed by the SEC under the PUHCA. Our operating companies must also comply with the rules prescribed by the Federal Energy Regulatory Commission (FERC) and the state utility commissions of Ohio, Indiana, and Kentucky.

    Our operating companies use the same accounting policies and practices for financial reporting purposes as non-regulated companies under generally accepted accounting principles. However,

sometimes actions by the FERC and the state utility commissions result in accounting treatment different from that used by non-regulated companies. When this occurs, we apply the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation  (Statement 71).

    In accordance with Statement 71, we record regulatory assets and liabilities (that is, expenses deferred for future recovery from customers or obligations to be refunded to customers) on our Balance Sheets.

    Our regulatory assets and amounts authorized for recovery through regulatory orders at December 31, 1999, and 1998, are as follows:

	1999			1998
	CG&E(1)	PSI	Cinergy	CG&E(1)	PSI	Cinergy
	(in millions)
Amounts due from customers—income taxes(2)	$276	$18	$294	$331	$26	$357
Dynegy gas services agreement buyout costs(3)	—	250	250	—	—	—
Post-in-service carrying costs and deferred operating expenses	121	42	163	128	43	171
Coal contract buyout cost(4)	—	77	77	—	99	99
Deferred demand-side management (DSM)	38	11	49	40	43	83
Phase-in deferred return and depreciation(5)	54	—	54	75	—	75
Deferred merger costs	15	65	80	16	69	85
Unamortized costs of reacquiring debt	31	30	61	34	29	63
Coal gasification services expenses	—	16	16	—	19	19
Other	1	10	11	3	16	19

Total regulatory assets	$536	$519	$1,055	$627	$344	$971
Authorized for recovery(6)	$467	$489	$956	$553	$334	$887

(1)
Includes $11 million at December 31, 1999, and $11 million at December 31, 1998, related to ULH&P (for deferred merger costs, unamortized costs of reacquiring debt and other regulatory assets). Of these amounts, $4 million at December 31, 1999, and $4 million at December 31, 1998, have been authorized for recovery.

(2)
The various regulatory commissions overseeing the regulated business operations of our operating companies regulate income tax provisions reflected in customer rates. In accordance with the provisions of Statement 71, we have recorded net regulatory assets for CG&E and PSI and a regulatory liability for ULH&P.

(3)
PSI reached an agreement with Dynegy, Inc. (Dynegy) to purchase the remainder of its 25-year contract for coal gasification services. In accordance with an order from the Indiana Utility Regulatory Commission (IURC), PSI will begin recovering this asset over an 18-year period upon termination of the gas services agreement in 2000.

(4)
In August 1996, PSI entered into a coal supply agreement, which expires December 31, 2000. The agreement provides for a buyout charge, which is being recovered through the fuel adjustment clauses through December 2002.

(5)
In accordance with an order from the Public Utilities Commission of Ohio (PUCO), CG&E is recovering this asset over a seven-year period, which began in May 1995.

(6)
At December 31, 1999, these amounts are being recovered through rates charged to customers over a period ranging from 1 to 28 years for CG&E, 1 to 32 years for PSI, and 3 to 21 years for ULH&P.

    Based on regulatory authority and the regulatory environment in which we currently operate, we believe that we continue to meet the requirements of Statement 71.

    Comprehensive electric deregulation legislation was passed in Ohio on July 6, 1999. As required by the legislation, CG&E filed its Proposed Transition Plan (Transition Plan) for approval by the PUCO on December 28, 1999. While CG&E believes there is sound basis for the various requests made in its Proposed Transition Plan, it is currently unable to predict the extent to which the Proposed Transition Plan will be approved and its resulting effect on results of operations, cash flows, and financial position. CG&E is seeking to recover all generation-related regulatory assets and above-market generation costs as allowable transition costs. CG&E believes its current accounting for regulatory assets discussed above has been consistent with the regulatory orders issued by the PUCO and that such costs should be recovered in future rates. However, to the extent requested recovery of generation-related regulatory assets is disallowed or generating assets are financially impaired, CG&E will be required to recognize a loss under generally accepted accounting principles. With regard to these assets, CG&E will continue to apply Statement 71 until the effect of deregulation is estimable.

    (d) Statements of Cash Flows  We define Cash equivalents as investments with maturities of three months or less when acquired. See Note 18 for information concerning non-cash financing transactions.

    (e) Operating Revenues and Fuel Costs  Our operating companies record Operating revenues for electric and gas service, including unbilled revenues and the associated expenses, when they provide the service to the customers. The associated expenses include:

  •
  the fuel used to generate electricity;

  •
  electricity purchased from others; and

  •
  natural gas purchased from others.

    These expenses are shown in our Statements of Income as Fuel and purchased and exchanged power and Gas purchased. Any portion of these costs that are recoverable or refundable to customers in future periods is deferred in either Accounts receivable or Accounts payable in our Balance Sheets.

    Indiana law limits the amount of fuel costs that PSI can recover to an amount that will not result in earning a return in excess of that allowed by the IURC.

    (f)  Utility Plant  Utility plant includes the utility business property and equipment that is in use, being held for future use, or under construction. We report our utility plant at its original cost, which includes:

  •
  material;

  •
  salaries;

  •
  payroll taxes;

  •
  fringe benefits;

  •
  an allowance for funds used during construction (described in (h) below); and

  •
  other miscellaneous amounts.

    Most of our operating companies' utility property serves as collateral under each company's first mortgage bond indenture.

    (g) Depreciation and Maintenance  We determine the provisions for depreciation expense using the straight-line method. The depreciation rates are based on periodic studies of the estimated useful lives (the number of years we expect to be able to use the properties) and the cost to remove the properties. The average depreciation rates for utility plant, excluding software, are discussed in the table below.

	1999	1998	1997
CG&E and its subsidiaries
Electric	2.9%	2.9%	2.9%
Gas	2.9	2.9	2.9
Common	2.7	2.6	3.0
ULH&P
Electric	3.3	3.4	3.3
Gas	3.1	3.1	3.1
Common	5.2	5.0	5.0
PSI	3.0	3.0	3.0

    (h) Allowance for Funds Used During Construction  Our operating companies finance construction projects with borrowed funds and equity funds. Regulatory authorities allow us to record the costs of these funds as part of the cost of construction projects. The Allowance for Funds Used During Construction (AFUDC) is calculated using a methodology authorized by the regulatory authorities. AFUDC rates are compounded semi-annually and are as follows:

	1999	1998	1997
Cinergy average	7.3%	6.6%	6.3%
CG&E and its subsidiaries average	8.0	7.1	6.4
ULH&P average	5.3	6.1	6.9
PSI average	6.5	5.6	5.9

    The borrowed funds component of AFUDC, which is recorded on a pre-tax basis, is as follows:

	1999	1998	1997
	(in millions)
Cinergy	$5.6	$7.5	$5.4
CG&E and its subsidiaries	3.4	5.5	4.6
ULH&P	0.2	0.6	0.2
PSI	2.2	2.0	0.8

    (i)  Federal and State Income Taxes  Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires us to report revenues and expenses differently for financial reporting than for income tax return purposes. The tax effects of these differences are reported as deferred income tax assets or liabilities in our Balance Sheets and are based on current income tax rates in effect.

    Investment tax credits, which have been used to reduce our federal income taxes payable, have been deferred for financial reporting purposes. These deferred investment tax credits are being amortized over the useful lives of the property to which they are related.

    (j)  Energy Marketing and Trading  We market and trade electricity, natural gas, and other energy-related products. We designate transactions as physical or trading at the time they are originated. Physical refers to our intent and projected ability to fulfill obligations from company-owned assets. We sell generation to third parties when it is not required to meet native load requirements (end-use customers within our operating companies' franchise service territory). We account for physical transactions on a settlement basis and trading transactions using the mark-to-market method of accounting. Under the mark-to-market method of accounting, trading transactions are shown at fair value in our Consolidated Balance Sheets as Energy risk management assets—and Energy risk management liabilities—current and long-term. We reflect changes in fair value resulting in unrealized gains and losses in Fuel and purchased and exchanged power and Gas purchased. We record the revenues and costs for all transactions in our Consolidated Statements of Income when the contracts are settled. We recognize revenues in Operating revenues; costs are recorded in Fuel and purchased and exchanged power and Gas purchased. Prior to December 31, 1998, we accounted for and valued trading transactions at the aggregate of lower of cost or market. Under this method, only the net value of the trading portfolio is recorded as a liability in our Consolidated Balance Sheets.

    Although we intend to settle physical contracts with company-owned generation, there are times when we have to settle these contracts with power purchased on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as the power is delivered. Open market purchases may occur for the following reasons:

  •
  generating station outages;

  •
  least-cost alternative;

  •
  native load requirements; and

  •
  extreme weather.

    We value contracts in the trading portfolio using end of the period market prices, utilizing the following factors (as applicable):

  •
  closing exchange prices (that is, closing prices for standardized electricity products traded on an organized exchange such as the New York Mercantile Exchange);

  •
  broker dealer and over-the-counter price quotations; and

  •
  model pricing (which considers time value and historical volatility factors of electricity pricing underlying any options and contractual commitments).

    We anticipate that some of these obligations, even though considered trading contracts, will ultimately be settled using company-owned generation. The cost of this generation is usually below the market price at which the trading portfolio has been valued.

    We expect earnings volatility from period to period due to the risks associated with marketing and trading electricity, natural gas, and other energy-related products.

    Commodities, through Cinergy Marketing & Trading, LLC (Marketing & Trading), and International, through Cinergy Global Trading Limited, market and trade natural gas and other energy-related products. For physical gas sales, transactions are recorded when the contracts are settled, due to the exchange of title to the natural gas throughout the earnings process. Energy risk management assets and liabilities, as well as gross margins from trading activities are recorded in our consolidated financial statements.

    (k) Financial Derivatives  We use derivative financial instruments to manage: (1) funding costs; (2) exposures to fluctuations in interest rates; and (3) exposures to foreign currency exchange rates. These financial instruments must be designated as a hedge (for example, an offset of foreign exchange or interest rate risks) at the inception of the contract and must be effective at reducing the risk associated with the underlying instrument. An underlying instrument is one that gives rise to the derivative financial instrument. Accordingly, changes in the market values of instruments designated as hedges must be highly correlated with changes in the market values of the underlying instrument.

    From time to time, we may utilize foreign exchange forward contracts (for example, a contract obligating one party to buy, and the other to sell, a specified quantity of a foreign currency for a fixed price at a future date) and currency swaps (for example, a contract whereby two parties exchange principal and interest cash flows denominated in different currencies) to hedge certain of our net investments in foreign operations. Accordingly, any translation gains and losses are recorded in Accumulated other comprehensive income (loss), which is a component of Common stock equity. Aggregate translation losses related to these instruments are reflected net in Current liabilities in our Consolidated Balance Sheets. At December 31, 1999, no such instruments were held.

    We also use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows). We use the accrual method to account for these interest rate swaps. Accordingly, gains and losses are calculated based on the difference between the fixed-rate and the floating-rate interest amounts, using agreed upon principal amounts. These gains and losses are recognized in our Consolidated Statements of Income as a component of Interest over the life of the agreement.

    (l)  Accounting Changes  During the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
(Statement 133). This standard requires companies to record derivative instruments as assets or liabilities, measured at fair value. Changes in the derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Hedges are transactions entered into for the purpose of reducing exposure to one or more types of business risk. Gains and losses on derivatives that qualify as hedges can offset related results on the hedged item in the income statement.

    This standard, as subsequently amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 (Statement 137), is effective for fiscal years beginning after June 15, 2000. The purpose of Statement 137 was to delay the effective date of Statement 133 by one year. We expect to reflect the adoption of this standard in financial statements issued beginning in the first quarter of 2001. In recognition of the complexity of this new standard, the Derivatives Implementation Group has been formed by the FASB. In preparation for our implementation of this new standard, we have formed a cross-functional project team. The project team is identifying and analyzing all contracts which could be subject to the new standard, developing required documentation, defining relevant processes and information systems needs, and promoting internal awareness of the requirements and potential effects of the new standard. While we continue to analyze and follow the development of implementation guidelines, at this time we are unable to predict whether the implementation of this accounting standard will be material to our results of operations and financial position. However, the adoption of Statement 133 could increase volatility in earnings and other comprehensive income.

    (m) Translation of Foreign Currency  We translate the assets and liabilities of foreign subsidiaries, whose functional currency (generally that is the local currency of the country in which the subsidiary is located) is not the United States (U.S.) dollar, using the appropriate exchange rate as of the end of the year. We translate income and expense items using the average exchange rate prevailing during the month the respective transaction occurs. We record translation gains and losses in Accumulated other comprehensive income (loss),  which is a component of Common stock equity.

    (n) Related Party Transactions  Services provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services in accordance with agreements approved by the SEC under the PUHCA. The cost of these services are charged to our operating companies on a direct basis, or for general costs which cannot be directly attributed, based on predetermined allocation factors, including the following:

  •
  sales ratio;

  •
  electric peak load ratio;

  •
  number of employees ratio;

  •
  number of customers ratio;

  •
  construction expenditures ratio; and

  •
  other statistical information ratios.

    These costs were as follows for the years ended December 31:

	1999	1998	1997
	(in millions)
CG&E and its subsidiaries	$208	$207	$254
PSI	168	183	218
ULH&P	23	24	26

    At December 31, 1999, and 1998, the Balance Sheets of our operating companies included the following amounts payable to Services:

	1999	1998
	(in millions)
CG&E and its subsidiaries	$23	$11
PSI	7	9
ULH&P	2	3

2. Common Stock

    (a) Changes In Common Stock Outstanding  The following table reflects selected information related to our shares of common stock reserved for stock-based plans.

		Shares Issued
	Shares Reserved at Dec. 31, 1999
		1999	1998	1997
Cinergy Corp. 1996 Long-term Incentive Compensation Plan (LTIP)	6,956,386	—	—	43,614
Cinergy Corp. Stock Option Plan	4,110,358	255,828	192,591	22,219
Cinergy Corp. Employee Stock Purchase and Savings Plan	1,931,112	266	1,006	—
Cinergy Corp. UK Sharesave Scheme	75,000	—	—	—
Cinergy Corp. Retirement Plan for Directors	175,000	—	—	—
Cinergy Corp. Directors' Equity Compensation Plan	75,000	—	—	—
Cinergy Corp. Directors' Deferred Compensation Plan	200,000	—	—	—
Cinergy Corp. 401k Plans	6,469,373	—	—	—
Cinergy Corp. Dividend Reinvestment and Stock Purchase Plan	1,798,486	—	—	—
Cinergy Corp. Performance Shares Plan (PSP)	736,751	34,550	—	—

    We retired 31,777 shares of common stock in 1999; 44,981 shares in 1998; and 304 shares in 1997, mainly representing shares tendered as payment for the exercise of previously granted stock options.

    Cinergy Corp. owns all of the common stock of CG&E and PSI. All of ULH&P's common stock is held by CG&E.

    (b) Dividend Restrictions  Cinergy Corp.'s ability to pay dividends to common stock shareholders is principally dependent on the ability of CG&E and PSI to pay Cinergy Corp. common dividends. CG&E and PSI cannot purchase or otherwise acquire for value or pay dividends on their common stock if preferred stock dividends are in arrears. The amount of common stock dividends that each company can pay also is limited by certain capitalization and earnings requirements under CG&E'sand PSI's credit instruments. Currently, these requirements do not impact the ability of either company to pay dividends on its common stock.

    (c) Stock-based Compensation Plans  We currently have the following seven stock-based compensation plans:

  •
  LTIP;

  •
  Stock Option Plan;

  •
  Employee Stock Purchase and Savings Plan;

  •
  Sharesave Scheme;

  •
  Retirement Plan for Directors;

  •
  Directors' Equity Compensation Plan; and

  •
  Directors' Deferred Compensation Plan.

    In the sections below, we will further discuss the LTIP, the Stock Option plan, and the Employee Stock Purchase and Savings Plan. The activity in 1999 for the remaining stock-based compensation plans was not significant.

    We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, stock option-type awards are recorded at intrinsic value. In 1999, we recognized a $7 million reduction in compensation cost, before income taxes, in the Consolidated Statements of Income related to our stock-based compensation plans. This reduction was a result of our revised estimates for the performance-based shares accrued under the LTIP plan for cycle I. For further discussion see section (i) below. For 1998, and 1997, we recognized compensation cost related to stock-based compensation plans, before income taxes, of $1 million and $6 million, respectively, in the Consolidated Statements of Income.

    Net income for 1999, 1998 and 1997, assuming compensation cost for these plans had been determined at fair value, consistent with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), would have been unchanged for 1999, reduced by $3 million for 1998, and reduced by $2 million for 1997. Earnings per share (EPS) would have been reduced by $.02 basic and $.03 diluted for 1998, and $.02 basic and $.01 diluted for 1997.

    In estimating the pro forma amounts, the fair value method of accounting was not applied to options granted prior to January 1, 1995. This is in accordance with the provisions of Statement 123. As a result, the pro forma effect on net income and EPS may not be representative of future years. In addition, the pro forma amounts reflect certain assumptions used in estimating fair values. These fair value assumptions are described under each applicable plan discussion below.

       (i) LTIP  The LTIP was originally adopted in 1996. Under this plan, certain key employees may be granted stock options and the opportunity to earn performance-based shares. For each performance cycle, stock options are granted to participants at fair market value on the date of grant. The number of shares of common stock to be awarded under the LTIP is limited to a total of 7,000,000 shares.

    LTIP stock option activity for 1999, 1998, and 1997 is summarized as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 1996	—	—
Options granted	369,600	$33.60

Balance at December 31, 1997	369,600	33.60
Options granted	471,400	38.19
Options forfeited	(68,000)	36.06

Balance at December 31, 1998	773,000	36.19
Options granted	2,663,600	25.48
Options forfeited	(59,500)	35.65

Balance at December 31, 1999	3,377,100	$27.75

Options Exercisable:
At December 31, 1998	11,600	$36.05
At December 31, 1999	88,600	$35.78

    The weighted average fair value of options granted was $2.57 in 1999, $4.68 in 1998, and $3.54 in 1997. The fair values of options granted were estimated as of the date of grant using a Black-Scholes option-pricing model. The weighted averages for the assumptions used in determining the fair values of options granted were as follows:

	1999		1998		1997
Risk-free interest rate	6.1%		5.6%		6.2%
Expected dividend yield	7.2%		4.8%		5.4%
Expected lives	5.5	yrs.	5.6	yrs.	5.4	yrs.
Expected common stock variance	3.8%		1.8%		1.7%

    Price ranges, along with certain other information, for the options outstanding under the LTIP at December 31, 1999, are as follows:

	Outstanding				Exercisable

Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Contractual Life		Number	Weighted Average Exercise Price
$23.81-$23.88	2,232,900	$23.81	10.0	yrs.	—	$—
$33.31-$34.50	744,500	$33.88	8.3	yrs.	52,600	$33.86
$35.91-$38.59	399,700	$38.33	8.0	yrs.	36,000	$38.59

    In January 2000, approximately 1.2 million stock options at $24.38 per share were granted under the LTIP.

    Entitlement to performance based shares is based on Cinergy's Total Shareholder Return (TSR) over designated performance cycles as measured against a peer group. In January 2000, a target grant of performance based shares was made for the following periods, which are structured to phase-in during three overlapping performance cycles.

Cycle	Performance Period	Target Grant of Shares
		(in thousands)
II	2000	120
III	2000-2001	241
IV	2000-2002	362

    Potential awards for cycles II and III are prorated for the length of the cycle. Participants may earn additional performance shares if Cinergy's TSR exceeds that of the peer group. No shares were earned in Cycle I (1997 - 1999).

    (ii)   Stock Option Plan  The Stock Option Plan is designed to align executive compensation with shareholder interests. Under the Stock Option Plan, incentive and non-qualified stock options, stock appreciation rights (SARs), and SARs in tandem with stock options may be granted to key employees, officers, and outside directors. The activity under this plan has predominantly consisted of the issuance of stock options. Options are granted at the fair market value of the shares on the date of grant. Options generally vest over five years at a rate of 20% per year, beginning on the date of grant, and expiring 10 years from the date of grant. The total number of shares of common stock available under the Stock Option Plan may not exceed 5,000,000 shares. No stock options may be granted under the plan after October 24, 2004.

    Stock Option Plan activity for 1999, 1998, and 1997 is summarized as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 1996	3,334,637	$23.57
Options exercised	(380,162)	21.71

Balance at December 31, 1997	2,954,475	23.79
Options granted	480,000	36.88
Options exercised	(430,961)	21.62
Options forfeited	(100,000)	26.92

Balance at December 31, 1998	2,903,514	26.17
Options granted	152,500	24.66
Options exercised	(259,865)	21.51
Options forfeited	(36,000)	25.89

Balance at December 31, 1999	2,760,149	$26.53

Options Exercisable:
At December 31, 1997	1,389,975	$22.58
At December 31, 1998	1,535,514	23.61
At December 31, 1999	1,898,149	24.67

    The weighted average fair value of options granted during 1999 was $2.40 and $4.53 in 1998. The fair values of options granted were estimated as of the date of grant using a Black-Scholes option-pricing model. The weighted averages for the assumptions used in determining the fair values of options granted in 1999 and 1998 (no options were granted during 1997), were as follows:

	1999	1998
Risk-free interest rate	6.2%	5.6%
Expected dividend yield	7.3%	4.8%
Expected lives	6.5 yrs.	6.5 yrs.
Expected common stock variance	3.9%	2.0%

    Price ranges, along with certain other information, for options outstanding under the Stock Option Plan at December 31, 1999, are as follows:

	Outstanding			Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Contractual Life	Number	Weighted Average Exercise Price
$15.09 - $22.88	797,647	$22.61	4.6 yrs.	797,647	$22.61
$23.81 - $25.19	1,193,529	$24.27	5.7 yrs.	811,029	$24.33
$28.44 - $36.88	768,973	$34.09	6.3 yrs.	289,473	$31.30

    (iii)  Employee Stock Purchase and Savings Plan  The Employee Stock Purchase and Savings Plan allows essentially all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature. Under the Employee Stock Purchase and Savings Plan, after-tax funds are withheld from a participant's compensation during a 26-month offering period and are deposited in an interest-bearing account. At the end of the offering period, participants may apply amounts deposited in the account, plus interest, toward the purchase of shares of common stock. The purchase price is equal to 95% of the fair market value of a share of common stock on the first date of the offering period. Any funds not applied toward the purchase of shares are returned to the participant. A participant may elect to terminate participation in the plan at any time. Participation also will terminate if the participant's employment ceases. Upon termination of participation, all funds, including interest, are returned to the participant without penalty. The third (current) offering period began March 1, 1999, and ends April 30, 2001. The purchase price for all shares under this offering is $27.73. The second offering period ended February 28, 1999. At the end of the second offering of the Plan, the market price was below the established share price; therefore in accordance with the Plan provisions, all participants in the Plan at February 28, 1999, were distributed cash funds in March 1999. The total number of shares of common stock available under the Employee Stock Purchase and Savings Plan may not exceed 2,000,000.

    Employee Stock Purchase and Savings Plan activity for 1999, 1998, and 1997 is summarized as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 1996	—	—
Options granted	338,947	$31.83
Options exercised	(95)	31.83
Options forfeited	(12,485)	31.83

Balance at December 31, 1997	326,367	31.83
Options exercised	(3,342)	31.83
Options forfeited	(25,651)	31.83

Balance at December 31, 1998	297,374	31.83
Options granted	368,889	27.73
Options exercised	(266)	27.73
Options forfeited	(306,692)	27.73

Balance at December 31, 1999	359,305	$27.73

    The weighted average fair value of options granted was $3.97 in 1999, and $3.08 in 1997. The fair values of options granted were estimated as of the date of grant using a Black-Scholes option-pricing model. The weighted averages for the assumptions used in determining the fair values of options granted were as follows:

	1999	1997
Risk-free interest rate	5.0%	5.9%
Expected dividend yield	6.2%	5.4%
Expected lives	2.0 yrs.	2.0 yrs.
Expected common stock variance	5.2%	1.6%

    (d) Director, Officer and Key Employee Stock Purchase Program In December 1999, Cinergy Corp. adopted the Director, Officer and Key Employee Stock Purchase Program (the Program). The purpose of the Program is to facilitate the purchase of Cinergy Corp.'s common stock by its directors, officers and key employees, thereby further aligning their interests with those of its shareholders.

    In February 2000, Cinergy Corp. purchased approximately 1.6 million shares of common stock on behalf of the participants at an average price of $24.82 per share.

    Participants had the option of financing the purchases through a five-year credit facility arranged by Cinergy Corp. with a bank. Each participant is obligated to repay the bank any loan principal, interest, and prepayment fees, and each has assigned his or her dividend rights on the purchased shares to the bank to be applied to interest payments as due on the loan.

    Services, and in part, Cinergy Corp., have guaranteed repayment to the bank of 100% of each participant's loan obligations and the associated interest, and each participant has agreed to indemnify the guarantor for any payments made by it under the guaranty on the participant's behalf. A participant's obligations to the bank are unsecured, and no restrictions are placed on the participant's ability to sell, pledge or otherwise encumber or dispose of his or her purchased shares.

    (e) PSP  The PSP was a long-term incentive plan developed to reward officers and other key employees for achieving corporate and individual goals. Under the PSP, participants were granted contingent shares of common stock. As of December 31, 1996, we ceased accrual of incentive compensation under the PSP, and a final payout of approximately 35,000 shares was made in February 1999.

3. Change in Preferred Stock of Subsidiaries

    In 1998, PSI redeemed approximately 3.4 million shares of its $25 par value, 7.44% series of preferred stock for $85 million. All other classes of preferred stock redeemed from 1997 to 1999 were immaterial for CG&E and PSI. Refer to the Consolidated Statements of Capitalization for detailed information for CG&E (on page 84) and PSI (on page 92).

4. Long-Term Debt

    Refer to the Statements of Capitalization for detailed information for CG&E (on page 84), PSI (on page 92), and ULH&P (on page 99). In addition, Cinergy Corp. and Global Resources also have the following total long-term debt (excluding Long-term debt due within one year, which is reflected in Current liabilities in the Consolidated Balance Sheets):

	December 31
	1999	1998
	(dollars in thousands)
Cinergy Corp.
Other Long-term Debt
6.53% Debentures due December 16, 2008	$200,000	$200,000
6.125% Debentures due April 15, 2004	200,000	—

	400,000	200,000
Unamortized Discount	(333)	(87)

Total—Cinergy Corp.	$399,667	$199,913

Global Resources
Other Long-term Debt
6.20% Debentures due November 3, 2008	$150,000	$150,000
Variable interest rate set at 7.56% commencing August 6, 1999, due July 6, 2012	15,300	—
Variable interest rate set at 8.44% commencing August 6, 1999, due July 6, 2009	7,100	—
Other	—	9,443

Total Other Long-term Debt	172,400	159,443
Unamortized Discount	(293)	(326)

Total—Global Resources	$172,107	$159,117

Operating Companies
CG&E and its subsidiaries	$1,205,916	$1,219,778
PSI	1,211,552	1,025,659

Total—Cinergy	$2,989,242	$2,604,467

    The following table reflects the long-term debt maturities for the next five years, excluding any redemptions due to the exercise of call or put provisions. Callable means the issuer has the right to buy back a given security from the holder at a specified price before maturity. Putable means the holder has the right to sell a given security back to the issuer at a specified price before maturity.

	Cinergy and Subsidiaries	CG&E and Subsidiaries		PSI
	(in millions)
2000	$33	$—		$31
2001	41	1		39
2002	125	100		24
2003	78	20	(1)	57
2004	313	110		1

	$590	$231		$152

(1)
CG&E and subsidiaries include ULH&P's $20 million maturing in 2003.

    Maintenance and replacement fund provisions contained in PSI's first mortgage bond indenture require: (1) cash payments, (2) bond retirements, or (3) pledges of unfunded property additions each year based on an amount related to PSI's net revenues.

5. Notes Payable and Other Short-term Obligations

    Short-term obligations may include:

  •
  short-term notes;

  •
  commercial paper;

  •
  variable rate pollution control notes; and

  •
  money pooling.

    Short-term Notes  Short-term borrowings mature within one year from the date of issuance. We mainly use unsecured revolving lines of credit for short-term borrowings. A portion of each company's committed lines is used to provide credit support for commercial paper (discussed below) and other uncommitted lines. When committed lines are reserved for commercial paper or other uncommitted lines, they are not available for additional borrowings. The fees we paid to secure short-term notes were immaterial during the period from 1997 to 1999.

    At December 31, 1999, Cinergy Corp. did not have any borrowings or commercial paper outstanding related to its $645 million revolving and uncommitted lines. The acquisition line shown in the table to follow was initially established to fund the purchase of Avon Energy Partners Holdings (Avon Energy), the parent company of Midlands Electricity plc (Midlands). However, on July 15, 1999, we sold our 50% ownership interest in Avon Energy to GPU, Inc. (GPU), and as a result of this transaction, the available acquisition line has been eliminated. For a discussion of this transaction, see Note 10 on page 126.

    Global Resources established a $100 million revolving credit agreement in 1998, which expired on August 29, 1999, and was not extended or replaced.

    Commercial Paper  The commercial paper (debt instruments exchanged between companies) program is limited to a maximum outstanding principal amount of $400 million for Cinergy Corp. CG&E and PSI also have the capacity to issue commercial paper, which must be supported by available committed lines of the respective company. The maximum outstanding principal amount for CG&E is $200 million and for PSI is $100 million. Neither CG&E nor PSI issued commercial paper in 1999 or 1998.

    Variable Rate Pollution Control Notes  CG&E and PSI have issued variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development to control pollution). Because the holders of these notes have the right to redeem their notes on any business day, they are reflected in Notes payable and other short-term obligations in the Consolidated Balance Sheets for Cinergy on page 74, for CG&E on page 80, and for PSI on page 88.

    The following tables summarize our Notes payable and other short-term obligations; but exclude Notes payable to affiliated companies.

Cinergy

	December 31, 1999				December 31, 1998
	Established Lines		Outstanding	Weighted Average Rate	Established Lines	Outstanding		Weighted Average Rate
			(in millions)			(in millions)
Cinergy Corp.
Committed lines
Acquisition line	$—		$—	—	$160	$160		5.61%
Revolving line	600		—	—	600	245		5.68
Uncommitted lines	45		—	—	45	50	(1)	5.84
Commercial paper	—		—	—	—	50		5.78
Operating companies
Committed lines	195		120	6.68%	300	—		—
Uncommitted lines	300		81	6.44	410	95		5.90
Pollution control notes	N/A		267	4.10	N/A	267		3.83
Non-regulated subsidiaries
Revolving lines	14	(2)	13	6.26	105	5		13.11
Short-term debt	69		69	6.86	33	32		13.11

Cinergy Total			$550	5.41%		$904		5.20%

(1)
Excess over Established Line represents amount sold by dealers to other investors.

(2)
Does not include a $150 million revolving line established by one of our non-utility unconsolidated subsidiaries. There were no borrowings under this line at December 31, 1999.

CG&E

	December 31, 1999			December 31, 1998
	Established Lines	Outstanding	Weighted Average Rate	Established Lines	Outstanding	Weighted Average Rate
		(in millions)			(in millions)
Committed lines	$65	$30	6.27%	$100	$—	—%
Uncommitted lines	130	21	6.42	215	5	5.28
Pollution control notes	N/A	184	4.08	N/A	184	3.78

Total		$235	4.57%		$189	3.83%

PSI

	December 31, 1999			December 31, 1998
	Established Lines	Outstanding	Weighted Average Rate	Established Lines	Outstanding	Weighted Average Rate
		(in millions)			(in millions)
Committed lines	$130	$90	6.81%	$200	$—	—%
Uncommitted lines	170	60	6.44	195	90	5.93
Pollution control notes	N/A	83	4.15	N/A	83	3.94

Total		$233	5.77%		$173	4.98%

    Money Pool  Our operating companies and their subsidiaries participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, our operating companies and their subsidiaries with surplus short-term funds provide short-term loans to each other. This surplus cash may be from internal or external sources. The amounts outstanding under this money pool arrangement are shown as Notes receivable from affiliated companies or Notes payable to affiliated companies on the Consolidated Balance Sheets for CG&E on pages 80 through 81, PSI on pages 88 through 89, and the Balance Sheets for ULH&P on pages 95 through 96.

6. Sale of Accounts Receivable

    In 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable up to an aggregate maximum of $350 million. The Accounts receivable on the Consolidated Balance Sheets of Cinergy, CG&E, and PSI and on the Balance Sheets of ULH&P are net of the amounts sold at December 31, 1999, and 1998. The following table shows the amounts sold, net of reserves for 1999:

Sale of Accounts Receivable
(in millions)

Cinergy	$257
CG&E and subsidiaries	157
PSI	100
ULH&P	21

7. Leases

    (a) Operating Leases  We have entered into operating lease agreements for various facilities and properties such as computer, communications, transportation equipment, and office space. Total rental payments on operating leases for each of the past three years are detailed below in the table. This table also shows future minimum lease payments required for operating leases with remaining non-cancelable lease terms in excess of one year as of December 31, 1999:

				Estimated Minimum Payments
	Actual Payments
									After 2004
	1997	1998	1999	2000	2001	2002	2003	2004		Total
	(in millions)
Cinergy	$36	$42	$50	$36	$28	$18	$13	$10	$35	$140
CG&E and subsidiaries	18	21	27	11	10	8	6	5	20	60
PSI	18	21	21	9	8	6	5	4	13	45
ULH&P(1)	1	3	4	—	—	—	—	—	—	—

(1)
Estimated Minimum Payments are immaterial.

    (b) Capital Leases  In February 1999, CG&E, PSI, and ULH &P entered into capital lease arrangements to fund the purchase of gas and electric meters. The terms are for 120 months commencing December 1999, with early buyout options at 48, 72, and 105 months. Since the objective is to own the meters indefinitely, the companies plan to exercise the buyout option at month 105. The lease rate used to determine the monthly payments is 6.06%. The meters are depreciated at the same rate as if they were owned by the companies. CG&E, PSI, and ULH&P each recorded a capital lease obligation, included in Non-current liabilities—other. The total minimum lease payments, as if the buyout option is exercised at month 105, and the present value are shown below:

	Total Minimum Lease Payments
	Cinergy	CG&E and subsidiaries	PSI	ULH&P
	(in thousands)
Total minimum lease payments(1)	$13,935	$6,025	$7,910	$1,255
Less: amount representing interest	(3,838)	(1,659)	(2,179)	(346)

Present value of minimum lease payments	$10,097	$4,366	$5,731	$909

(1)
Annual Minimum Lease Payments are immaterial.

    In 1996, CG&E entered into a sale-leaseback agreement for certain equipment at Woodsdale Generating Station. The lease is a capital lease with an initial lease term of five years. At the end of this term, the lease may be renewed at mutually agreeable terms or CG&E may purchase the equipment at the original sale amount. The monthly lease payment is interest only and is based on the applicable London Inter-bank Offered Rate (LIBOR). LIBOR is the rate at which the highest rated banks offer to lend to one another. Interest rates are frequently quoted as a spread to LIBOR. The capital lease obligation will not be reduced over the initial lease term. The equipment under the capital lease is depreciated at the same rate as if CG&E owned it. CG&E recorded a capital lease obligation, included in Non-current liabilities—other, of $22 million, which is the book value of the equipment at the beginning of the lease.

8. Financial Instruments

    (a) Financial Derivatives  We have entered into financial derivative contracts for the purposes described below.

    (i)  Interest Rate Risk Management  Our current policy in managing exposure to fluctuations in interest rates is to maintain 25% of the total amount outstanding debt in floating interest rate debt instruments. To help maintain this level of exposure, we have previously entered into interest rate swaps. Under these swaps, we have agreed with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional principal amount. When less than 25% of the outstanding debt had floating interest rates, we entered into swaps whereby we would receive a fixed rate and pay a floating rate. When more than 25% of the outstanding debt had fixed interest rates, we entered into swaps that allowed us to receive a floating rate while paying a fixed rate. At December 31, 1999, the composition of the total amount of debt outstanding consisted of slightly less than 25% of the outstanding amount having floating interest rates. PSI has an outstanding interest rate swap agreement that will increase this percentage of floating rate debt in the second half of 2000. Under the agreement, which has a notional amount of $100 million, PSI will pay a floating rate and receive a fixed rate for a six month period. The floating rate will be based on a short-term money market index. At December 31, 1999, the fair value of this interest rate swap was not significant. In the future, we will continually monitor market conditions to evaluate whether to increase, or decrease, our level of exposure to fluctuations in interest rates.

    (ii)  Foreign Exchange Hedging Activity  From time to time, we may utilize foreign exchange forward contracts and currency swaps to hedge certain of our net investments in foreign operations. These contracts and swaps allow us to hedge our position against currency exchange rate fluctuations.

    Exposure to fluctuations in exchange rates between the U.S. dollar and the currencies of foreign countries where we have investments do exist. When it is appropriate we will hedge our exposure to cash flow transactions, such as a dividend payment by one of our foreign subsidiaries. At December 31, 1999, we do not believe we have a material exposure to the currency risk attributable to these investments.

    (b) Fair Value of Other Financial Instruments  The estimated fair values of other financial instruments were as follows (this information does not claim to be a valuation of the companies as a whole):

	December 31, 1999		December 31, 1998
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial Instruments
Cinergy
First mortgage bonds and other long-term debt (includes amounts reflected as long-term debt due within one year)	$3,020	$2,820	$2,740	$2,934
CG&E and subsidiaries
First mortgage bonds and other long-term debt (includes amounts reflected as long-term debt due within one year)	$1,206	$1,065	$1,350	$1,415
PSI
First mortgage bonds and other long-term debt (includes amounts reflected as long-term debt due within one year)	$1,243	$1,215	$1,032	$1,134
ULH&P
First mortgage bonds and other long-term debt	$75	$71	$75	$78

    The following methods and assumptions were used to estimate the fair values of each major class of instruments:

    Cash and cash equivalents, Restricted deposits, and Notes payable and other short-term obligations  Due to the short period to maturity, the carrying amounts reflected on the Balance Sheets approximate fair values.

    Long-term debt  The fair values of long-term debt issues were estimated based on the latest quoted market prices or, if not listed on the New York Stock Exchange, on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments.

    (c) Concentrations of Credit Risk  Credit risk is the exposure to economic losses that would occur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. Specific components of credit risk include counterparty default risk, collateral risk, concentration risk, and settlement risk.

    Our concentration of credit risk with respect to Delivery's trade accounts receivable from electric and gas retail customers is limited. The large number of customers and diversified customer base of residential, commercial, and industrial customers significantly reduces our credit risk. Contracts within the physical portfolio of Commodities' power marketing and trading operations are primarily with the traditional electric cooperatives and municipalities and other investor-owned utilities. At December 31, 1999, we do not believe we have significant exposure to credit risk with our trade accounts receivable within Delivery and our physical portfolio within Commodities.

    Contracts within the trading portfolio of the power marketing and trading operations are primarily with power marketers and other investor-owned utilities. As of December 31, 1999, approximately 75% of the activity within the trading portfolio represents commitments with 10 counterparties. The majority of these contracts are for terms of one year or less. Counterparty credit exposure within the power-trading portfolio is routinely factored into the mark-to-market valuation. As a result of the extreme volatility experienced in the Midwest power markets during 1998, several new entrants into the market experienced financial difficulties and failed to perform their contractual obligations. This resulted in us recording bad debt provisions of approximately $13 million with respect to settled transactions. At December 31, 1999, our exposure to credit risk within the power-trading portfolio is not believed to be significant. As the competitive electric power market continues to develop, counterparties will increasingly include new market entrants, such as other power marketers, brokers, and commodity traders. This increased level of new market entrants, as well as competitive pressures on existing market participants, could increase Commodities' exposure to credit risk with respect to its power marketing and trading operations.

    As of December 31, 1999, approximately one-third of the activity within the physical gas marketing and trading portfolio represents commitments with 10 counterparties. Credit risk losses related to gas and other commodity physical and trading operations have not been significant. At December 31, 1999, the credit risk within the gas and commodity trading portfolios is not believed to be significant because of the characteristics of counterparties and customers with which transactions are executed.

    Potential exposure to credit risk also exists from our use of financial derivatives such as currency swaps, foreign exchange forward contracts, and interest rate swaps. Because these financial instruments are transacted only with highly rated financial institutions, we do not anticipate nonperformance by any of the counterparties.

9. Pension and Other Postretirement Benefits

    We provide benefits to retirees in the form of pensions and other postretirement benefits.

    Our defined benefit pension plans cover substantially all United States (U.S.) employees meeting certain minimum age and service requirements. A final average pay formula determines plan benefits. These plan benefits are based on (1) years of participation, (2) age at retirement, and (3) the applicable average Social Security wage base or benefit amount.

    Effective January 1, 1998, we reconfigured our defined benefit pension plans. The reconfigured plans cover the same employees as the previous plans and established a uniform final average pay formula for all employees. The reconfiguration of the pension plans did not have a significant impact on our financial position or results of operations.

    Our pension plan funding policy for U.S. employees is to contribute at least the amount required by the Employee Retirement Income Security Act of 1974, and up to the amount deductible for income tax purposes. The pension plans' assets consist of investments in equity and fixed income securities.

    We provide certain health care and life insurance benefits to retired U.S. employees and their eligible dependents. These benefits are subject to the retiree meeting minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments. Prior to January 1, 1997, CG&E and PSI employees had separate postretirement benefit plans. Effective January 1, 1997, most of our active U.S. employees are eligible to receive essentially the same postretirement health care benefits. Certain classes of employees (based on age) and all retirees have been grandfathered under benefit provisions in place prior to January 1, 1997. CG&E does not pre-fund its obligations for these postretirement benefits. During 1999, PSI began pre-funding its obligations as authorized by the IURC through a grantor trust.

    Our benefit plans' costs for the past three years, as well as the actuarial assumptions used in determining these costs, included the following components:

	Pension Benefits			Other Postretirement Benefits
	1999	1998	1997	1999	1998	1997
	(in millions)
Service cost	$24.8	$21.8	$19.8	$3.5	$4.1	$3.1
Interest cost	70.8	71.6	67.8	16.2	16.1	16.3
Expected return on plans' assets	(72.0)	(66.9)	(62.8)	—	—	—
Amortization of transition obligation/(asset)	(1.3)	(1.3)	(1.3)	5.0	5.0	5.0
Amortization of prior service cost	4.5	4.4	4.4	—	—	—
Recognized actuarial (gain) loss	.6	—	(.3)	.8	.4	.3

Net periodic benefit cost	$27.4	$29.6	$27.6	$25.5	$25.6	$24.7

Actuarial assumptions:
Discount rate	7.50%	6.75%	7.50%	7.50%	6.75%	7.50%
Rate of future compensation increase	4.50	3.75	4.50	N/A	N/A	N/A
Rate of return on plans' assets	9.00	9.00	9.00	N/A	N/A	N/A

    For measurement purposes, we assumed an 8% annual rate of increase in the per capita cost of covered health care benefits for 2000. It was assumed that the rate would decrease gradually to 5% in 2008 and remain at that level thereafter.

    The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1999, and a statement of the funded status as of December 31 of both years.

	Pension Benefits		Other Postretirement Benefits
	1999	1998	1999	1998
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of period	$1,052.1	$960.3	$246.5	$221.9
Service cost	24.8	21.8	3.5	4.1
Interest cost	70.8	71.6	16.2	16.1
Amendments	1.1	1.0	—	—
Actuarial (gain)/loss	(90.3)	53.6	(18.4)	17.4
Benefits paid	(56.5)	(56.2)	(13.4)	(13.0)

Benefit obligation at end of period	1,002.0	1,052.1	234.4	246.5
Change in plan assets
Fair value of plan assets at beginning of period	865.3	888.1	—	—
Actual return on plan assets	137.3	9.9	—	—
Employer contribution	—	23.5	13.4	13.0
Benefits paid	(56.5)	(56.2)	(13.4)	(13.0)

Fair value of plan assets at end of period	946.1	865.3	—	—
Funded status	(55.9)	(186.8)	(234.4)	(246.5)
Unrecognized prior service cost	39.9	43.3	—	—
Unrecognized net actuarial (gain)/loss	(180.6)	(24.1)	20.1	40.3
Unrecognized net transition (asset)/obligation	(5.8)	(7.1)	60.8	65.8

Accrued benefit cost at December 31	$(202.4)	$(174.7)	$(153.5)	$(140.4)

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(in millions)
Effect on total of service and interest cost components	$2.8	$(2.4)
Effect on postretirement benefit obligation	30.1	(26.2)

    In addition, we sponsor non-qualified pension plans (plans that do not meet the criteria for tax benefits) that cover officers, certain other key employees, and non-employee directors. We began funding certain of these non-qualified plans through a rabbi trust in 1999.

    The pension benefit obligations and pension cost under these plans were as follows:

	1999	1998
	(in millions)
Pension benefit obligations	$37.0	$31.4
Pension cost	4.0	4.5

10. Investments/Dispositions in Unconsolidated Subsidiaries

    On July 15, 1999, we sold our 50% ownership interest in Avon Energy to GPU. In exchange for our interest in Avon Energy, we received 452.5 million pounds sterling (approximately $700 million). As a result of the transaction, we realized a net contribution to earnings of approximately $.43 per share (basic and diluted), after deducting financing, transaction, and currency costs.

    Pro forma information is presented below. This reflects the net income and earnings per share without the investment in Avon Energy for 1999 and 1998.

	Year Ended December 31
	1999		1998
	Net Income	Earnings per Share(1)	Net Income	Earnings per Share(2)
	(in millions, except for earnings per share)
Cinergy	$404	$2.54	$261	$1.65
Pro forma adjustments:
Equity in earnings of Avon Energy	(58)		(57)
Gain on sale of investment in Avon Energy	(99)		—
Interest expense	21		43
Income taxes	40		(18)

Pro forma result	$308	$1.94	$229	$1.45

(1)
Represents basic earnings per share. Diluted earnings per share were $2.53, and pro forma diluted earnings per share were $1.93.

(2)
Both basic and diluted.

    On September 30, 1999, one of our non-regulated subsidiaries formed a partnership with Duke Energy North America LLC (Duke). This partnership will jointly construct and own three wholesale generating facilities located in southwestern Ohio, and east central and western Indiana, with total capacity of approximately 1,400 megawatts (MW). These facilities will be natural gas-fired peaking stations with commercial operations anticipated for the summer of 2000. Our portion (50%) of the output will be sold to and marketed by Cinergy Capital & Trading (a wholly-owned subsidiary of Investments) or another Cinergy affiliate.

11. Income Taxes

    The following table shows the significant components of Cinergy, CG&E, and PSI net deferred income tax liabilities as of December 31, 1999, and 1998:

	Cinergy(1)		CG&E		PSI
	1999	1998	1999	1998	1999	1998
	(in millions)		(in millions)		(in millions)
Deferred Income Tax Liability
Utility plant	$1,130.4	$1,104.2	$696.0	$694.4	$434.4	$409.8
Unamortized costs of reacquiring debt	20.9	21.2	10.5	10.5	10.4	10.7
Deferred operating expenses and carrying costs	43.5	73.3	26.9	55.2	16.6	18.1
Amounts due from customers- income taxes	95.6	121.7	91.6	114.6	4.0	7.1
Foreign income taxes	2.7	—	—	—	—	—
Dynegy gas services agreement buyout costs	94.9	—	—	—	94.9	—
Other	53.0	73.8	23.3	57.1	6.8	14.2

Total Deferred Income Tax Liability	1,441.0	1,394.2	848.3	931.8	567.1	459.9

Deferred Income Tax Asset
Unamortized investment tax credits	53.6	57.0	37.3	39.5	16.3	17.5
Accrued pension and other benefit costs	88.0	89.0	34.3	41.3	26.9	20.7
Net energy risk management liabilities	32.3	54.5	11.5	26.3	20.9	28.2
Rural Utilities Service (RUS) obligation	30.7	29.5	—	—	30.7	29.5
Investments in unconsolidated subsidiaries	—	13.1	—	—	—	—
Other	61.6	60.0	45.0	53.6	11.6	—

Total Deferred Income Tax Asset	266.2	303.1	128.1	160.7	106.4	95.9

Net Deferred Income Tax Liability	$1,174.8	$1,091.1	$720.2	$771.1	$460.7	$364.0

(1)
Cinergy's net deferred income tax liability does not equal the sum of the net deferred income tax liabilities of  CG&E and PSI because of foreign subsidiary activity included at the Cinergy and other subsidiaries' level.

    We will file a consolidated federal income tax return for the year ended December 31, 1999. The current tax liability is allocated among the members of the group pursuant to a tax sharing agreement filed with the SEC under the PUHCA.

    The following table indicates a summary of federal and state income taxes charged (credited) to income:

	Cinergy			CG&E			PSI
	1999	1998	1997	1999	1998	1997	1999	1998	1997
	(in millions)			(in millions)			(in millions)
Current Income Taxes
Federal	$114.0	$209.0	$133.3	$137.3	$151.7	$117.1	$(30.6)	$69.8	$35.0
State	(1.5)	16.9	12.1	4.0	3.9	5.2	(3.1)	10.5	6.8

Total Current Income Taxes	112.5	225.9	145.4	141.3	155.6	122.3	(33.7)	80.3	41.8

Deferred Income Taxes
Federal
Depreciation and other utility plant-related items	24.0	25.3	26.7	13.8	14.7	13.6	10.2	10.7	13.3
Pension and other benefit costs	(10.5)	(3.3)	.9	(5.3)	5.0	(2.8)	(5.0)	(1.9)	3.7
Litigation settlement	—	—	1.8	—	—	—	—	—	6.2
RUS obligations	—	(22.5)	(3.5)	—	—	—	—	(22.5)	(3.5)
Unrealized energy risk management losses	(5.1)	(49.4)	(1.5)	(11.6)	(25.2)	(.7)	6.5	(24.2)	(.8)
Fuel costs	4.3	(1.0)	4.4	2.7	(1.5)	(5.5)	1.6	.5	9.9
Dynegy gas services agreement buyout costs	83.6	—	—	—	—	—	83.6	—	—
Coal contract buyout	4.2	3.1	5.5	—	—	—	4.2	3.1	5.5
Coal gasification payments	—	—	—	—	—	—	—	(1.0)	7.7
Other items-net	(9.3)	(43.9)	40.5	8.3	(13.7)	19.1	(8.7)	(12.7)	(6.2)

Total Deferred Federal Income Taxes	91.2	(91.7)	74.8	7.9	(20.7)	23.7	92.4	(48.0)	35.8
State	14.2	(7.4)	2.4	.6	(.4)	(1.0)	13.6	(5.8)	3.3

Total Deferred Income Taxes	105.4	(99.1)	77.2	8.5	(21.1)	22.7	106.0	(53.8)	39.1

Investment Tax Credits—Net	(9.2)	(9.6)	(9.6)	(6.1)	(6.2)	(6.2)	(3.1)	(3.4)	(3.5)

Total Income Taxes	$208.7	$117.2	$213.0	$143.7	$128.3	$138.8	$69.2	$23.1	$77.4

    The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income before extraordinary items and federal income tax) to the federal income tax expense reported in the Consolidated Statements of Income for Cinergy, CG&E, and PSI.

	Cinergy			CG&E			PSI
	1999	1998	1997	1999	1998	1997	1999	1998	1997
	(in millions)			(in millions)			(in millions)
Statutory federal income tax provision	$209.9	$129.0	$196.4	$130.4	$119.2	$130.8	$61.6	$24.7	$69.8
Increases (Reductions) in taxes resulting from:
Amortization of investment tax credits	(9.2)	(9.6)	(9.6)	(6.1)	(6.2)	(6.2)	(3.1)	(3.4)	(3.5)
Depreciation and other utility plant-related differences	14.4	10.4	11.7	11.6	9.0	9.8	—	—	—
Preferred dividend requirements of subsidiaries	5.4	2.3	4.4	—	—	—	—	—	—
Foreign tax adjustments	(15.5)	(20.0)	(13.2)	—	—	—	—	—	—
Other-net	(9.0)	(4.4)	8.8	3.2	2.8	.1	.2	(2.9)	1.0

Federal income tax expense	$196.0	$107.7	$198.5	$139.1	$124.8	$134.5	$58.7	$18.4	$67.3

    The following table shows the significant components of ULH&P net deferred income tax liability as of December 31, 1999, and 1998:

	ULH&P
	1999	1998
	(in thousands)
Deferred Income Tax Liability
Utility plant	$34,903	$34,442
Unamortized costs of reacquiring debt	1,356	1,390
Deferred fuel costs	—	1,557
Other	2,062	2,626

Total Deferred Income Tax Liability	38,321	40,015

Deferred Income Tax Asset
Unamortized investment tax credits	1,608	1,720
Amounts due to customers-income taxes	4,618	3,616
Deferred fuel costs	949	—
Accrued pension and other benefit costs	2,282	2,658
Other	5,864	5,887

Total Deferred Income Tax Asset	15,321	13,881

Net Deferred Income Tax Liability	$23,000	$26,134

    The following table indicates a summary of federal and state income taxes charged (credited) to income:

	ULH&P
	1999	1998	1997
	(in thousands)
Current Income Taxes
Federal	$8,668	$6,699	$11,607
State	2,253	1,336	3,002

Total Current Income Taxes	10,921	8,035	14,609

Deferred Income Taxes
Federal
Depreciation and other utility plant-related items	831	420	847
Pension and other benefit costs	40	319	—
Fuel costs	(1,385)	820	(5,486)
Unamortized costs of reacquiring debt	(39)	(58)	(122)
Service company allocations	324	(1,376)	(36)
Other items-net	(155)	(415)	48

Total Deferred Federal Income Taxes	(384)	(290)	(4,749)
State
Depreciation and other utility plant-related items	271	196	287
Fuel costs	(356)	211	(1,404)
Other items-net	9	(99)	23

Total Deferred State Income Taxes	(76)	308	(1,094)

Total Deferred Income Taxes	(460)	18	(5,843)

Investment Tax Credits-Net	(277)	(279)	(280)

Total Income Taxes	$10,184	$7,774	$8,486

    The following table presents a reconciliation of federal income taxes (which are calculated by multiplying the statutory federal income tax rate by book income and federal income tax) to the federal income tax expense reported in the Statement of Income for ULH&P.

	1999	ULH&P 1998	1997
	(in thousands)
Statutory federal income tax provision	$7,098	$6,937	$6,823
Increases (Reductions) in taxes resulting from:
Amortization of investment tax credits	(277)	(279)	(280)
Depreciation and other utility plant-related differences	94	(168)	96
Other- net	1,092	(360)	(61)

Federal income tax expense	$8,007	$6,130	$6,578

12. Commitments and Contingencies

    (a) Construction and Other Commitments  Forecasted construction expenditures in nominal dollars for 2000 and for the next five years (2000-2004) are presented in the table below:

	2000	2000-2004
	(in millions)
Cinergy	$495	$2,002
CG&E and subsidiaries	284	1,044
PSI	211	958
ULH&P	28	123

    This table includes forecasted expenditures for 2000 of $65 million for preparing utility systems for customer choice. This forecast excludes an estimate of expenditures necessary to comply with the United States Environmental Protection Agency's (EPA's) proposed stricter nitrogen oxide (NOX) emission control standards, as discussed below.

    Committed projects for both international and domestic non-regulated investment activities of approximately $160 million for 2000 are excluded from the table above. On September 30, 1999, one of our non-regulated subsidiaries formed a partnership with Duke, as discussed in Note 10 on page 126. Our portion (50%) of the remaining capital expenditures to complete this project is estimated at $110 million for 2000 and is included in the $160 million discussed above.

    (b) Ozone Transport Rulemaking  In October 1998, the EPA finalized its ozone transport rule, also known as the NOX SIP Call. (A SIP is a state's implementation plan for achieving emissions reductions to address air quality concerns.) It applies to 22 states in the eastern half of the U.S., including the three states in which our electric utilities operate. This rule recommends that states reduce NOX emissions from primarily industrial and utility sources to a certain level by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate NOX reductions with a trading program into their SIPs. The EPA proposed to implement a federal plan to accomplish the equivalent NOX reductions by May 2003 if the states failed to revise their SIPs. The EPA must approve all SIPs.

    Ohio, Indiana, a number of other states, and various industry groups (some of which we are a member), filed legal challenges to the NOX SIP Call in late 1998. On May 25, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) granted a request for a deferral of the rule and indefinitely suspended the September 30 filing deadline, pending further review by the Court of Appeals. The Court of Appeals heard arguments on the case on November 9, 1999, and is expected to make a decision in the first quarter of 2000.

    In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions. The EPA believes that these petitions, which are filed under Section 126 of the Clean Air Act (CAA), allow a state to claim that another state is contributing to its air quality problem and request that the EPA require the upwind state to reduce its emissions. This ruling affects all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003. We are appealing this ruling; however, we currently cannot predict the outcome of the appeal. Compliance with this EPA finding is anticipated to require us to perform substantially all of the NOX reduction work that would be required under the NOX SIP Call. In the event the EPA successfully implements either program (the NOX SIP Call or the Section 126 petitions), capital expenditures for compliance are substantially the same, and are currently estimated at $500 million to $700 million (in 1999 dollars) by May 2003, approximately $105 million of which is estimated to be spent in 2000. This estimate depends on several factors, including:

  •
  final determination regarding both the timing and strictness of the final required NOX reductions;

  •
  emission output of our generating units;

  •
  availability of adequate supplies of resources to construct the necessary control equipment; and

  •
  whether a viable market will exist to buy and sell NOX allowances.

    (c) New Source Review (NSR)  Since July 1999, CG&E and PSI have received requests from the EPA (Region 5), under Section 114 of the CAA, seeking documents and information regarding capital and maintenance expenditures at several of their generating stations. These activities are part of an industry-wide investigation assessing compliance with the NSR and the New Source Performance Standards (NSPS, emissions standards that apply to new and changed units) of the CAA at electric generating stations. The NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major change to an existing facility unless the changes are exempt.

    On November 3, 1999, the EPA sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts. The Cinergy, CG&E, and PSI suit alleges violations of the CAA at some of our generating stations relating to NSR and NSPS requirements. The suit seeks (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord and PSI's Cayuga Generating Station (Cayuga), and (2) civil penalties in amounts of up to $27,500 per day for each violation.

    On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added the alleged violations of the NSR requirements of the CAA at two of our generating stations contained in the notice of violation (NOV) filed by the EPA on November 3, 1999. It also added claims for relief alleging violations of (1) nonattainment NSR, (2) Indiana and Ohio SIPs, and (3) particulate matter emission limits (as discussed in Note 12(e) on page 134). The amended complaint seeks (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord, Cayuga, and PSI's Wabash River and Gallagher Generating Stations, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation. We believe the allegations contained in the amended complaint are without merit and plan to defend the suit vigorously in court. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition.

    On March 1, 2000, the EPA also filed an amended complaint alleging violations of the CAA relating to NSR, Prevention of Significant Deterioration, and Ohio SIP requirements regarding a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company, and CG&E. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. We believe the allegations in the amended complaint are without merit. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition.

    (d) Manufactured Gas Plant (MGP) Sites

       (i) General  Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

      (ii) PSI  Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including at least 21 sites which PSI or its predecessors previously owned. PSI acquired four of the sites from Northern Indiana Public Service Company (NIPSCO) in 1931. At the same time, PSI sold NIPSCO the sites located in Goshen and Warsaw, Indiana. In 1945, PSI sold 19 of these sites (including the four sites it acquired from NIPSCO) to the predecessor of the Indiana Gas Company, Inc. (IGC). IGC later sold the site located in Rochester, Indiana, to NIPSCO.

    IGC (in 1994) and NIPSCO (in 1995) both made claims against PSI. The basis of these claims was that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI is therefore legally responsible for the costs of investigating and remediating the sites. In August of 1997, NIPSCO filed suit against PSI in federal court claiming recovery (pursuant to CERCLA) of NIPSCO's past and future costs of investigating and remediating MGP related contamination at the Goshen MGP site.

    In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement. The agreement allocated CERCLA liability for past and future costs at seven MGP sites in Indiana among the three companies. As a result of the agreement, NIPSCO's lawsuit against PSI was dismissed. The parties have assigned lead responsibility for managing further investigation and remediation activities at each of the sites to one of the parties. Similar agreements were reached between IGC and PSI that allocate CERCLA liability at 14 MGP sites with which NIPSCO was not involved. These agreements conclude all CERCLA and similar claims between the three companies related to MGP sites. The parties continue to investigate and remediate the sites, as appropriate under the agreements and applicable laws. The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

    PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and the IDEM. In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana against its general liability insurance carriers. Among other matters, PSI requested a declaratory judgment that would obligate its insurance carriers to (1)  defend MGP claims against PSI, or (2) pay PSI's costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. The case was moved to the Hendricks County Superior Court 1 on a request for a change of judge. The Hendricks County Superior Court 1 has set the case for trial beginning in May 2001. It ordered the parties to meet certain deadlines for discovery proceedings based upon this trial date. PSI cannot predict the outcome of this litigation.

    PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring for the work performed to date. The estimated costs for such remedial activities are accrued when the costs are probable and can be reasonably estimated. PSI does not believe it can provide an estimate of the reasonably possible total remediation costs for any site before a remedial investigation/feasibility study has been completed. To the extent remediation is necessary, the timing of the remediation activities impacts the cost of remediation. Therefore, PSI currently cannot determine the total costs that may be incurred in connection with the remediation of all sites, to the extent that remediation is required. According to current information, these future costs at the 21 Indiana MGP sites are not material to our financial condition or results of operations. As further investigation and remediation activities are performed at these sites, the potential liability for the 21 MGP sites could be material to our financial position or results of operations.

      (iii) CG&E  CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have begun preliminary site assessments to obtain information about some of these MGP sites.

    (e) Other  On November 30, 1999, the EPA filed a NOV against Cinergy and CG&E because emissions of particulate matter (very small solid particles in the air) at CG&E's W.C. Beckjord Generating Station exceeded the allowable limit. The NOV indicated that the EPA may (1) issue an administrative penalty order, or (2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000, amended complaint, as discussed in Note 12(c) on page 132. We are currently unable to determine whether resolution of this matter will have a material effect on our financial condition.

13. Jointly-Owned Plant

    CG&E, CSP, and DP&L jointly own electric generating units and related transmission facilities. PSI is also a joint-owner of Gibson Generating Station (Gibson) Unit 5 with Wabash Valley Power Association, Inc. (WVPA), and Indiana Municipal Power Agency (IMPA). Additionally, PSI is a joint-owner with WVPA and IMPA of certain transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by PSI. The Consolidated Statements of Income reflect CG&E's and PSI's portions of all operating costs associated with the jointly-owned facilities.

    CG&E's and PSI's investments in jointly-owned plant or facilities are as follows:

	Ownership Share	Utility Plant in Service	Accumulated Depreciation	Construction Work in Progress
	(dollars in millions)
CG&E
Production:
Miami Fort Station (Units 7 and 8)	64.00%	$216	$125	$9
W.C. Beckjord Station (Unit 6)	37.50	42	27	1
J.M. Stuart Station(1)	39.00	277	135	5
Conesville Station (Unit 4)(1)	40.00	75	41	2
William H. Zimmer Station(1)	46.50	1,222	311	12
East Bend Station	69.00	333	180	3
Killen Station	33.00	187	96	1
Transmission	Various	65	34	—
PSI
Production:
Gibson (Unit 5)	50.05	214	107	1
Transmission and local facilities	94.68	2	1	—

(1)
Station is not operated by CG&E.

14. Quarterly Financial Data (unaudited)

	Cinergy				CG&E				PSI
Quarter Ended
	1999		1998		1999		1998		1999		1998
	(in millions, except per share amounts)
March 31
Operating Revenues	$1,402		$1,348		$645		$767		$482		$592
Operating Income	234		226		155		141		86		90
Net Income	127		106		80		71		40		43
Basic Earnings Per Share	.80		.67		N/A		N/A		N/A		N/A
Diluted Earnings Per Share	.80		.67		N/A		N/A		N/A		N/A
June 30
Operating Revenues	$1,275		$1,168		$531		$590		$463		$511
Operating Income	137		3	(3,4)	88		43	(3)	61		(29)	(3,4)
Net Income (Loss)	59		(25)	(3,4)	39		13	(3)	26		(31)	(3,4)
Basic Earnings (Loss) Per Share	.37		(.16)	(3,4)	N/A		N/A		N/A		N/A
Diluted Earnings (Loss) Per Share	.37		(.16)	(3,4)	N/A		N/A		N/A		N/A
September 30
Operating Revenues	$1,782	(7)	$1,977		$738		$884		$707	(7)	$807
Operating Income	137	(2,7)	204	(5)	104	(2)	147	(5)	47	(2,7)	65	(5)
Net Income	122	(1,2,7)	109	(5)	48	(2)	79	(5)	16	(2,7)	27	(5)
Basic Earnings Per Share	.77	(1,2,7)	.69	(5)	N/A		N/A		N/A		N/A
Diluted Earnings Per Share	.76	(1,2,7)	.69	(5)	N/A		N/A		N/A		N/A
December 31
Operating Revenues	$1,479		$1,418		$637		$615		$484		$493
Operating Income	185		152	(6)	132		117	(6)	78		35	(6)
Net Income	96		71	(6)	67		53	(6)	35		13	(6)
Basic Earnings Per Share	.60		.45	(6)	N/A		N/A		N/A		N/A
Diluted Earnings Per Share	.60		.45	(6)	N/A		N/A		N/A		N/A
Total
Operating Revenues	$5,938		$5,911		$2,551		$2,856		$2,136		$2,403
Operating Income	693		585		479		448		272		161
Net Income	404		261		234		216		117		52
Basic Earnings Per Share	2.54		1.65		N/A		N/A		N/A		N/A
Diluted Earnings Per Share	2.53		1.65		N/A		N/A		N/A		N/A

(1)
In the third quarter of 1999, we realized a net contribution to earnings of approximately $.43 per share (basic and diluted) when we sold our 50% ownership interest in Avon Energy to GPU. For a discussion of this transaction, see Note 10.

(2)
In the third quarter of 1999, through CG&E and PSI, we experienced extreme weather conditions which resulted in a reduction in net income of $57 million ($16 million for CG&E, $41 million for  PSI) after tax or $.36 per share (basic and diluted).

(3)
In the second quarter of 1998, we recorded charges of $65 million, pretax ($58 million for CG&E and $7 million for PSI) related to power marketing and trading operations which constitutes, after tax, $.26 per share (basic and diluted). For a discussion of the energy marketing and trading operations, see Note 1(j).

(4)
In the second quarter of 1998, we, through PSI, recorded a charge against earnings of $80 million ($50 million after tax or $.32 per share basic and diluted) for a settlement related to the Marble Hill nuclear project. For a discussion of this settlement, see Note 18.

(5)
In the third quarter of 1998, we recorded charges of $20 million pretax ($(5) million for CG&E and $25 million for PSI) related to power marketing and trading operations which constitutes, after tax, $.08 per share (basic and diluted). For a discussion of the energy marketing and trading operations, see Note 1(j).

(6)
In the fourth quarter of 1998, we recorded charges of $50 million, pretax ($20 million for CG&E and $30 million for PSI) related to power marketing and trading operations which constitutes, after tax, $.20 per share (basic and diluted). For a discussion of the energy marketing and trading operations, see Note 1(j).

(7)
In the third quarter of 1999, Cinergy's electric margins, through PSI's, were positively impacted by $12 million pretax, or $.07 per share (basic and diluted) after tax, as a result of a change in estimate of PSI's utility services delivered but unbilled at month end.

15. Financial Information by Business Segment

    During 1998, we adopted the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 requires disclosures about reportable operating segments in annual and interim condensed financial statements based on the following:

  •
  products and services;

  •
  geography;

  •
  legal structure;

  •
  management structure; or

  •
  any other manner in which management divides a company.

    Our business units were initially formed during the second half of 1996 and began operating as separately identifiable business units in 1997. In early 1999, we made certain organizational changes to further align the business units to reflect our strategic vision. Prior years' financial information has been restated to conform with the current year's presentation. Each business unit has its own management structure, headed by a business unit president who reports directly to our chief executive officer. As discussed in Note 1(a) on page 100, our business units are Commodities, Delivery, Cinergy Investments, and International. Each business unit and its responsibilities are described below.

    Commodities operates and maintains our domestic electric generating plants and some of our jointly-owned plants. It also conducts the following activities: (1) wholesale energy marketing and trading, (2) energy risk management, (3) financial restructuring services, and (4) proprietary arbitrage activities. Commodities earns revenues from external customers from its marketing, trading, and risk management activities. Commodities earns intersegment revenues from the sale of electric power to Delivery.

    Delivery plans, constructs, operates, and maintains our operating companies' transmission and distribution systems and provides gas and electric energy to consumers. Delivery earns revenues from customers other than consumers primarily by transmitting electric power through our transmission system. Delivery currently receives all of its electricity from Commodities at a transfer price based upon current regulatory ratemaking methodology.

    Cinergy Investments manages the development, marketing, and sales of our domestic non-regulated retail energy and energy-related products and services. This is accomplished through various subsidiaries and joint ventures. Cinergy Investments earns all of its revenues from the sale of such products and services to ultimate consumers. These products and services include the following:

  •
  energy management and consulting services to commercial customers that operate retail facilities (for example, finding more efficient ways for a customer to use energy);

  •
  utility operations/services to other utilities (for example, providing underground locating and construction services for other utilities); and

  •
  building, operating, and maintaining combined heat and power facilities through joint ventures with Trigen Energy Corporation.

    International directs and manages our international business holdings, which include wholly- and jointly-owned companies in six countries. In addition, International also directs our renewable energy investing activities (for example, wind farms) both inside and outside the U.S. International earns (1) revenues, and (2) equity earnings from unconsolidated companies primarily from energy-related businesses.

    Financial information by (1) business units, (2) products and services, and (3) geographic areas and long-lived assets for the years ending December 31, 1999, 1998, and 1997, is as follows:

Business Units

	1999
	Cinergy Business Units
	Commodities	Delivery	Cinergy Investments	International	Total	All Other(1)	Reconciling Eliminations(2)	Consolidated
	(in millions)
Operating revenues—
External customers	$2,586	$3,232	$59	$61	$5,938	$—	$—	$5,938
Intersegment revenues	1,857	—	—	—	1,857	—	(1,857)	—
Depreciation and amortization(3)	209	138	—	7	354	—	—	354
Equity in earnings of unconsolidated subsidiaries	(2)	—	—	60	58	—	—	58
Gain on sale of investment in unconsolidated subsidiary	—	—	—	99	99	—	—	99
Interest expense(4)	96	102	4	32	234	1	—	235
Income taxes	70	120	(6)	25	209	—	—	209
Segment profit (loss)(5)	136	184	(9)	93	404	—	—	404
Total segment assets	5,042	4,058	130	340	9,570	47	—	9,617
Investments in unconsolidated subsidiaries	257	—	25	77	359	—	—	359
Total expenditures for long-lived assets	131	256	3	—	390	—	—	390

(1)
The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment profit measurement.

(2)
The Reconciling Eliminations category eliminates the intersegment revenues of Commodities.

(3)
The components of depreciation and amortization include depreciation of fixed assets, amortization of intangible assets, amortization of phase-in deferrals, and amortization of post-in-service deferred operating expenses.

(4)
Interest income is deemed immaterial.

(5)
Management utilizes segment profit (loss) after taxes to evaluate segment profitability.

	1998
	Cinergy Business Units
	Commodities	Delivery	Cinergy Investments	International	Total	All Other(1)	Reconciling Eliminations(2)	Consolidated
	(in millions)
Operating revenues—
External customers	$2,726	$3,090	$52	$43	$5,911	$—	$—	$5,911
Intersegment revenues	1,782	—	—	—	1,782	—	(1,782)	—
Depreciation and amortization(3)	197	127	—	2	326	—	—	326
Equity in earnings of unconsolidated subsidiaries	(1)	—	(4)	56	51	—	—	51
Interest expense(4)	95	91	—	51	237	7	—	244
Income taxes	57	90	(6)	(17)	124	(7)	—	117
Segment profit (loss)(5)	94	157	(11)	32	272	(11)	—	261
Total segment assets	4,863	3,987	42	752	9,644	43	—	9,687
Investments in unconsolidated subsidiaries	—	—	8	566	574	—	—	574
Total expenditures for long-lived assets	108	242	3	—	353	17	—	370

(1)
The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment profit measurement.

(2)
The Reconciling Eliminations category eliminates the intersegment revenues of Commodities.

(3)
The components of depreciation and amortization include depreciation of fixed assets, amortization of intangible assets, amortization of phase-in deferrals, and amortization of post-in-service deferred operating expenses.

(4)
Interest income is deemed immaterial.

(5)
Management utilizes segment profit (loss) after taxes to evaluate segment profitability.

	1997
	Cinergy Business Units
	Commodities	Delivery	Cinergy Investments	International	Total	All Other(1)	Reconciling Eliminations(2)	Consolidated
	(in millions)
Operating revenues—
External customers	$1,287	$3,066	$32	$2	$4,387	$—	$—	$4,387
Intersegment revenues	1,688	—	—	—	1,688	—	(1,688)	—
Depreciation and amortization(3)	184	123	—	—	307	—	—	307
Equity in earnings of unconsolidated subsidiaries	—	—	(3)	63	60	—	—	60
Interest expense(4)	108	88	1	39	236	—	—	236
Income taxes	123	91	(3)	5	216	(3)	—	213
Extraordinary item(5)	—	—	—	(109)	(109)	—	—	(109)
Segment profit (loss)(6)	207	148	(7)	16	364	(1)	—	363
Total segment assets	4,380	3,870	26	562	8,838	20	—	8,858
Investments in unconsolidated subsidiaries	—	—	3	535	538	—	—	538
Total expenditures for long-lived assets	78	231	6	—	315	13	—	328

(1)
The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment profit measurement.

(2)
The Reconciling Eliminations category eliminates the intersegment revenues of Commodities.

(3)
The components of depreciation and amortization include depreciation of fixed assets, amortization of intangible assets, amortization of phase-in deferrals, and amortization of post-in-service deferred operating expenses.

(4)
Interest income is deemed immaterial.

(5)
Windfall profits tax. (See Note 17.)

(6)
Management utilizes segment profit (loss) after taxes to evaluate segment profitability.

Products and Services
(in millions)
	Revenues
				Energy Marketing and Trading
	Utility
Year
	Electric	Gas	Total	Electric	Gas	Total	Other	Consolidated
1999	$2,938	$420	$3,358	$1,375	$1,176	$2,551	$29	$5,938
1998	2,707	441	3,148	2,056	659	2,715	48	5,911
1997	2,579	491	3,070	1,283	28	1,311	6	4,387

    Our products and services focus on providing utility services (the supply of electric energy and gas supply) and energy marketing and trading services.

Geographic Areas and Long-Lived Assets
(in millions)
		Revenues
		International
Year	Domestic	UK(1)	All Other(2)	Total	Consolidated
1999	$5,877	$—	$61	$61	$5,938
1998	5,868	—	43	43	5,911
1997	4,385	—	2	2	4,387

		Long-Lived Assets
		International
Year	Domestic	UK(1)	All Other(2)	Total	Consolidated
1999	$7,841	$2	$277	$279	$8,120
1998	7,375	501	209	710	8,085
1997	7,264	505	44	549	7,813

(1)	As discussed in Note 10, on July 15, 1999, we sold our 50% ownership interest in Avon Energy to GPU. Prior to the sale, Midlands had provided the majority of International's earnings.
(2)
We own four district heating plants and have a minoirty interest in a fifth district heating plant in the Czech Republic that, in total, provide 1,480 MW of thermal steam capacity, which may be used to produce 186 MW of electricity. These plants' assets and results of operations are consolidated into our financial statements. International accounts for its remaining long-lived assets as equity method investments. As a result, revenues from International are insignificant.

16. Earnings Per Share

    A reconciliation of earnings per common share (basic EPS) to earnings per common share assuming dilution (diluted EPS) is presented below:

	Income	Shares	EPS
	(in millions, except per share amounts)
1999
Earnings per common share:
Net income	$404	159	$2.54
Effect of dilutive securities:
Common stock options		—

EPS-assuming dilution:
Net income plus assumed conversions	$404	159	$2.53
1998
Earnings per common share:
Net income	$261	158	$1.65
Effect of dilutive securities:
Common stock options		1

EPS-assuming dilution:
Net income plus assumed conversions	$261	159	$1.65
1997
Earnings per common share:
Net income before extraordinary item(1)	$363	158	$2.30

Effect of dilutive securities:
Common stock options		1

EPS-assuming dilution:
Net income before extraordinary item plus assumed conversions	$363	159	$2.28
(1) The after-tax EPS impact of the extraordinary item—equity share of windfall profits tax in 1997 was $.69 for both basic and diluted EPS.

Options to purchase shares of common stock are excluded from the calculation of EPS-assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period. For 1999 and 1998, approximately two million and one million shares, respectively, were excluded from the EPS-assuming dilution calculation. For 1997, shares excluded from this calculation were immaterial.

17. Extraordinary Item—Equity Share of Windfall Profits Tax

     During the third quarter of 1997, a windfall profits tax was enacted into law in Great Britain. This tax was levied against a limited number of British companies, including Midlands, which had previously been owned and operated by the government. The government believed these companies were undervalued at the time of transition to private entities. As a result, the tax was levied and seen as a recovery of funds by the government.

    Our share of the tax was approximately 67 million pounds sterling. This translates to $109 million or $.69 per share, basic and diluted. We recorded the tax as an extraordinary item in the 1997 Consolidated Statement of Income. No related tax benefit was recorded for the charge. The windfall profit tax is not deductible for corporate income tax purposes in Great Britain. Also, we expect that any potential benefits derived for U.S. federal income taxes will not be significant.

18. Wabash Valley Power Association Settlement

     In February 1989, PSI and WVPA entered into a settlement agreement to resolve all claims related to Marble Hill, a nuclear project canceled in 1984. Implementation of the settlement was contingent on a number of events. During 1998, PSI reached agreement on all matters with the relevant parties and, as a result, recorded a liability to the RUS. PSI will repay the obligation to the RUS with interest over a 35-year term. The net proceeds from a 35-year power sales agreement with WVPA will be used to fund the principal and interest on the obligation to the RUS. Assumption of the liability (recorded as Long-term debt in the Consolidated Balance Sheet) resulted in a charge against earnings of $80 million ($50 million after tax or $.32 per share basic and diluted) in the second quarter of 1998.

19. Ohio Deregulation

     On July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the state of Ohio. The Electric Restructuring Bill creates a competitive electric retail service market beginning January 1, 2001. The legislation provides for a market development period that begins January 1, 2001, and ends no later than December 31, 2005. Ohio electric utilities have an opportunity to recover Public Utilities Commission of Ohio (PUCO)-approved transition costs during the market development period. CG&E is seeking to recover all generation-related regulatory assets and above-market generation costs as allowable transition costs. The legislation also freezes retail electric rates during the market development period, except for a five percent reduction in the generation component of residential rates and other potential adjustments. Furthermore, the legislation contemplates that twenty percent of the current electric retail customers will switch suppliers no later than December 31, 2003.

    The Electric Restructuring Bill has required each utility supplying retail electric service in Ohio to file a comprehensive proposed transition plan with the PUCO addressing specific requirements of the legislation. CG&E filed its plan on December 28, 1999. The PUCO is required to issue a transition order no later than October 31, 2000. Consumers will be allowed to begin selecting alternative electricity suppliers beginning January 1, 2001.

    While CG&E believes there is sound basis for the various requests made in its Proposed Transition Plan, it is currently unable to predict the extent to which the Proposed Transition Plan will be approved and its resulting effect on results of operations, cash flows, and financial position. CG&E is seeking to recover all generation-related regulatory assets and above-market generation costs as allowable transition costs. CG&E believes its current accounting for regulatory assets has been consistent with the regulatory orders issued by the PUCO and that such costs should be recovered in future rates. However, to the extent requested recovery of generation-related regulatory assets is disallowed or generating assets are financially impaired, CG&E will be required to recognize a loss under generally accepted accounting principles. With regard to these assets, CG&E will continue to apply Statement 71 until the effect of deregulation is estimable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

BOARD OF DIRECTORS

    Information regarding Cinergy Corp.'s directors is incorporated by reference from its definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

    The directors of The Cincinnati Gas & Electric Company (CG&E) at February 29, 2000, are as follows:

  •
  Jackson H. Randolph—Mr. Randolph, age 69, is Chairman of  CG&E, a position he has held since 1995. He has served as a director of CG&E since 1983. His current term as director expires April 26, 2000.

  •
  James E. Rogers—Mr. Rogers, age 52, is Vice Chairman and Chief Executive Officer of  CG&E, a position he has held since 1995. He has served as a director of CG&E since 1994. His current term as director expires April 26, 2000.

  •
  James L. Turner—Mr. Turner, age 40, is President of  CG&E, a position he has held since 1999. Before joining Cinergy Corp.'s legal department in June 1995, Mr. Turner was a principal in the Indianapolis law firm of Lewis & Kappes, P.C., representing industrial customers in utility regulatory and legislative matters. In March 1997, Mr. Turner was appointed Vice President of Cinergy Services, Inc., having responsibility for the coordination of transition issues across all corporate subsidiaries in the move for full customer choice. From April 1998 to January 2000, he was responsible for Cinergy Corp.'s Government and Regulatory Affairs department. Effective January 2000, he was appointed Vice President of Customer Services. He has served as a director of CG&E since February 15, 1999. His current term as director expires April 26, 2000.

    Information regarding PSI Energy, Inc.'s (PSI) directors is incorporated by reference from its 2000 Information Statement.

EXECUTIVE OFFICERS

    The information included in Part I of this report on pages 17 through 20 under the caption "Executive Officers" is referenced in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401 (b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding Cinergy Corp.'s executive compensation is incorporated by reference from its definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

    Information regarding CG&E's executive compensation is incorporated by reference from Cinergy Corp.'s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, except for the following information regarding the compensation of directors.

    Each non-employee director of CG&E is eligible to receive an annual retainer fee of $8,000 plus a fee of $1,000 for each CG&E board of directors' meeting attended. However, any non-employee director of CG&E who also serves as a non-employee director of Cinergy Corp. or any of its affiliates shall not receive the annual retainer fee, or any compensation for attendance at any CG&E board meeting that is held concurrently or consecutively with a meeting of our board of directors. All CG&E directors currently are also employees of Cinergy Corp. and/or its subsidiaries, and receive no compensation for their services as directors.

    Under the Directors' Deferred Compensation Plan, each non-employee director of Cinergy Corp. and its subsidiaries may choose to defer his or her fees into a bookkeeping account denominated in either:

  •
  units representing shares of our common stock, and/or

  •
  cash.

    If deferred in units, dividends are credited to the director's account, acquiring additional units at the same time and rate as dividends are paid to holders of common stock. Amounts deferred in cash earn interest at the annual rate (adjusted quarterly) equal to the interest rate for a one-year certificate of deposit, as quoted in The Wall Street Journal for the first business day of the calendar quarter. Deferred units are distributed as shares of common stock, and accrued cash accounts are paid in cash, generally after the director retires from the appropriate board.

    Effective January 1, 1999, the Retirement Plan for Directors was amended and restated to eliminate the award of future benefits. Each of the non-employee directors with an accrued benefit through December 31, 1998 was permitted to convert it from cash to units representing shares of common stock. If converted to stock units, dividends are credited to the director's account, acquiring additional units at the same time and rate as dividends are paid to holders of our common stock. A director's account is distributed as shares of common stock after he or she retires from the appropriate board. Each non-employee director of Cinergy Corp. and/or its subsidiaries who retired before January 1, 1999, or who chose not to convert the cash benefit, will receive an annual cash payment equal to the fees in effect at the time of retirement from the appropriate board.

    Information regarding PSI's executive compensation is incorporated by reference from its 2000 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding Cinergy Corp.'s security ownership of certain beneficial owners and management is incorporated by reference from its definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

    Cinergy Corp. owns all outstanding shares of common stock of CG&E, CG&E's only voting security. Pursuant to Section 13(d) of the Securities Exchange Act of 1934, a beneficial owner of a security is any person who directly or indirectly has or shares voting or investment power over such security. No person or group is known by the management of CG&E to be the beneficial owner of more than 5% of CG&E's class of cumulative preferred stock as of December 31, 1999.

    CG&E's directors and executive officers did not beneficially own shares of any series of the class of CG&E's cumulative preferred stock as of February 28, 1999. The beneficial ownership of Cinergy Corp. common stock held by each director and named executive officer as of February 29, 2000, is set forth in the following table:

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)
Michael J. Cyrus	108,059 shares
William J. Grealis	233,373 shares
Jackson H. Randolph	267,726 shares
James E. Rogers	736,553 shares
Larry E. Thomas	253,982 shares
James L. Turner	10,880 shares
All directors and executive officers as a group	2,017,469 shares (representing 1.27% of the class	)

(1)
No individual listed beneficially owned more than 0.464% of the outstanding shares of our common stock.

(2)
Includes shares which there is a right to acquire within 60 days pursuant to the exercise of stock options in the following amounts: Mr. Grealis—113,937; Mr. Randolph—141,258; Mr. Rogers—461,029; Mr. Thomas—100,916; Mr. Turner—2,300; and all directors and executive officers as a group—962,086.

    Information regarding PSI's security ownership of certain beneficial owners and management is incorporated by reference to its 2000 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding Cinergy Corp.'s and CG&E's certain relationships and related transactions is incorporated by reference from Cinergy Corp.'s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

    Information regarding PSI's certain relationships and related transactions is incorporated by reference from its 2000 Information Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

    Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", on page 70 of this report, for an index of our financial statements and financial statement schedules included in this report.

Form 8-K

    No reports on Form 8-K were filed during the quarter.

Exhibits

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

Exhibit Designation	Registrant	Nature of Exhibit	Filed as Exhibit to:
Articles of Incorporation/ By-laws
3-a	Cinergy(1)	*Certificate of Incorporation of Cinergy, a Delaware corporation.	Cinergy 1993 Form 10-K.
3-b	Cinergy	*By-laws of Cinergy as amended October 15, 1998.	Cinergy October 15, 1998, Form 8-K.
3-c	Cinergy	*By-Laws of Cinergy, as amended on April 21, 1999.	Cinergy March 31, 1999, Form 10-Q.
3-d	CG&E(2)	*Amended Articles of Incorporation of CG&E effective October 23, 1996.	CG&E September 30, 1996, Form 10-Q.
3-e	CG&E	*Regulations of CG&E as amended, April 25, 1996.	CG&E March 31, 1996, Form 10-Q.
3-f	PSI(3)	*Amended Articles of Consolidation of PSI, as amended to April 20, 1995.	PSI June 30, 1995, Form 10-Q.
3-g	PSI	*Amendment to Article D of the Amended Articles of Consolidation of PSI, effective July 10, 1997.	Cinergy 1997 Form 10-K.
3-h	PSI	*By-laws of PSI, as amended to December 17, 1996.	PSI March 31, 1997, Form 10-Q.
3-i	ULH&P(4)	*Restated Articles of Incorporation made effective May 7, 1976.	ULH&P Form 8-K, May 1976.
3-j	ULH&P	*By-laws of ULH&P as amended, adopted May 8, 1996.	ULH&P March 31, 1996, Form 10-Q.
3-k	ULH&P	*Amendment to Restated Articles of Incorporation of ULH&P (Article Third) and Amendment to the By-laws of ULH&P (Article 1), both effective July 24, 1997.	Cinergy 1997 Form 10-K.
Instruments defining the rights of holders, incl. indentures
4-a	Cinergy PSI	*Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee, and LaSalle National Bank as Successor Trustee.	Exhibit A-Part 3 in File No. 70-258 Supplemental Indenture dated March 30, 1984.
4-b	Cinergy PSI	*Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978.	File No. 2-62543.
4-c	Cinergy PSI	*Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984.	PSI 1984 Form 10-K.
4-d	Cinergy PSI	*Forty-second Supplemental Indenture between PSI and LaSalle National Bank dated August 1, 1988.	PSI 1988 Form 10-K.
4-e	Cinergy PSI	*Forty-fourth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990.	PSI 1990 Form 10-K.
4-f	Cinergy PSI	*Forty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990.	PSI 1990 Form 10-K.
4-g	Cinergy	*Forty-sixth Supplemental Indenture between PSI and LaSalle National Bank dated June 1, 1990.	PSI 1991 Form 10-K.
4-h	Cinergy PSI	*Forty-seventh Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1991.	PSI 1991 Form 10-K.

4-i	Cinergy PSI	*Forty-eighth Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1992.	PSI 1992 Form 10-K.
4-j	Cinergy PSI	*Forty-ninth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993.	PSI 1992 Form 10-K.
4-k	Cinergy PSI	*Fiftieth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993.	PSI 1992 Form 10-K.
4-l	Cinergy PSI	*Fifty-first Supplemental Indenture between PSI and LaSalle National Bank dated February 1, 1994.	PSI 1993 Form 10-K.
4-m	Cinergy PSI	*Fifty-second Supplemental Indenture between PSI and LaSalle National Bank, as Trustee, dated as of April 30, 1999.	PSI March 31, 1999, Form 10-Q.
4-n	Cinergy PSI	*Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and LaSalle National Bank, as Trustee.	PSI Form 10-K/A, Amendment No. 2, dated July 15, 1993.
4-o	Cinergy PSI	*Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and LaSalle National Bank, as Trustee.	PSI Form 10-K/A, Amendment No. 2, dated July 15, 1993.
4-p	Cinergy PSI	*Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996.	PSI September 30, 1996, Form 10-Q.
4-q	Cinergy PSI	*Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997.	Cinergy 1996 Form 10-K.
4-r	Cinergy PSI	*Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee.	Cinergy 1996 Form 10-K.
4-s	Cinergy PSI	*First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee.	Cinergy 1996 Form 10-K.
4-t	Cinergy PSI	*Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee.	Cinergy 1997 Form 10-K.
4-u	Cinergy PSI	*Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee.	PSI June 30, 1998, Form 10-Q.
4-v	Cinergy PSI	*Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee.	PSI 1998 Form 10-K.
4-w	Cinergy PSI	*Sixth Supplemental Indenture between PSI and Fifth Third Bank, as Trustee, dated as of April 30, 1999.	PSI March 31, 1999, Form 10-Q.
4-x	Cinergy PSI	*Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and Fifth Third Bank as Trustee.	PSI September 30, 1999, Form 10-Q.
4-y	Cinergy PSI	*Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service.	PSI 1998 Form 10-K.
4-z	Cinergy PSI	*Loan Agreement between PSI and the Indiana Department Finance Authority dated as of July 15, 1998.	PSI June 30, 1998, Form 10-Q.
4-aa	Cinergy CG&E	*Original Indenture (First Mortgage Bonds) between CG&E and The Bank of New York (as Trustee) dated as of August 1, 1936.	CG&E Registration Statement No. 2-2374.
4-bb	Cinergy CG&E	*Fourteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 2, 1972.	CG&E Registration Statement No. 2-60961.
4-cc	Cinergy CG&E	*Thirty-third Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992.	CG&E Registration Statement No. 33-53578.
4-dd	Cinergy CG&E	*Thirty-fourth Supplemental Indenture between CG&E and The Bank of New York dated as of October 1, 1993.	CG&E September 30, 1993, Form 10-Q.
4-ee	Cinergy CG&E	*Thirty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of January 1, 1994.	CG&E Registration Statement No. 33-52335.

4-ff	Cinergy CG&E	*Thirty-sixth Supplemental Indenture between CG&E and The Bank of New York dated as of February 15, 1994.	CG&E Registration Statement No. 33-52335.
4-gg	Cinergy CG&E	*Thirty-seventh Supplemental Indenture between CG&E and The Bank of New York dated as of October 14, 1996.	Cinergy 1996 Form 10-K.
4-hh	Cinergy CG&E	*Loan Agreement between CG&E and the County of Boone, Kentucky dated as of February 1, 1985.	CG&E 1984 Form 10-K.
4-ii	Cinergy CG&E	*Repayment Agreement between CG&E and The Dayton Power and Light Company dated as of December 23, 1992.	CG&E 1992 Form 10-K.
4-jj	Cinergy CG&E	*Loan Agreement between CG&E and the County of Boone, Kentucky dated as of January 1, 1994.	CG&E 1993 Form 10-K.
4-kk	Cinergy CG&E	*Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of December 1, 1985.	CG&E 1985 Form 10-K.
4-ll	Cinergy CG&E	*Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of December 1, 1985.	CG&E 1985 Form 10-K.
4-mm	Cinergy CG&E	*Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of September 13, 1995.	CG&E September 30, 1995, Form 10-Q.
4-nn	Cinergy CG&E	*Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of September 13, 1995.	CG&E September 30, 1995, Form 10-Q.
4-oo	Cinergy CG&E	*Loan Agreement between CG&E and the State of Ohio Water Development Authority dated as of January 1, 1994.	CG&E 1993 Form 10-K.
4-pp	Cinergy CG&E	*Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of January 1, 1994.	CG&E 1993 Form 10-K.
4-qq	Cinergy CG&E	*Original Indenture (Unsecured Debt Securities) between CG&E and The Fifth Third Bank dated as of May 15, 1995.	CG&E Form 8-A dated July 24, 1995.
4-rr	Cinergy CG&E	*First Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 1, 1995.	CG&E June 30, 1995, Form 10-Q.
4-ss	Cinergy CG&E	*Second Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 30, 1995.	CG&E Form 8-A dated July 24, 1995.
4-tt	Cinergy CG&E	*Third Supplemental Indenture between CG&E and The Fifth Third Bank dated as of October 9, 1997.	CG&E September 30, 1997, Form 10-Q.
4-uu	Cinergy CG&E	*Fourth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of April 1, 1998.	CG&E March 31, 1998, Form 10-Q.
4-vv	Cinergy CG&E	*Fifth Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 9, 1998.	CG&E June 30, 1998, Form 10-Q.
4-ww	Cinergy CG&E ULH&P	*Original Indenture (First Mortgage Bonds) between ULH&P and The Bank of New York dated as of February 1, 1949.	ULH&P Registration Statement No. 2-7793.
4-xx	Cinergy CG&E ULH&P	*Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967.	CG&E Registration Statement No. 2-60961.
4-yy	Cinergy CG&E ULH&P	*Thirteenth Supplemental Indenture between ULH&P and The Bank of New York dated as of August 1, 1992.	ULH&P 1992 Form 10-K.
4-zz	Cinergy CG&E ULH&P	*Original Indenture (Unsecured Debt Securities) between ULH&P and the Fifth Third Bank dated as of July 1, 1995.	ULH&P June 30, 1995, Form 10-Q.
4-aaa	Cinergy CG&E ULH&P	*First Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of July 15, 1995.	ULH&P June 30, 1995, Form 10-Q.

4-bbb	Cinergy CG&E ULH&P	*Second Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of April 30, 1998.	ULH&P March 31, 1998, Form 10-Q.
4-ccc	Cinergy CG&E ULH&P	*Third Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of December 8, 1998.	ULH&P 1998 Form 10-K.
4-ddd	Cinergy CG&E ULH&P	*Fourth Supplemental Indenture dated as of September 17, 1999, between ULH&P and Fifth Third Bank as Trustee.	ULH&P September 30, 1999 Form 10-Q.
4-eee	Cinergy	*Base Indenture dated as of October 15, 1998, between Cinergy Global Resources, Inc. ("Global Resources") and The Fifth Third Bank as Trustee.	Cinergy September 30, 1998, Form 10-Q.
4-fff	Cinergy	*First Supplemental Indenture dated as of October 15, 1998, between Global Resources and The Fifth Third Bank as Trustee.	Cinergy September 30, 1998, Form 10-Q.
4-ggg	Cinergy	*Indenture dated as of December 16, 1998, between Cinergy and The Fifth Third Bank.	Cinergy 1998 Form 10-K.
4-hhh	Cinergy	*Indenture between Cinergy and Fifth Third Bank, as Trustee, dated as of April 15, 1999.	Cinergy March 31, 1999, Form 10-Q.
Material contracts
10-a	Cinergy CG&E PSI	*†Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, Cinergy Corp. (an Ohio corporation), Cinergy, PSI Resources, Inc., and Jackson H. Randolph.	Cinergy 1994 Form 10-K.
10-b	Cinergy CG&E PSI	†Amended and Restated Employment Agreement dated December 30, 1999, among Cinergy, Services, CG&E, and PSI and James E. Rogers.	Cinergy 1999 Form 10-K.
10-c	Cinergy CG&E PSI	†Amended and Restated Employment Agreement dated December 30, 1999, among Cinergy, Services, CG&E, and PSI and William J. Grealis.	Cinergy 1999 Form 10-K.
10-d	Cinergy CG&E PSI	†Amended and Restated Employment Agreement dated December 30, 1999, among Cinergy, Services, CG&E, PSI and Larry E. Thomas.	Cinergy 1999 Form 10-K.
10-e	Cinergy CG&E PSI	†Amended and Restated Employment Agreement dated December 30, 1999, among Cinergy, Services, CG&E, PSI and Cheryl M. Foley.	Cinergy 1999 Form 10-K.
10-f	Cinergy CG&E PSI	†Amended and Restated Employment Agreement dated December 30, 1999, among Cinergy, Services, CG&E, PSI and Madeleine W. Ludlow.	Cinergy 1999 Form 10-K.
10-g	Cinergy CG&E PSI	†Amended and Restated Employment Agreement dated December 30, 1999, among Cinergy, Services, CG&E, PSI, and Donald B. Ingle, Jr.	Cinergy 1999 Form 10-K.
10-h	Cinergy CG&E PSI	†Amended and Restated Employment Agreement dated December 30, 1999, among Cinergy, Services, CG&E, PSI and Michael J. Cyrus.	Cinergy 1999 Form 10-K.
10-i	Cinergy CG&E PSI	†Employment Agreement dated December 30, 1999 among Cinergy, Services, CG&E, PSI and Jerome A. Vennemann.	Cinergy 1999 Form 10-K.
10-j	Cinergy CG&E PSI	†Amended and Restated Employment Agreement dated December 30, 1999, among Cinergy, Services, CG&E, PSI and Charles J. Winger.	Cinergy 1999 Form 10-K.
10-k	Cinergy PSI	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers, Jr.	PSI For 10-K/A, Amendment No. 1, dated April 29, 1993.

10-l	Cinergy PSI	*†Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers, Jr.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993.
10-m	Cinergy PSI	*†First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers, Jr. dated December 11, 1992.	PSI Form 10-K/A, Amendment No. 1, dated April 29, 1993.
10-n	Cinergy CG&E	*†Deferred Compensation Agreement between CG&E and Jackson H. Randolph dated January 1, 1992.	CG&E 1992 Form 10-K.
10-o	Cinergy CG&E	*†Split Dollar Insurance Agreement, effective as of May 1, 1993, between CG&E and Jackson H. Randolph.	Cinergy 1994 Form 10-K.
10-p	Cinergy CG&E	*†Amended and Restated Supplemental Retirement Income Agreement between CG&E and Jackson H. Randolph.	Cinergy 1995 Form 10-K.
10-q	Cinergy CG&E	*†Amended and Restated Supplemental Executive Retirement Income Agreement between CG&E and certain executive officers.	Cinergy 1997 Form 10-K.
10-r	Cinergy	†Cinergy Union Employees' 401(k) Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy 1999 Form 10-K.
10-s	Cinergy	†Amendment to Cinergy Union Employees' 401(k) Plan, adopted December 10, 1999, effective December 1, 1999.	Cinergy 1999 Form 10-K.
10-t	Cinergy	†Cinergy Non-Union Employees' 401(k) Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy 1999 Form 10-K.
10-u	Cinergy	†Amendment to Cinergy Non-Union Employees' 401(k) Plan, adopted December 10, 1999, effective December 1, 1999.	Cinergy 1999 Form 10-K.
10-v	Cinergy	†Cinergy Union Employees' Savings Incentive Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy 1999 Form 10-K.
10-w	Cinergy	†Amendment to Cinergy Union Employees' Savings Incentive Plan, effective December 1, 1999, adopted December 10, 1999.	Cinergy 1999 Form 10-K.
10-x	Cinergy	†Cinergy Supplemental Executive Retirement Plan amended and restated effective January 1, 1999, adopted October 15, 1998.	Cinergy 1999 Form 10-K.
10-y		Left blank intentionally.
10-z	Cinergy	*†1997 Amendments to Various Compensation and Benefit Plans of Cinergy, adopted January 30, 1997.	Cinergy 1997 Form 10-K.
10-aa	Cinergy	*†Cinergy Stock Option Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Form S-8, filed October 19, 1994.
10-bb	Cinergy	*†Amendment to Cinergy Stock Option Plan, amended October 22, 1996, effective November 1, 1996.	Cinergy September 30, 1996, Form 10-Q.
10-cc	Cinergy	*†Cinergy Annual Incentive Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy 1994 Form 10-K.
10-dd	Cinergy	*†Amendment to Cinergy Annual Incentive Plan, amended January 25, 1996, effective January 1, 1996.	Cinergy 1996 10-K.
10-ee	Cinergy	*Cinergy Employee Stock Purchase and Savings Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Form S-8, filed October 19, 1994.
10-ff	Cinergy	*Amendment to Cinergy Employee Stock Purchase and Savings Plan, adopted April 26, 1996, effective January 1, 1996.	Cinergy June 30, 1996, Form 10-Q.

10-gg	Cinergy	*Amendment to Cinergy Employee Stock Purchase and Savings Plan, adopted October 22, 1996, effective November 1, 1996.	Cinergy September 30, 1996, Form 10-Q.
10-hh	Cinergy	†Cinergy UK Sharesave Scheme, adopted and effective December 16, 1999.	Cinergy 1999 Form 10-K.
10-ii	Cinergy	*†Cinergy Directors' Deferred Compensation Plan, adopted October 18, 1994, effective October 24, 1994.	Cinergy Form S-8, filed October 19, 1994.
10-jj	Cinergy	*†Amendment to Cinergy Directors' Deferred Compensation Plan, adopted October 22, 1996.	Cinergy September 30, 1996, Form 10-Q.
10-kk	Cinergy	*†Cinergy Retirement Plan for Directors, adopted October 18, 1994, effective October 24, 1994.	Cinergy 1994 Form 10-K.
10-ll	Cinergy	*Cinergy Retirement Plan for Directors, amended and restated effective January 1, 1999, adopted October 15, 1998.	Schedule 14A Definitive Proxy Statement filed March 12, 1999.
10-mm	Cinergy	Cinergy Directors' Equity Compensation Plan adopted October 15, 1998, effective January 1, 1999.	Schedule 14A Definitive Proxy Statement filed March 12, 1999.
10-nn	Cinergy	*†Cinergy Executive Supplemental Life Insurance Program adopted October 18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation Agreement, Executive Supplemental Life Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance Program Split Dollar Agreement II.	Cinergy 1994 Form 10-K.
10-oo	Cinergy	*†Cinergy 1996 Long-Term Incentive Compensation Plan, adopted April 26, 1996.	Cinergy Schedule 14A Definitive Proxy Statement filed March 13, 1996.
10-pp	Cinergy	*†Amendment to Cinergy 1996 Long-Term Incentive Compensation Plan, adopted October 22, 1996, effective November 1, 1996.	Cinergy September 30, 1996, Form 10-Q.
10-qq	Cinergy	*†Cinergy 401(k) Excess Plan, effective January 1, 1997, adopted December 17, 1996.	Cinergy 1996 Form 10-K.
10-rr	Cinergy	*†Cinergy Nonqualified Deferred Incentive Compensation Plan, effective January 1, 1997, adopted December 17, 1996.	Cinergy 1996 Form 10-K.
10-ss	Cinergy	Cinergy Director, Officer and Key Employee Stock Purchase Program, effective January 7, 2000, adopted December 10, 1999.	Cinergy 1999 Form 10-K.
10-tt	Cinergy	†Cinergy Non-Union Employees' Pension Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy 1999 Form 10-K.
10-uu	Cinergy	†Cinergy Union Employees' Pension Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy 1999 Form 10-K.
10-vv	Cinergy	†Cinergy Union Employees' Retirement Income Plan as amended and restated effective January 1, 1998, adopted December 18, 1997.	Cinergy 1999 Form 10-K.
Subsidiaries of the registrant
21	Cinergy CG&E PSI	Subsidiaries of Cinergy, CG&E, and PSI

Consent of experts and counsel
23	Cinergy CG&E PSI ULH&P	Consent of Independent Public Accountants
Power of attorney
24	Cinergy CG&E PSI ULH&P	Power of Attorney
Financial data schedule
27	Cinergy CG&E PSI ULH&P	Financial Data Schedules (included in electronic submission only)

†
Management contract, compensation plan, or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

(1)
Cinergy Corp. (Cinergy) in file number 1-11377

(2)
The Cincinnati Gas & Electric Company (CG&E) in file number 1-1232

(3)
PSI Energy, Inc. (PSI) in file number 1-3543

(4)
The Union Light, Heat and Power Company (ULH&P) in file number 2-7793

SCHEDULE II

CINERGY CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 1999
(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other	Balance at Close of Period
Col. A	Col. B	Col. C		Col. D		Col. E
Accumulated Provisions Deducted from Applicable Assets
Allowance for Doubtful Accounts
1999	$25,622	$20,805	$3,777	$23,393	$—	$26,811
1998	$10,382	$29,430	$4,022	$18,212	$—	$25,622
1997	$10,618	$12,582	$5,609	$18,427	$—	$10,382

SCHEDULE II

THE CINCINNATI GAS & ELECTRIC COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 1999
(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other	Balance at Close of Period
Col. A	Col. B	Col. C		Col. D		Col. E
Accumulated Provisions Deducted from Applicable Assets
Allowance for Doubtful Accounts
1999	$17,607	$9,754	$4,017	$14,638	$—	$16,740
1998	$9,199	$16,131	$4,021	$11,744	$—	$17,607
1997	$9,178	$6,484	$5,609	$12,072	$—	$9,199

SCHEDULE II

PSI ENERGY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 1999
(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other	Balance at Close of Period
Accumulated Provisions Deducted from Applicable Assets
Allowance for Doubtful Accounts
1999	$7,893	$11,036	$(240)	$8,755	$—	$9,934
1998	$1,183	$13,178	$—	$6,468	$—	$7,893
1997	$1,269	$6,098	$—	$6,184	$—	$1,183

SCHEDULE II

THE UNION LIGHT, HEAT AND POWER COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 1999
(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	For Purposes for Which Reserves Were Created	Other	Balance at Close of Period
Accumulated Provisions Deducted from Applicable Assets
Allowance for Doubtful Accounts
1999	$1,248	$2,169	$693	$2,597	$—	$1,513
1998	$996	$1,861	$583	$2,192	$—	$1,248
1997	$1,024	$1,579	$691	$2,298	$—	$996

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company have each duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CINERGY CORP.
                    THE CINCINNATI GAS & ELECTRIC COMPANY
                    PSI ENERGY, INC.
                    THE UNION LIGHT, HEAT AND POWER COMPANY
                    Registrants

Date: February 29, 2000

                    By /s/ JAMES E. ROGERS

                    James E. Rogers
                     Vice Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the indicated registrants and in the capacities and on the dates indicated:

Signature	Title	Date
Cinergy, CG&E, and PSI
Jackson H. Randolph	Chairman
Cinergy
Neil A. Armstrong	Director
Phillip R. Cox	Director
Kenneth M. Duberstein	Director
George C. Juilfs	Director
Melvin Perelman	Director
Thomas E. Petry	Director
Mary L. Schapiro	Director
John J. Schiff, Jr.	Director
Philip R. Sharp	Director
Dudley S. Taft	Director
Oliver W. Waddell	Director
Cinergy and PSI
James K. Baker	Director
Michael G. Browning	Director
John A. Hillenbrand II	Director
CG&E and ULH&P
James L. Turner	President and Director
Cinergy, CG&E, PSI, and ULH&P

/s/ JAMES E. ROGERS James E. Rogers Attorney-in-fact for all the foregoing persons	Vice Chairman, Chief Executive Officer, and Director President of Cinergy (Principal Executive Officer)	February 29, 2000
/s/ MADELEINE W. LUDLOW Madeleine W. Ludlow	Vice President and Chief Financial Officer Director of ULH&P (Principal Financial Officer)	February 29, 2000
/s/ BERNARD F. ROBERTS Bernard F. Roberts	Vice President and Comptroller (Principal Accounting Officer)	February 29, 2000

QuickLinks

PART I.
[MAP TO GO HERE]
PART II
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CINERGY CORP. AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
Sale of Accounts Receivable (in millions)
PART III
SIGNATURES