Form 10-Q
period 2000-03-31
CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC; UNION LIGHT HEAT & POWER CO
filed 2000-05-12
CIK 899652, 20290, 81020, 100858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                       or

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from  ______   to ______


Commission        Registrant, State of Incorporation,         I.R.S. Employer
File Number          Address and Telephone Number            Identification No.

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

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its company specific information with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

As of April 30, 2000, shares of Common Stock outstanding for each registrant were as listed:

 Registrant                           Description                      Shares

Cinergy Corp.                  Par value $.01 per share             158,923,399

The Cincinnati Gas &
  Electric Company             Par value $8.50 per share             89,663,086


PSI Energy, Inc.               Without par value, stated value       53,913,701
                               $.01 per share
The Union Light, Heat
  and Power Company            Par value $15.00 per share               585,333
  Company

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
  Item                                                                     Page
 Number                                                                   Number
--------                                                                 -------
                          PART I FINANCIAL INFORMATION

   1     Financial Statements ...............................................3
           CINERGY CORP......................................................3
             Consolidated Statements of Income...............................4
             Consolidated Balance Sheets.....................................5
             Consolidated Statements of Changes in Common Stock Equity.......7
             Consolidated Statements of Cash Flows...........................8

           THE CINCINNATI GAS & ELECTRIC COMPANY ............................9
             Consolidated Statements of Income and Comprehensive Income.....10
             Consolidated Balance Sheets ...................................11
             Consolidate Statements of Cash Flows...........................13

           PSI ENERGY, INC..................................................14
             Consolidated Statements of Income and Comprehensive Income.....15
             Consolidated Balance Sheets ...................................16
             Consolidate Statements of Cash Flows ..........................18

           THE UNION LIGHT, HEAT AND POWER COMPANY .........................19
             Statements of Income and Comprehensive Income..................20
             Balance Sheets.................................................21
             Statements of Cash Flows.......................................23

         Notes to Financial Statements......................................24

         Cautionary Statements Regarding Forward-Looking Information........35

   2     Management's Discussion and Analysis of Financial Condition........37
              and Results of Operations
           Introduction.....................................................37
           Liquidity........................................................37
           Capital Resources................................................38
           First Quarter 2000 Results of Operations - Historical............41
           Results of Operations - Future...................................46

   3     Quantitative and Qualitative Disclosures About Market Risk ........50


                            PART II OTHER INFORMATION

   1     Legal Proceedings..................................................51

   4     Submission of Matters to a Vote of Security Holders................51

   6     Exhibits and Reports on Form 8-K...................................53

         Signatures ........................................................54

                                  CINERGY CORP.

                            AND SUBSIDIARY COMPANIES



                                  CINERGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Quarter Ended
                                                        March 31
                                                2000                1999
                                        (in thousands, except per share amounts)
                                                      (unaudited)
Operating Revenues
   Electric                                 $1,066,697          $  968,532
   Gas                                         498,728             421,308
   Other                                        17,652              12,439
                                            ----------          ----------
Total Operating Revenues                     1,583,077           1,402,279

Operating Expenses
   Fuel and purchased and exchanged power      500,778             433,169
   Gas purchased                               406,145             334,402
   Operation and maintenance                   245,423             244,548
   Depreciation and amortization                90,135              86,477
   Taxes other than income taxes                66,131              69,534
                                            ----------          ----------
Total Operating Expenses                     1,308,612           1,168,130

Operating Income                               274,465             234,149

Equity in Earnings of
  Unconsolidated Subsidiaries                    1,842              44,682
Miscellaneous - Net                             (2,503)            (11,886)
Interest                                        51,430              60,772

Income Before Taxes                            222,374             206,173



Income Taxes                                    82,572              77,564
Preferred Dividend Requirements
 of Subsidiaries                                 1,363               1,364
                                           -----------         -----------
Net Income                                 $   138,439         $   127,245
                                           ===========         ===========

Average Common Shares Outstanding              158,923             158,746

Earnings Per Common Share
  Net Income                                     $0.87               $0.80

Earnings Per Common Share-Assuming Dilution
  Net income                                     $0.87               $0.80

Dividends Declared Per Common Share              $0.45               $0.45

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.






                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                   March 31         December 31
                                                     2000              1999
                                                 (unaudited)
                                                       (dollars in thousands)


Current Assets
  Cash and cash equivalents                     $  76,604           $   81,919
  Restricted deposits                                 658                  628
  Notes receivable                                  1,121                  481
  Accounts receivable less accumulated
    provision for doubtful accounts of
    $27,284 at March 31, 2000,                    669,637              706,068
    and $26,811 at December 31, 1999
 Materials, supplies, and fuel -
    at average cost                               174,986              205,749
 Energy risk management current assets            195,150              131,145
 Prepayments and other                             94,235               77,701
                                               ----------           ----------
          Total Current Assets                  1,212,391            1,203,691

Utility Plant - Original Cost
  In service
    Electric                                    9,471,140            9,414,744
    Gas                                           834,411              824,427
    Common                                        189,897              189,124
                                              -----------          -----------
      Total                                    10,495,448           10,428,295
  Accumulated depreciation                      4,337,377            4,259,877
                                              -----------          -----------
      Total                                     6,158,071            6,168,418
  Construction work in progress                   289,390              249,054
                                              -----------          -----------
          Total Utility Plant                   6,447,461            6,417,472


Other Assets
  Regulatory assets                             1,030,901            1,055,012
  Investments in unconsolidated subsidiaries      464,436              358,853
  Energy risk management non-current assets        40,656               26,624
  Other                                           556,895              555,296
                                              -----------          -----------
          Total Other Assets                    2,092,888            1,995,785



Total Assets                                  $ 9,752,740          $ 9,616,948
                                              ===========          ===========



The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.







                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 31               December 31
                                               2000                    1999
                                             (unaudited)
                                                    (dollars in thousands)
Current Liabilities
  Accounts payable                        $   604,275               $   734,937
  Accrued taxes                               261,265                   219,266
  Accrued interest                             46,983                    49,354
  Notes payable and other short-term
     obligations                              639,321                   550,194
  Long-term debt due within one year           31,871                    31,000
  Energy risk management current
     liabilities                              173,452                   126,682
  Other                                        82,674                    76,774
                                           ----------                ----------
       Total Current Liabilities            1,839,841                 1,788,207


Non-Current Liabilities
  Long-term debt                           2,988,281                  2,989,242
  Deferred income taxes                    1,160,312                  1,174,818
  Unamortized investment tax
      credits                                145,186                    147,550
  Accrued pension and other
      postretirement benefit costs           366,299                    355,917

  Energy risk management non-current
      liabilities                            145,126                    132,041
  Other                                      288,370                    282,855
                                          ----------                 ----------
       Total Non-Current Liabilities       5,093,574                  5,082,423


Total Liabilities                          6,933,415                  6,870,630



Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption         92,457                     92,597


Common Stock Equity
   Common Stock - $.01 par value;
     authorized shares  -  600,000,000;
     outstanding shares - 158,923,399
     at March 31, 2000 and
     December 31, 1999                         1,589                      1,589
   Paid-in capital                         1,604,096                  1,597,554
   Retained earnings                       1,131,695                  1,064,319
   Accumulated other comprehensive
     income (loss)                           (10,512)                    (9,741)
                                          ----------                 ----------
       Total Common Stock Equity           2,726,868                  2,653,721


Commitments and Contingencies (Note 4)

Total Liabilities and Shareholders'
   Equity                                 $9,752,740                 $9,616,948
                                          ==========                 ==========


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                  CINERGY CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY



                                                                                               Accumulated       Total
                                                                                                  Other          Common
                                                   Common      Paid-in        Retained        Comprehensive      Stock
                                                   Stock       Capital        Earnings        Income/(Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (dollars in thousands)
                                                                                    (unaudited)

Quarter Ended March 31, 2000

Balance at January 1, 2000                         $1,589      $1,597,554     $1,064,319       $ (9,741)       $2,653,721
Comprehensive income:
   Net income
   Other comprehensive income (loss),
     net of tax effect of $534                                                   138,439                          138,439
     Foreign currency translation adjustment                                                     (1,728)           (1,728)
     Unrealized gains on grantor and
       rabbi trusts                                                                                 957               957
                                                                                                                 --------
   Total comprehensive income                                                                                     137,668
Treasury shares reissued                                            6,542                                           6,542
Dividends on common stock
  (see page 4 for per share amounts)                                             (71,077)                         (71,077)
Other                                                                                 14                               14
                                                   ---------------------------------------------------------------------------------

Ending balance at March 31, 2000                   $1,589      $1,604,096     $1,131,695       $(10,512)       $2,726,868
                                                   ======      ==========     ==========       =========       ==========
------------------------------------------------------------------------------------------------------------------------------------

Quarter Ended March 31, 1999

Balance at January 1, 1999                         $1,587      $1,595,237      $ 945,214       $   (807)       $2,541,231
Comprehensive income:
  Net income                                                                     127,245                          127,245
  Other comprehensive income (loss),
    net of tax effect of $1,762
    Foreign currency translation adjustment                                                      (8,451)           (8,451)
    Unrealized gains (losses) on grantor and
      rabbi trusts                                                                                  (15)              (15)
                                                                                                                ----------
  Total comprehensive income                                                                                      118,779
Issuance of 115,368 shares of common stock-net          1           1,978                                           1,979
Treasury shares purchased                                            (233)                                           (233)
Treasury shares reissued                                            1,902                                           1,902
Dividends on common stock
 (see page 4 for per share amounts)                                              (71,422)                         (71,422)
Other                                                                                 (3)                              (3)
                                                   ------------------------------------------------------------------------
Ending balance at March 31, 1999                   $1,588      $1,598,884     $1,001,034       $ (9,273)       $2,592,233
                                                   ======      ==========     ==========       =========       ==========




The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.








                                  CINERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR TO DATE
                                                               March 31
                                                         2000            1999
                                                        (dollars in thousands)
                                                             (unaudited)

Operating Activities
  Net income                                          $138,439         $127,245
  Items providing or (using) cash currently:
    Depreciation and amortization                       90,135           86,477
    Deferred income taxes and investment tax
       credits-net                                        (841)          12,877
    Unrealized (gain) loss from energy risk
       management activities                           (18,182)         (23,000)
    Equity in earnings of unconsolidated
       subsidiaries                                     (1,842)         (44,682)
    Allowance for equity funds used during
       construction                                       (902)            (775)
    Regulatory assets-net                                6,853            5,140
    Changes in current assets and current
      liabilities:
        Restricted deposits                                (30)             (54)
        Accounts and notes receivable                   35,226          182,265
        Materials, supplies, and fuel                   30,763           21,778
        Accounts payable                              (130,662)        (235,128)
        Accrued taxes and interest                      39,628            1,031
    Other items-net                                     (5,766)           9,478
                                                     ---------        ---------
        Net cash provided by operating activities      182,819          142,652


   Financing Activities

   Change in short-term debt                            89,127          149,111
   Issuance of long-term debt                             -               6,623
   Redemption of long-term debt                           (594)        (116,000)
   Retirement of preferred stock of subsidiaries          (105)             (20)
   Issuance of common stock                               -               1,979
   Dividends on common stock                           (71,077)         (71,422)
                                                     ---------        ---------
        Net cash provided by (used in)
          financing activities                          17,351          (29,729)


   Investing Activities

     Construction expenditures (less allowance
       for equity funds used during construction)     (106,984)         (79,143)
     Investments in unconsolidated subsidiaries        (98,501)         (41,282)
                                                     ----------       ----------
        Net cash used in investing activities         (205,485)        (120,425)


   Net decrease in cash and cash equivalents            (5,315)          (7,502)

   Cash and cash equivalents at beginning of period     81,919          100,154
                                                     ---------        ---------
   Cash and cash equivalents at end of period        $  76,604        $  92,652
                                                     =========        =========

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY

                            AND SUBSIDIARY COMPANIES








                      THE CINCINNATI GAS & ELECTRIC COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                Quarter Ended
                                                   March 31
                                             2000           1999
                                            (dollars in thousands)
                                                 (unaudited)
Operating Revenues

  Electric                                $538,018        $481,586
  Gas                                      178,462         163,797
                                          --------        --------
    Total Operating Revenues               716,480         645,383


Operating Expenses

  Fuel and purchased and exchanged power   240,352         198,871
  Gas purchased                             89,616          78,878
  Operation and maintenance                105,047         108,156
  Depreciation and amortization             50,993          50,570
  Taxes other than income taxes             49,931          54,114
                                          --------        --------
    Total Operating Expenses               535,939         490,589

Operating Income                           180,541         154,794

Miscellaneous - Net                         (1,973)         (1,261)
Interest                                    25,749          24,407
                                          --------        --------
Income Before Taxes                        152,819         129,126

Income Taxes                                56,855          48,889
                                         ---------       ---------
Net Income                               $  95,964       $  80,237

Preferred Dividend Requirement                 213             214
                                         ---------       ---------
Net Income Applicable to Common Stock    $  95,751       $  80,023

Other Comprehensive Income (Loss),
  Net of Tax                                     -               -
                                         ---------       ---------
Comprehensive Income                     $  95,751       $  80,023
                                         =========       =========



The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.






                     THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                      March 31    December 31
                                                        2000         1999
                                                           (unaudited)
                                                      (dollars in thousands)

Current Assets

  Cash and cash equivalents                          $    4,186   $    9,554
  Restricted deposits                                       110          132
  Accounts receivable less accumulated provision for
    doubtful accounts of $17,386 at March 31, 2000,
    and $16,740 at December 31, 1999                    196,271      279,591
  Accounts receivable from affiliated companies          80,638       12,718
  Materials, supplies, and fuel - at average cost        85,745       98,999
  Energy risk management current assets                  95,145       63,926
  Prepayments and other                                  44,673       35,527
                                                     ----------   ----------
    Total Current Assets                                506,768      500,447


Utility Plant-Original Cost
  In service
    Electric                                          4,898,933    4,875,633
    Gas                                                 834,411      824,427
    Common                                              189,897      189,124
                                                      ---------    ---------
      Total                                           5,923,241    5,889,184
  Accumulated depreciation                            2,322,882    2,279,587
                                                      ---------    ---------
      Total                                           3,600,359    3,609,597
  Construction work in progress                         175,402      153,229
                                                      ---------    ---------
        Total Utility Plant                           3,775,761    3,762,826

Other Assets

  Regulatory assets                                     526,754      536,224
  Energy risk management non-current assets               9,953        7,368
  Other                                                 125,881      109,753
                                                     ----------   ----------
        Total Other Assets                              662,588      653,345



Total Assets                                         $4,945,117   $4,916,618
                                                     ==========   ==========




The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.







                     THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDER'S EQUITY

                                                      March 31    December 31
                                                        2000         1999
                                                           (unaudited)
                                                      (dollars in thousands)


Current Liabilities

  Accounts payable                                   $  220,540   $  253,115
  Accounts payable to affiliated companies               29,785       65,256
  Accrued taxes                                         165,117      136,118
  Accrued interest                                       10,832       17,375
  Notes payable and other short-term obligations        233,812      234,702
  Notes payable to affiliated companies                  54,051       60,360
  Energy risk management current liabilities             82,891       60,478
  Other                                                  26,667       25,468
                                                     ----------   ----------
    Total Current Liabilities                           823,695      852,872


Non-Current Liabilities

  Long-term debt                                      1,206,002    1,205,916
  Deferred income taxes                                 722,721      720,168
  Unamortized investment tax credits                    103,120      104,655
  Accrued pension and other postretirement
    benefit costs                                       156,993      154,718
  Energy risk management non-current liabilities         58,493       57,644
  Other                                                 152,159      140,794
                                                     ----------   ----------
    Total Non-Current Liabilities                     2,399,488    2,383,895



Total Liabilities                                     3,223,183    3,236,767

Cumulative Preferred Stock
  Not subject to mandatory redemption                    20,606       20,686

Common Stock Equity
  Common Stock-$8.50 par value; authorized
    shares-120,000,000; outstanding
    shares-89,663,086 at March 31, 2000 and
    December 31, 1999                                   762,136      762,136
  Paid-in capital                                       562,863      562,851
  Retained earnings                                     377,295      335,144
  Accumulated other comprehensive income (loss)            (966)        (966)
                                                     ----------   ----------
    Total Common Stock Equity                         1,701,328    1,659,165

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity           $4,945,117   $4,916,618
                                                     ==========   ==========



The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.










                      THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            YEAR TO DATE
                                                              March 31
                                                        2000            1999
                                                       (dollars in thousands)
                                                             (unaudited)

Operating Activities
  Net income                                         $ 95,964        $  80,237
  Items providing or (using) cash currently:
    Depreciation and amortization                      50,993           50,570
    Deferred income taxes and investment
      tax credits-net                                   1,660            8,795
    Unrealized (gain) loss from energy risk
      management activities                           (10,542)         (11,500)
    Allowance for equity funds used
      during construction                                (734)            (775)
    Regulatory assets-net                               4,182            4,496
    Changes in current assets and current liabilities:
        Accounts and notes receivable                  12,569           80,619
        Materials, supplies, and fuel                  13,254           21,131
        Accounts payable                              (68,046)         (89,741)
        Accrued taxes and interest                     22,456          (20,010)
    Other items-net                                    (9,900)          (1,938)
                                                     --------        ---------
        Net cash provided by operating activities     111,856          121,884


Financing Activities
  Change in short-term debt                            (7,199)          86,977
  Redemption of long-term debt                              -         (110,000)
  Retirement of preferred stock                           (68)             (17)
  Dividends on preferred stock                           (214)            (214)
  Dividends on common stock                           (53,600)         (71,400)
                                                     --------        ---------
        Net cash used in financing activities         (61,081)         (94,654)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)            (56,143)         (36,363)
                                                     --------        ---------
        Net cash used in investing activities         (56,143)         (36,363)


Net decrease in cash and cash equivalents              (5,368)          (9,133)

Cash and cash equivalents at beginning of period        9,554           26,989
                                                     --------        ---------
Cash and cash equivalents at end of period           $  4,186        $  17,856
                                                     ========        =========



The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                             AND SUBSIDIARY COMPANY





                                PSI ENERGY, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                    QUARTER ENDED
                                                      March 31
                                                 2000           1999
                                                (dollars in thousands)
                                                     (unaudited)

Operating Revenues

     Electric                                 $533,752         $482,465


Operating Expenses

    Fuel and purchased and exchanged power     271,429          234,927
    Operation and maintenance                  111,075          113,240
    Depreciation and amortization               34,960           33,743
    Taxes other than income taxes               14,609           14,488
                                              --------         --------
     Total Operating Expenses                  432,073          396,398


Operating Income                               101,679           86,067

Miscellaneous - Net                               (859)             323
Interest                                        20,084           21,364

Income Before Taxes                             80,736           65,026
                                             ---------        ---------

Income Taxes                                    30,523           25,185
                                             ---------        ---------
Net Income                                    $ 50,213         $ 39,841

Preferred Dividend Requirement                   1,150            1,150
                                             ---------        ---------
Net Income Applicable to Common Stock         $ 49,063         $ 38,691

Other Comprehensive Income (Loss),
  Net of Tax                                       632              (15)
                                            ----------        ---------
Comprehensive Income                         $  49,695        $  38,676
                                            ==========        =========



The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.





                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                  March 31         December 31
                                                    2000               1999
                                                          (unaudited)
                                                    (dollars in thousands)

Current Assets

 Cash and cash equivalents                     $   23,917           $    8,842
 Restricted deposits                                   52                    -
 Notes receivable                                     583                  481
 Notes receivable from affiliated companies        54,051               60,360
 Accounts receivable less accumulated
   provision for doubtful accounts of
   $9,898 at March 31, 2000, and $9,934
   at December 31, 1999                           252,559              253,022
 Accounts receivable from affiliated companies      3,118               42,715
 Materials, supplies, and fuel - at average cost   85,686              103,490
 Energy risk management current assets             95,145               63,927
 Prepayments and other                             39,905               36,173
                                              -----------        -------------
     Total Current Assets                         555,016              569,010



Electric Utility Plant-Original Cost

 In service                                     4,572,207            4,539,111
 Accumulated depreciation                       2,014,495            1,980,290
                                               ----------           ----------
    Total                                       2,557,712            2,558,821
                                               ----------           ----------
 Construction work in progress                    113,988               95,825
                                               ----------           ----------
        Total Electric Utility Plant            2,671,700            2,654,646



Other Assets
 Regulatory assets                                504,147              518,788
 Energy risk management non-current assets          9,953                7,368
 Other                                             89,069               85,024
                                                ---------           ----------
        Total Other Assets                        603,169              611,180


Total Assets                                   $3,829,885           $3,834,836
                                               ==========           ==========



The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.






                                PSI ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDER'S EQUITY

                                               March 31           December 31
                                                 2000                 1999
                                                       (unaudited)
                                                 (dollars in thousands)


Current Liabilities

 Accounts payable                             $  193,880            $  241,072
 Accounts payable to affiliated companies         96,851                 6,762
 Accrued taxes                                    89,522                93,056
 Accrued interest                                 22,886                26,989
 Notes payable and other short-term
   obligations                                   155,508               232,597
 Notes payable to affiliated companies                 -                 6,707
 Long-term debt due within one year               31,871                31,000
 Energy risk management current liabilities       82,891                60,478
 Other                                             2,416                 1,986
                                              ----------            ----------
   Total Current Liabilities                     675,825               700,647


Non-Current Liabilities

 Long-term debt                                1,210,923             1,211,552
 Deferred income taxes                           457,484               460,748
 Unamortized investment tax credits               42,066                42,895
 Accrued pension and other postretirement
   benefit costs                                 133,463               129,103
 Energy risk management non-current
   liabilities                                    58,493                57,645
 Other                                            92,365               104,638
                                               ---------             ---------
   Total Non-Current Liabilities               1,994,794             2,006,581



Total Liabilities                              2,670,619             2,707,228
                                               ---------             ---------
Cumulative Preferred Stock
 Not subject to mandatory redemption              71,851                71,911


Common Stock Equity

 Common Stock-without par value; $.01
   stated value; authorized shares-
   60,000,000; outstanding shares-
   53,913,701 at March 31, 2000 and
   December 31, 1999                                 539                   539
 Paid-in capital                                 411,220               411,198
 Retained earnings                               673,633               642,569
 Accumulated other comprehensive income
   (loss)                                          2,023                 1,391
                                               ---------             ---------
   Total Common Stock Equity                   1,087,415             1,055,697


Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity    $3,829,885           $3,834,836
                                              ==========           ==========



The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.






                                PSI ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      YEAR TO DATE
                                                        March 31

                                                    2000       1999
                                                 (dollars in thousands)
                                                      (unaudited)

Operating Activities

 Net income                                     $  50,213    $  39,841
 Items providing or (using) cash currently:
   Depreciation and amortization                   34,960       33,743
   Deferred income taxes and investment tax
     credits-net                                   (2,166)      (3,476)
   Unrealized (gain) loss from energy risk
     management activities                        (10,542)     (11,500)
   Allowance for equity funds used during
     construction                                    (168)           -
   Regulatory assets-net                            2,671         644
   Changes in current assets and current
     liabilities:
       Restricted deposits                            (52)         (54)
       Accounts and notes receivable               48,533       85,834
       Materials, supplies, and fuel               17,804       (3,344)
       Accounts payable                            42,897      (94,074)
       Accrued taxes and interest                  (7,637)      20,950
   Other items-net                                 (7,214)       7,593
                                                 ----------    ---------
Net cash provided by operating activities         169,299       76,157


Financing Activities

 Change in short-term debt                        (83,796)    (15,419)
 Redemption of long-term debt                        (150)     (6,000)
 Retirement of preferred stock                        (37)         (3)
 Dividends on preferred stock                      (1,150)     (1,150)
 Dividends on common stock                        (18,000)          -
                                               -----------  ----------
Net cash used in financing activities            (103,133)    (22,572)


Investing Activities

 Construction expenditures (less allowance
  for equity funds used during construction)      (51,091)    (41,186)
                                               -----------  ----------
Net cash used in investing activities             (51,091)    (41,186)


Net increase in cash and cash equivalents          15,075      12,399

Cash and cash equivalents at beginning of period    8,842      18,788
                                                 ----------   ---------
Cash and cash equivalents at end of period      $  23,917   $  31,187
                                                ===========   =========



The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY











                     THE UNION LIGHT, HEAT AND POWER COMPANY
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                            QUARTER ENDED
                                                               March 31
                                                          2000          1999
                                                        (dollars in thousands)
                                                              (unaudited)

Operating Revenues
  Electric                                              $49,288       $49,159
  Gas                                                    33,487        33,000
                                                        -------       -------
   Total Operating Revenues                              82,775        82,159

Operating Expenses
  Electricity purchased from parent company
   for resale                                            35,211        36,748
  Gas purchased                                          17,994        17,322
  Operation and maintenance                               9,228        10,190
  Depreciation and amortization                           3,736         3,571
  Taxes other than income taxes                           1,098         1,083
                                                        -------       -------
   Total Operating Expenses                              67,267        68,914

Operating Income                                         15,508        13,245

Miscellaneous - Net                                        (191)         (390)
Interest                                                  1,571         1,563
                                                        -------       -------
Income Before Taxes                                      13,746        11,292


Income Taxes                                              5,600         4,749
                                                       --------      --------
Net Income Applicable to Common Stock                   $ 8,146       $ 6,543

Other Comprehensive Income (Loss), Net of Tax                 -             -
                                                       --------      --------
Comprehensive Income                                   $  8,146      $  6,543
                                                       ========      ========



The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.




                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS








ASSETS

                                                  March 31          December 31
                                                    2000                1999
                                                          (unaudited)
                                                    (dollars in thousands)

Current Assets

 Cash and cash equivalents                        $  1,900             $  3,641
 Accounts receivable less accumulated
  provision for doubtful accounts of $1,500
  at March 31, 2000, and $1,513 at
  December 31, 1999                                  9,476               17,786
 Accounts receivable from affiliated companies         881                  775
 Materials, supplies, and fuel - at average cost     3,216                7,654
 Prepayments and other                                 107                  219
                                                  --------            ---------
    Total Current Assets                            15,580               30,075


Utility Plant - Original Cost
 In service
  Electric                                         224,097              222,035
  Gas                                              177,034              173,011
  Common                                            42,457               42,351
                                                  --------            ---------
    Total                                          443,588              437,397
 Accumulated depreciation                          158,655              154,607
                                                  --------            ---------
    Total                                          284,933              282,790
 Construction work in progress                      14,639               13,761
                                                  --------            ---------
    Total Utility Plant                            299,572              296,551


Other Assets

 Regulatory assets                                  10,420               10,639
 Other                                               5,928                5,000
                                                  --------            ---------
    Total Other Assets                              16,348               15,639


Total Assets                                      $331,500             $342,265
                                                  ========            =========



The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.







                     THE UNION LIGHT, HEAT AND POWER COMPANY

                                 BALANCE SHEETS











LIABILITIES AND SHAREHOLDER'S EQUITY
                                                  March 31          December 31
                                                    2000                1999
                                                          (unaudited)
                                                     (dollars in thousands)

Current Liabilities

 Accounts payable                                $  6,279             $  8,487
 Accounts payable to affiliated companies          14,088               20,122
 Accrued taxes                                      6,852                  739
 Accrued interest                                     552                1,298
 Notes payable to affiliated companies             19,137               37,752
 Other                                              5,211                4,062
                                                 --------             --------
  Total Current Liabilities                        52,119               72,460

Non-Current Liabilities
 Long-term debt                                    74,565               74,557
 Deferred income taxes                             21,947               23,000
 Unamortized investment tax credits                 3,892                3,961
 Accrued pension and other postretirement
   benefit costs                                   12,497               12,333
 Amounts due to customers - income taxes           11,895               11,308
 Other                                             14,389               12,596
                                                 --------             --------
  Total Non-Current Liabilities                   139,185              137,755

Total Liabilities                                 191,304              210,215

Common Stock Equity

 Common Stock-$15.00 par value; authorized
   shares- 1,000,000; outstanding shares-
   585,333 at March 31, 2000
   and December 31, 1999                            8,780                8,780
 Paid-in capital                                   20,142               20,142
 Retained earnings                                111,274              103,128
                                                 --------             --------
  Total Common Stock Equity                       140,196              132,050


Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity       $331,500             $342,265
                                                 ========             ========



The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.







                     THE UNION LIGHT, HEAT AND POWER COMPANY

                            STATEMENTS OF CASH FLOWS


                                                            YEAR TO DATE
                                                              March 31
                                                          2000        1999
                                                        (dollars in thousands)
                                                             (unaudited)

Operating Activities

 Net income                                           $  8,146        $  6,543
 Items providing or (using) cash currently:
  Depreciation and amortization                          3,736           3,571
  Deferred income taxes and investment tax
    credits - net                                         (536)           (200)
  Allowance for equity funds used during construction        -              16
  Regulatory assets - net                                  169              35
  Changes in current assets and current liabilities:
   Accounts and notes receivable                         7,351           4,006
   Materials, supplies, and fuel                         4,438           4,601
   Accounts payable                                     (8,242)          1,422
   Accrued taxes and interest                            5,367           2,873
  Other items - net                                      3,514           4,286
                                                      --------        ---------
      Net cash provided by operating activities         23,943          27,153

Financing Activities

 Change in short-term debt                             (18,615)        (20,431)
                                                      ---------       ---------
      Net cash used in financing activities            (18,615)        (20,431)

Investing Activities

 Construction expenditures (less allowance for equity
    funds used during construction)                     (7,069)         (4,973)
                                                      ---------       ---------
      Net cash used in investing activities             (7,069)         (4,973)


Net increase (decrease) in cash and cash equivalents    (1,741)          1,749

Cash and cash equivalents at beginning of period         3,641           3,244
                                                      ---------       ---------
Cash and cash equivalents at end of period            $  1,900        $  4,993
                                                      =========       =========



The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

(a) Presentation These Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 1999 Form 10-K of the registrants.

Certain amounts in the 1999 Financial Statements have been reclassified to conform to the 2000 presentation.

(b) Energy Marketing and Trading We market and trade electricity, natural gas, and other energy-related products. We designate transactions as physical or trading at the time they are originated. Physical refers to our intent and projected ability to fulfill obligations from company-owned assets. We sell generation to third parties when it is not required to meet native load requirements (end-use customers within our operating companies' franchise service territory). We account for physical transactions on a settlement basis and trading transactions using the mark-to-market method of accounting. Under the mark-to-market method of accounting, trading transactions are shown at fair value in our consolidated balance sheets as energy risk management assets - current and non-current, and energy risk management liabilities - current and non-current. We reflect changes in fair value resulting in unrealized gains and losses in fuel and purchased and exchanged power and gas purchased. We record the revenues and costs for all transactions in our consolidated statements of income when the contracts are settled. We recognize revenues in operating revenues; costs are recorded in fuel and purchased and exchanged power and gas purchased.

Although we intend to settle physical contracts with company-owned generation, there are times when we have to settle these contracts with power purchased on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as the power is delivered. Open market purchases may occur for some of the following reasons:

     *    generating station outages;

     *    least-cost alternative;

     *    native load requirements; and

     *    extreme weather.

We value contracts in the trading portfolio using end-of-the-period market prices, utilizing the following factors (as applicable):

     * closing exchange prices (that is, closing prices for standardized electricity products traded on an organized exchange such as the New York Mercantile Exchange);

     *    broker-dealer and over-the-counter price quotations; and

     * model pricing (which considers time value and historical volatility factors of electricity pricing underlying any options and contractual commitments).

We anticipate that some of these obligations, even though considered trading contracts, will ultimately be settled using company-owned generation. The cost of this generation is usually below the market price at which the trading portfolio has been valued.

Earnings volatility results from period to period due to the risks associated with marketing and trading electricity, natural gas, and other energy-related products.

(c) Financial Derivatives We use derivative financial instruments to manage: (1) funding costs; (2) exposures to fluctuations in interest rates; and (3) exposures to foreign currency exchange rates. These financial instruments must be designated as a hedge (for example, an offset of foreign exchange or interest rate risks) at the inception of the contract and must be effective at reducing the risk associated with the underlying instrument. An underlying instrument is one that gives rise to the derivative financial instrument, for example, a foreign currency denominated contract. Accordingly, changes in the market values of instruments designated as hedges must be highly correlated with changes in the market values of the underlying instrument.

From time to time, we may utilize foreign exchange forward contracts (for example, a contract obligating one party to buy, and the other to sell, a specified quantity of a foreign currency for a fixed price at a future date) and currency swaps (for example, a contract whereby two parties exchange principal and interest cash flows denominated in different currencies) to hedge certain of our net investments in foreign operations. Accordingly, any translation gains and losses are recorded in accumulated other comprehensive income (loss), which is a component of Common stock equity. Aggregate translation losses related to these instruments are reflected net in current liabilities in our Consolidated Balance Sheets. At March 31, 2000, no such instruments were held.

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

(d) Accounting Changes During the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). This standard requires companies to record derivative instruments as assets or liabilities, measured at fair value. Changes in the derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Hedges are transactions entered into for the purpose of reducing exposure to one or more types of business risk. Gains and losses on derivatives that qualify as hedges can offset related results on the hedged item in the income statement.

This standard, as subsequently amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.133 (Statement
137), is effective for fiscal years beginning after June 15, 2000. The purpose of Statement 137 was to delay the effective date of Statement 133 by one year. We expect to reflect the adoption of this standard in financial statements issued beginning in the first quarter of 2001. In recognition of the complexity of this new standard, the Derivatives Implementation Group has been formed by the FASB. In preparation for our implementation of this new standard, we have formed a cross-functional project team. The project team is identifying and analyzing all contracts which could be subject to the new standard, developing required documentation, defining relevant processes and information systems needs, and promoting internal awareness of the requirements and potential effects of the new standard. While we continue to analyze and follow the development of implementation guidelines, at this time we are unable to predict whether the implementation of this accounting standard will be material to our results of operations and financial position. However, the adoption of Statement 133 could increase volatility in earnings and other comprehensive income.

2.   Change in Preferred Stock of Subsidiaries

On January 14, 2000, The Cincinnati Gas & Electric Company (CG&E) repurchased 700 shares of its 4 3/4% Series Cumulative Preferred Stock at a redemption price of $84.21 per share. On February 18, 2000, PSI Energy, Inc. (PSI) repurchased 600 shares of its 3 1/2% Series Cumulative Preferred Stock at a redemption price of $62 per share.

3.   Long-Term Debt

On February 15, 2000, PSI retired $150,000 principal amount of its Series YY First Mortgage Bonds.

4.   Commitments and Contingencies

(a)  Ozone Transport RulemakinG

     (i) NOx SIP Call Ozone transport refers to wind-blown movement of ozone-causing materials across city and state boundaries. As discussed in the 1999 Form 10-k, in October 1998, the United States Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the NOx SIP call. (A SIP is a state's implementation plan for achieving emissions reductions to address air quality concerns.) It applied to 22 states in the eastern half of the United States (U.S.), including the three states in which our electric utilities operate, and also proposes a model nitrogen oxide (NOx) emission allowance trading program. If implemented by the states, the trading program would allow us to buy NOx emission allowances from, or sell nox emission allowances to, other companies as necessary. This rule recommends that states reduce NOx emissions primarily from industrial and utility sources to a certain level by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate NOx reductions and, in the discretion of the state, a trading program into their SIPs. The EPA proposed to implement a federal plan to accomplish the equivalent NOx reductions by May 2003, if states failed to revise their SIPs. The EPA must approve all SIPs.

Ohio, Indiana, a number of other states, and various industry groups (some of which we are a member) filed legal challenges to the Nox SIP Call in late 1998. On May 25, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) granted a request for a deferral of the rule and indefinitely suspended the September 30 filing deadline, pending further review by the Court of Appeals.

In March 2000, the Court of Appeals substantially upheld the EPA's rule. On April 11, 2000, the EPA asked the Court of Appeals to remove its May 25, 1999, suspension of the rule and also directed the states to submit SIP revisions by September 1, 2000. On April 17, 2000, various states and industry groups (some of which we are a member) filed a request with the court of appeals for a rehearing of the NOx SIP Call decisions. On April 24, 2000, the same group filed a request with the Court of Appeals to (1) obtain more time to file their SIPs, and (2) require rulemaking and a comment period to determine a new compliance date. Nevertheless, the states will have to begin adopting new regulations requiring implementation of the requirements of the October 1998 ozone transport rulemaking this year.

We estimate the capital expenditures for compliance with the NOx SIP Call at $500 million to $700 million (in 1999 dollars) by May 2003. This estimate depends on several factors, including:

     * final determination regarding both the timing and strictness of the final NOx reductions required by the SIPs adopted by the states in which we operate;

     *    utilization of our generating units;

     * availability of adequate supplies of materials and labor to construct the necessary control equipment; and

     *    whether a viable market will exist to buy and sell NOx allowances.

     (ii) Section 126 Petitions As discussed in the 1999 Form 10-K, in February 1998, the northeast states filed petitions seeking the EPA's assistance in reducing ozone in the eastern U.S. under Section 126 of the Clean Air Act (CAA). The EPA believes that Section 126 petitions allow a state to claim that another state is contributing to its air quality problem and request that the EPA require the upwind state to reduce its emissions.

In December 1999, the EPA granted four Section 126 petitions relating to NOx emissions. This ruling affects all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOx emissions to a certain level by May 2003. The EPAs action granting the Section 126 petitions has been appealed in the court of appeals. In April 2000, the parties to the appeal filed a proposed scheduling order, which if approved, would set oral arguments in late 2000, with a court decision expected in the spring of 2001. We currently cannot predict the outcome of this proceeding. We do not anticipate that any Section 126 rules will have any significant financial impact in addition to that of the NOx SIP Call.

     (iii) State Ozone Plans as discussed in the 1999 Form 10-K, on November 15, 1999, the State of Indiana and the Commonwealth of Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their SIPs on how they intend to bring the greater Louisville area, including Floyd and Clark Counties in Indiana, into attainment with the one-hour ozone standard. The SIP amendments call for, among other things, statewide NOx reductions from utilities in Indiana, Kentucky, and surrounding states which are less stringent than the EPA's NOx SIP Call. The states of Indiana and Kentucky have committed to adopt utility NOx control rules by December 2000 that would require controls be installed by May 2003. The states are waiting for further guidance from the EPA on how the NOx SIP Call and the state rules should be coordinated. Since the state rules are the legal mechanism through which the SIP requirements are imposed on regulated facilities, we do not anticipate that the State NOx rules will have any significant financial impact in addition to that of the NOx SIP Call.

(b) New Source Review (NSR) As discussed in the 1999 Form 10-K, the CAA's NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major change to an existing facility unless the changes are exempt. In July 1998, the EPA requested comments on proposed revisions to the NSR rules that would change NSR applicability by eliminating exemptions contained in the current regulation. We believe that if these changes are finalized, it will be significantly harder to maintain our facilities without triggering the NSR permit requirements.

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

On September 15, 1999, and on November 3, 1999, the Attorneys General of the States of New York and Connecticut, respectively, issued letters notifying Cinergy (Cinergy Corp. and all of its regulated and non-regulated subsidiaries) and CG&E of their intent to sue under the citizens suit provisions of the CAA. New York and Connecticut allege violations of the CAA by constructing and continuing to operate a major change to CG&E's W.C. Beckjord Station (Beckjord) without obtaining the required NSR pre-construction permits.

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

On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added the alleged violations of the NSR requirements of the CAA contained in the notice of violation (NOV) filed by the EPA on November 3, 1999.

It also added claims for relief alleging  violations of (1)  nonattainment  NSR,
(2) Indiana and Ohio SIPs, and (3) particulate matter emission limits (as discussed in Note 4(d) on page 30). The amended complaint seeks (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord, Cayuga, and PSI's Wabash River and Gallagher Generating Stations, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation. We believe the allegations contained in the amended complaint are without merit and plan to defend the suit vigorously in court. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition. In addition, we cannot predict whether any additional allegations will be added to this proceeding.

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

(c) Manufactured Gas PlanT (MGP) Sites

     (i) GeneraL As discussed in the 1999 Form 10-K, prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

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

IGC (in 1994) and NIPSCO (in 1995) both made claims against PSI. The basis of these claims was that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI is therefore legally responsible for the costs of investigating and remediating the sites. In August 1997, NIPSCO filed suit against PSI in federal court claiming recovery (pursuant to CERCLA) of NIPSCO's past and future costs of investigating and remediating MGP-related contamination at the Goshen MGP site.

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

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and the IDEM. In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana against its general liability insurance carriers. Among other matters, PSI requested a declaratory judgment that would obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI's costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. The case was moved to the Hendricks County Superior Court 1 on a request for a change of judge. The Hendricks County Superior Court 1 has set the case for trial beginning in May 2001. It ordered the parties to meet certain deadlines for discovery proceedings based upon this trial date. PSI cannot predict the outcome of this litigation. Recently, PSI has been involved in settlement discussions with some of the insurance carriers. At the present time, PSI cannot predict either the progress or outcome of these discussions.

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

(d) Other As discussed in the 1999 Form 10-K, on November 30, 1999, the EPA filed a NOV against Cinergy and CG&E alleging that emissions of particulate matter at Beckjord exceeded the allowable limit. The NOV indicated that the EPA may (1) issue an administrative penalty order, or (2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000, amended complaint, as discussed in Note 4(b) on page 28. We are currently unable to determine whether resolution of this matter will have a material effect on our financial condition.

5.   Financial Information by Business Segment

As discussed in the 1999 Form 10-K, during 1998, we adopted the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 requires disclosures about reportable operating segments in annual and interim condensed financial statements.

The Energy Commodities Business Unit (Commodities) operates and maintains our domestic electric generating plants and some of our jointly-owned plants. It also conducts the following activities: (1) wholesale energy marketing and trading, (2) energy risk management, (3) financial restructuring services, and
(4) proprietary arbitrage activities. Commodities earns revenues from external customers from its marketing, trading, and risk management activities. Commodities earns intersegment revenues from the sale of electric power to the Energy Delivery Business Unit (Delivery).

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

The Cinergy Investments Business Unit (Cinergy Investments) primarily manages the development, marketing, and sales of our non-regulated retail energy and energy-related products and services. This is accomplished through various subsidiaries and joint ventures. Cinergy Investments earns all of its revenues from the sale of such products and services to ultimate consumers. These products and services include the following:

     * energy management and consulting services to commercial customers that operate retail facilities (for example, finding more efficient ways for a customer to use energy);

     * utility operations/services to other utilities (for example, providing underground locating and construction services for other utilities);

     *    building,   operating,   and  maintaining   combined  heat  and  power
          facilities through joint ventures with Trigen Energy Corporation; and

     * building and maintaining fiber optic telecommunication networks for businesses, municipalities, telecommunications carriers, and schools.

The International Business Unit (International) directs and manages our international business holdings, which include wholly- and jointly-owned companies in six countries. In addition, International also directs our renewable energy investing activities (for example, wind farms) both inside and outside the U.S. International earns (1) revenues, and (2) equity earnings from unconsolidated companies primarily from energy-related businesses.





Financial results by business unit for the quarters ended March 31, 2000, and 1999, and total segment assets at March 31, 2000, and December 31, 1999, are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
Business Units
-----------------------------------------------------------------------------------------------------------------------------------

                                                                            2000
                                                 Cinergy Business Units
                                                       Cinergy                                 (1)       Reconciling
                           Commodities    Delivery   Investments  International     Total    All Other   Eliminations(2)Consolidated
                                                                        (in thousands)

Operating revenues -
  External customers       $  690,057   $  860,621  $  18,549     $  13,850      $1,583,077    $    -     $       -      $1,583,077
  Intersegment revenues       453,719            -          -             -         453,719         -      (453,719)              -
Segment profit (loss) (3)      80,064       58,495        (56)          (64)(4)     138,439         -             -         138,439

Total segment assets at
  March 31, 2000            5,165,144    4,044,712    138,409       351,654       9,699,919    52,821             -       9,752,740




                                                                            1999
                                                 Cinergy Business Units

                                                       Cinergy                                           Reconciling
                           Commodities    Delivery   Investments  International     Total    All Other   Eliminations   Consolidated
                                                                        (in thousands)         (1)          (2)

Operating revenues -
  External customers       $   503,638  $  868,367  $  17,400     $  12,874      $1,402,279    $    -     $       -      $1,402,279
  Intersegment revenues        456,536           -          -             -         456,536         -      (456,536)              -
Segment Profit (Loss) (3)       50,494      62,526     (1,949)       15,695         126,766       479             -         127,245

Total segment assets at
  December 31, 1999          5,041,578   4,058,164    129,935       339,905       9,569,582    47,366             -       9,616,948





(1) The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment profit measurement.

(2) The Reconciling Eliminations category eliminates the intersegment revenues of Commodities.

(3)  Management   utilizes   segment   profit   (loss)   to   evaluate   segment
     profitability.

(4) Reflects the loss of earnings from the July 1999 sale of our 50% ownership interest in Avon Energy Partners Holdings, the parent company of Midlands Electricity plc, to GPU, Inc.

--------------------------------------------------------------------------------

6.   Earnings Per Common Share

A reconciliation of earnings per common share (EPS) to earnings per common share assuming dilution (diluted EPS) is presented below:

--------------------------------------------------------------------------------

                                            Income         Shares         EPS
                                        ----------------------------------------
                                        (in thousands, except per share amounts)


Quarter ended March 31, 2000
Earnings per common share:
   Net income                              $138,439        158,923       $0.87

Effect of dilutive securities:
  Common stock options                                           9
  Contingently issuable common stock                           343
                                        ----------------------------------------

EPS-assuming dilution:
  Net income plus assumed conversions      $138,439        159,275       $0.87

Quarter ended March 31, 1999
Earnings per common share:
  Net income                               $127,245        158,746       $0.80

Effect of dilutive securities:
  Common stock options                                         412
  Contingently issuable common stock                            26
                                        ----------------------------------------

EPS-assuming dilution:
  Net income plus assumed conversions      $127,245        159,184       $0.80

--------------------------------------------------------------------------------

Options to purchase shares of common stock are excluded from the calculation of diluted EPS when the exercise prices of these options are greater than the average market price of the common shares during the period. For the quarters ended March 31, 2000, and 1999, approximately seven million and two million shares, respectively, were excluded from the diluted EPS calculation.

The Employee Stock Purchase and Savings Plan is also excluded from the diluted EPS calculation, because the purchase price is greater than the average market price during this period. This plan allows all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature. A detailed description of this plan is available in the 1999 Form 10-K.


7.   Ohio Deregulation

As discussed in the 1999 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the state of Ohio. The Electric Restructuring Bill creates a competitive electric retail service market beginning January 1, 2001. The legislation provides for a market development period that begins January 1, 2001, and ends no later than December 31, 2005. Ohio electric utilities have an opportunity to recover Public Utilities Commission of Ohio (PUCO)-approved transition costs during the market development period. The legislation also freezes retail electric rates during the market development period, at the rates in effect on October 4, 1999, except for a five percent reduction in the generation component of residential rates and other potential adjustments. Furthermore, the legislation contemplates that twenty percent of the current electric retail customers will switch suppliers no later than December 31, 2003.

The Electric Restructuring Bill required each utility supplying retail electric service in Ohio to file a comprehensive proposed transition plan with the PUCO addressing specific requirements of the legislation. CG&E filed its plan on December 28, 1999. The PUCO is required to issue a transition order no later than October 31, 2000. On March 27, 2000, the PUCO staff issued a Staff Report on CG&E's plan, identifying exceptions and offering recommendations for Commission action.

On May 8, 2000, CG&E reached a stipulated agreement with the PUCO staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio beginning January 1, 2001. The major features of this agreement include:

*    Residential customer rates will be frozen through December 31, 2005;

*    Residential  customers  will  receive  a  five-percent   reduction  in  the
     generation portion of their electric rates, effective January 1, 2001;

* CG&E has agreed to provide $4 million over the next five years in support of energy efficiency and weatherization services for low income customers;

* The creation of a Regulatory Transition Charge, or RTC, designed to recover CG&E's regulatory assets and other transition costs over a ten-year period;

* Authority for CG&E to transfer its generation assets to a separate, non-regulated corporate subsidiary to provide flexibility to manage its generation asset portfolio in a manner that enhances opportunities in a competitive marketplace;

* Authority for CG&E to defer cost and apply the proceeds of transition cost recovery to costs incurred during the transition period including implementation costs and purchased power costs that may be incurred by CG&E to continue to maintain a sufficient reserve margin necessary to provide reliable and adequate services to its customers;

* CG&E will provide standard offer default supplier service (i.e., CG&E will be the supplier of last resort, so that no customer will be without an electric supplier); and

*    CG&E has agreed to provide shopping credits to switching customers.

CG&E expects to receive an order on the proposed settlement prior to the end of the third quarter of 2000.

CG&E expects to discontinue the application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, with respect to its generating assets coincident with the regulatory approval of the settlement. To the extent the generating assets are financially impaired, CG&E will be required to recognize a loss under generally accepted accounting principles.

CAUTIONARY STATEMENTS


Cautionary Statements Regarding Forward-Looking Information

"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) discusses various matters that may make management's corporate vision of the future more clear for you. Certain of management's goals and aspirations are outlined and specific projections may be made. These goals and projections are considered forward-looking statements and are based on management's beliefs and assumptions.

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with forward-looking statements. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These include:

*    Factors affecting operations, such as:

     (1)  unusual weather conditions;

     (2)  catastrophic weather-related damage;

     (3)  unscheduled generation outages;

     (4)  unusual maintenance or repairs;

     (5) unanticipated changes in fossil fuel costs, gas supply costs, or availability constraints;

     (6)  environmental  incidents;  and

     (7)  electric transmission or gas pipeline system constraints.

* Legislative and regulatory initiatives regarding deregulation of the industry, including Ohio's comprehensive deregulation legislation and the outcome of The Cincinnati Gas & Electric Company's (CG&E) Proposed Transition Plan.

* The timing and extent of the entry of additional competition in electric or gas markets and the effects of continued industry consolidation through the pursuit of mergers, acquisitions, and strategic alliances.

* Regulatory factors such as changes in the policies or procedures that set rates, changes in our ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases.

* Financial or regulatory accounting principles or policies imposed by governing bodies.

* Political, legal, and economic conditions and developments in the United States and the foreign countries in which we have a presence. This would include inflation rates and monetary fluctuations.

* Changing market conditions and other factors related to physical energy and financial trading activities. These would include price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates, and warranty risks.

* The performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities.

*    Availability of, or cost of capital.

* Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, and work stoppages.

* Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

* Costs and effects of legal and administrative proceedings, settlements, investigations, and claims. Examples can be found in Note 4 of the "Notes to Financial Statements" in "Part 1. Financial Information" beginning on page 26.

*    Changes   in   international,   federal,   state,   or  local   legislative
     requirements, such as changes in tax laws, tax rates, and environmental laws and regulations.

Unless we otherwise have a duty to do so, the Securities and Exchange Commission's (SEC) rules do not require forward-looking statements to be revised or updated (whether as a result of changes in actual results, changes in assumptions, or other factors affecting the statements). Our forward-looking statements reflect our best beliefs as of the time they are made and may not be updated for subsequent developments.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INTRODUCTION

In MD&A, we explain liquidity, capital resources, and results of operations. Specifically, we discuss the following:

* factors affecting current and future  operations;
* why revenues and expenses changed  from  period to period;  and
* how the above  items  affect our overall financial condition.

LIQUIDITY

In the "Liquidity" section, we discuss environmental issues as they relate to our current and future cash needs. In the "Capital Resources" section beginning on page 38, we discuss how we intend to meet these capital requirements.

Environmental Issues

In the "Environmental Issues" section, we discuss ozone transport rulemakings, new source review, and manufactured gas plant sites as they relate to us and our operating companies.

Ozone Transport Rulemakings, New Source Review,
Manufactured Gas Plant Sites, and Other

See Notes 4(a), (b), (c), and (d), respectively, of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 26 through 30.

CAPITAL RESOURCES

Debt

Cinergy Corp. has current authorization from the SEC under the Public Utility Holding Company Act of 1935, as amended (PUHCA), to issue and sell short-term notes and commercial paper and long-term unsecured debt through December 31, 2002, provided the total principal amount of all these debt securities may not exceed $2 billion at any time. In addition, Cinergy Corp.'s long-term debt cannot exceed $400 million at any time. As of March 31, 2000, Cinergy Corp. has $400 million of long-term debt outstanding, and therefore, under the current authorization, it cannot issue any additional long-term debt. Cinergy Corp. has a request for additional authority pending with the SEC.

SHORT-TERM DEBT In connection with the current SEC authorization, Cinergy Corp. has established lines of credit. As of March 31, 2000, Cinergy Corp. had $468 million remaining unused and available on its established lines.

Our operating companies have regulatory authority to borrow up to a total of $853 million in short-term debt ($453 million for CG&E and its subsidiaries including $50 million for The Union Light, Heat and Power Company (ULH&P), and $400 million for PSI Energy, Inc. (PSI)). In connection with this authority, CG&E and PSI have established lines of credit, of which, $87 million and $129 million, respectively, remained unused and available at March 31, 2000.

As of March 31, 2000, our non-regulated subsidiaries have $82 million in short-term debt and established lines of credit of which $.6 million was unused and available. Our non-regulated subsidiaries have the availability of funds from Cinergy Corp. if the need arises.

A portion of each company's committed lines is used to provide credit support for commercial paper (discussed below) and other uncommitted lines. When committed lines are reserved for commercial paper or other uncommitted lines, they are not available for additional borrowings.

COMMERCIAL PAPER The commercial paper (debt instruments exchanged between companies) program is limited to a maximum outstanding principal amount of $400 million for Cinergy Corp. As of March 31, 2000, Cinergy Corp. had issued $156 million in commercial paper.

CG&E and PSI also have the capacity to issue commercial paper, which must be supported by available committed lines of the respective company. The maximum outstanding principal amount for CG&E is $200 million and for PSI is $100 million. At March 31, 2000, neither CG&E nor PSI had issued any commercial paper.

Variable Rate Pollution Control Notes CG&E and PSI have issued variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes). Because the holders of these notes have the right to redeem their notes on any business day, they are reflected in Notes payable and other short-term obligations in the Consolidated Balance Sheets for Cinergy (Cinergy Corp. and all of its regulated and non-regulated subsidiaries) on page 6, for CG&E on page 12, and for PSI on page 17. At March 31, 2000, CG&E and PSI had $184 million and $83 million, respectively, outstanding in pollution control notes.

Money Pool Our operating companies and their subsidiaries participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, our operating companies and their subsidiaries with surplus short-term funds provide short-term loans to each other. This surplus cash may be from internal or external sources. The amounts outstanding under this money pool arrangement are shown as Notes receivable from affiliated companies or Notes payable to affiliated companies on the Consolidated Balance Sheets for CG&E on pages 11 through 12, PSI on pages 16 through 17, and the Balance Sheets for ULH&P on pages 21 through 22.

Long-Term Debt Under the PUHCA authorization mentioned previously, we are able to issue and sell long-term debt at the parent holding company level. Cinergy Corp.'s long-term debt cannot exceed $400 million at any time. As of March 31, 2000, Cinergy Corp. has $400 million of long-term debt outstanding, and therefore, under the current authorization, it cannot issue any additional long-term debt. Cinergy Corp. has a request for additional authority pending with the SEC.

Currently, our operating companies have the following types of outstanding long-term debt: First Mortgage Bonds and other Secured Notes, and Senior and Junior Unsecured Debt. Under our existing authority, the remaining unissued debt, as of April 30, 2000, is reflected in the following table:


              Authorizing Agency             CG&E           PSI           ULH&P

                                                     (in millions)


Applicable State Utility Commission          $200          $400            $30
(Secured or Unsecured Debt)




We may, at any time, request additional long-term debt authorization to increase our authority. This request is subject to regulatory approval, which may or may not be granted.

As of March 31, 2000, through shelf registrations filed with the SEC under the Securities Act of 1933, we could issue the following amounts of debt securities:



                                                   CG&E        PSI        ULH&P

                                                           (in millions)

First Mortgage Bonds and Other Secured Notes       $300         $265       $20
Senior or Junior Unsecured Debt                      50          400        30



For information  regarding recent redemptions of long-term debt securities,  see
Note 3 of the "Notes to Financial Statements" in "Part I. Financial Information" on page 26.

Guarantees

We are subject to a SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees (promises to pay by one party in the event of default by another party) at any one time to $1 billion. As of March 31, 2000, we had $576 million outstanding under the guarantees issued. Cinergy Corp. has a request for additional authority to issue guarantees pending with the SEC.

2000 RESULTS OF OPERATIONS

SUMMARY OF RESULTS

Electric and gas margins and net income for Cinergy, CG&E, and PSI for the quarters ended March 31, 2000, and 1999, were as follows:

                          Cinergy (1)           CG&E                PSI
                        2000      1999      2000     1999      2000     1999
                                           (in thousands)

Electric gross margin $565,919  $535,363 $297,666  $282,715  $262,323  $247,538
Gas gross margin        92,583    86,906   88,846    84,919         -         -
Net income             138,439   127,245   95,964    80,237    50,213    39,841

  (1)  The results of Cinergy also include amounts related to non-registrants.


Our diluted earnings per share for the first quarter of 2000 increased to $.87 per share from $.80 per share for the same period of 1999.

Earnings of our regulated operations, including the supply business, increased $.21 per share in the first quarter of 2000, when compared to 1999. Partially offsetting this increase was a decrease of $.15 per share in the contribution to earnings of our non-regulated investment activities. This decrease primarily reflects the loss of earnings from the July 1999 sale of our 50% ownership interest in Avon Energy Partners Holdings (Avon Energy), the parent company of Midlands Electricity plc, to GPU, Inc. (GPU).

The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI, which begin on page 4. However, only the line items that varied significantly from prior periods are discussed.

ELECTRIC OPERATING REVENUES




                Cinergy (1)              CG&E                    PSI
            2000  1999  % Change  2000  1999  % Change    2000  1999 % Change
                                  (in millions)

Retail      $650   $676    (4)    $351  $358     (2)      $298  $318    (6)
Wholesale    384    266    44      182   121     50        227   157    45
Other         33     27    22        5     3     67          9     7    29
          ------   ----           ----  ----              ----  ----
  Total   $1,067   $969    10     $538  $482     12       $534  $482    11


   (1)   The results of Cinergy also include amounts related to non-registrants.



Electric operating revenues for Cinergy, CG&E, and PSI increased for the quarter ended March 31, 2000, as compared to 1999, mainly due to an increase in volumes on non-firm wholesale transactions related to energy marketing and trading activity. Non-firm power is power without a guaranteed commitment for physical delivery. Partially offsetting this increase was a decrease in the average price per kilowatt-hour (kWh) realized for wholesale power transactions and lower firm wholesale kWh sales.

Despite an increase in customers, retail revenues declined during the first quarter of 2000, as compared to last year. Retail revenues for Cinergy and CG&E decreased as a result of an overall decrease in volumes and a lower average realization per kWh. This decrease in volumes was mainly due to the warmer than normal weather experienced during the first quarter of 2000. PSI's retail revenues decreased mainly as a result of a lower average realization per kWh.

GAS OPERATING REVENUES


                          Cinergy (1)                        CG&E
                 2000      1999     % Change       2000      1999     % Change
                                      (in millions)

Non-regulated    $321      $257         25         $  -      $  -          -
Retail            154       142          8          154       142          8
Transportation     22        20         10           22        20         10
Other               2         2          -            2         2          -
                 ----     -----                    ----      ----
   Total         $499      $421         19         $178      $164          9


  (1)  The results of Cinergy also include amounts related to non-registrants.



Gas operating revenues for Cinergy increased in the first quarter of 2000, when compared to the same period last year. This increase is primarily the result of a higher price received per thousand cubic feet (mcf) sold by Cinergy Marketing and Trading, LLC.

CG&E's retail revenues increased primarily due to a higher price received per mcf sold. This increase was partially offset by a decline in mcf sales due to a reduction in residential customers and a warmer than normal winter. Transportation revenues increased due to the continued progression of full-service customers (customers who purchase gas and utilize the transportation services of CG&E) purchasing gas directly from suppliers and using transportation services provided by CG&E.

OTHER REVENUES

Other operating revenues for Cinergy increased $5 million (42%) in the first quarter of 2000, when compared to the same period in 1999, primarily due to revenues from the marketing of energy-related services.

OPERATING EXPENSES


                       CINERGY (1)           CG&E                 PSI

                    2000 1999  % Change  2000 1999 % Change  2000 1999  % Change
                                        (in millions)

Fuel             $  186 $  198    (6)   $ 82 $ 86     (5)    $ 99 $107      (7)
Purchased and
  exchanged power   315    235    34     158  113     40      172  128      34
Gas purchased       406    334    22      90   79     14        -    -       -
Operation           194    195    (1)     80   84     (5)      85   88      (3)
Maintenance          51     50     2      25   24      4       26   25       4
Depreciation and
  amortization       90     86     5      51   51      -       35   34       3
Taxes other than
  income taxes       66     70    (6)     50   54     (7)      15   14       7
                 ------ ------          ---- ----            ---- ----
  Total          $1,308 $1,168    12    $536 $491      9     $432 $396       9


(1)   The results of Cinergy also include amounts related to non-registrants.


Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the quarter ended March 31, 1999, to the quarter ended March 31, 2000:




                                       Cinergy (1)   CG&E      PSI
                                                (in millions)

Fuel expense - March 31, 1999            $198        $86      $107

Increase (decrease) due to changes in:

Price of fuel                              (2)       (2)         -
Deferred fuel cost                        (21)       (3)       (18)
KWh generation                             11         1         10
                                         ----      ----       ----
Fuel expense - March 31, 2000            $186       $82        $99



   (1) The results of Cinergy also include amounts related to non-registrants.




Purchased and exchanged power

Purchased and exchanged power represents the electricity that is bought to be sold through our energy marketing and trading activities. This expense increased for Cinergy, CG&E, and PSI for the first quarter of 2000 compared to last year. This increase was primarily due to an increase in purchases of non-firm wholesale power as a result of an increase in sales volume in the energy marketing and trading operations.

Gas purchased

Gas purchased expense increased for Cinergy and CG&E for the first quarter of 2000, when compared to the same period last year, primarily due to an increase in the average cost per mcf of gas purchased.

Depreciation and amortization

Cinergy's and PSI'S Depreciation and amortization costs increased for the quarter ended March 31, 2000, as compared to the same period last year, primarily due to additions to depreciable plant.

EQUITY IN  EARNINGS  OF UNCONSOLIDATED SUBSIDIARIES

Cinergy's Equity in earnings of unconsolidated subsidiaries decreased $43 million (96%) for the first quarter of 2000, when compared to the same period last year. This decrease is primarily due to the loss in earnings resulting from the sale of our 50% ownership interest in Avon Energy to GPU on July 15, 1999.

INTEREST

Cinergy's Interest expense decreased $9 million (15%) for the first quarter of 2000, when compared to the same period last year. This decrease is primarily due to a reduction in short-term borrowings as a result of the sale of Avon Energy. This decrease was slightly offset by an increase in average short-term interest rates.

ULH&P

The format of the following Results of Operations discussion has been changed from the format of prior reports. Unlike prior reports, the Results of Operations discussion for ULH&P is presented only for the quarter ended March 31, 2000, in accordance with General Instruction H(2)(a).

Electric and gas margins and net income for ULH&P for the quarters ended March 31, 2000, and 1999, were as follows:

                                                ULH&P
                                          2000          1999
                                            (in thousands)

   Electric gross margin                $14,077       $12,411
   Gas gross margin                      15,493        15,678
   Net income                             8,146         6,543





Retail Electric operating revenues for the quarter ended March 31, 2000, compared to last year, decreased mainly due to a lower average realization per kWh. This decrease was offset by an increase in electric property rental income related to an intercompany transaction beginning in April 1999. Electricity purchased from parent company for resale also decreased due to a lower average realization per kWh.

The increase in Gas operating revenues for the quarter ended March 31, 2000, compared to last year, was mainly due to a higher price received per mcf sold and an increase in the number of residential and commercial customers. Gas purchased expense increased due to an increase in the average cost per mcf of gas purchased.

The decrease in Operation and maintenance costs for the quarter ended
March 31, 2000, as compared to the same period last year, was primarily due to a decrease in administrative and general expenses.

FUTURE EXPECTATIONS/TRENDS

In the "Future Expectations/Trends" section, we discuss electric industry developments, market risk sensitive instruments and positions, impact of acquisitions, accounting changes, and the corporate center restructuring. Each of these discussions will address the current status and potential future impact on our results of operations and financial condition.

ELECTRIC INDUSTRY

Wholesale Market Developments

Supply-side Actions As discussed in the 1999 Form 10-K, on September 30, 1999, one of our non-regulated subsidiaries formed a partnership (each party having a 50% ownership) with Duke Energy North America LLC, in an effort to increase the available generating capacity for use during peak demand periods. This partnership is to jointly construct and own three wholesale generating facilities. On March 9, 2000, the Indiana Utility Regulatory Commission (IURC) issued an order (Cause No. 41569), requiring us to immediately cease all construction activities at the site located near Cadiz, (Henry County) Indiana (a planned 132 megawatts (MW) capacity peaking plant). In making this decision the IURC found that it needs additional information related to the project before issuing a final decision. The IURC has requested the Henry County Planning Commission and/or the Henry County Commissioners to supply additional information by June 1, 2000. At this time, Cinergy cannot currently predict the outcome of any potential decision. Construction of the remaining facilities (with total capacity of approximately 1,268 MW) continues with the anticipation of being fully operational by the summer of 2000. We are supplementing this additional capability with block power purchases for the summer of 2000 peak period.

Retail Market Developments

Ohio As discussed in the 1999 Form 10-K, during 1999, Ohio Governor Robert Taft signed into law a bill creating a competitive electric retail service market beginning January 1, 2001. As required by the bill, CG&E filed its transition plan on December 28, 1999.

On May 8, 2000, CG&E reached a stipulated agreement with the PUCO staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio beginning January 1, 2001. The major features of this agreement include:

*    Residential customer rates will be frozen through December 31, 2005;

*    Residential  customers  will  receive  a  five-percent   reduction  in  the
     generation portion of their electric rates, effective January 1, 2001;

* CG&E has agreed to provide $4 million over the next five years in support of energy efficiency and weatherization services for low income customers;

* The creation of a Regulatory Transition Charge, or RTC, designed to recover CG&E's regulatory assets and other transition costs over a ten-year period;

* Authority for CG&E to transfer its generation assets to a separate, non-regulated corporate subsidiary to provide flexibility to manage its generation asset portfolio in a manner that enhances opportunities in a competitive marketplace;

* Authority for CG&E to apply the proceeds of transition cost recovery to costs incurred during the transition period including implementation costs and purchased power costs that may be incurred by CG&E to continue to maintain a sufficient reserve margin necessary to provide reliable and adequate services to its customers; and

* CG&E will provide standard offer default supplier service (i.e., CG&E will be the supplier of last resort, so that no customer will be without an electric supplier); and

*    CG&E has agreed to provide shopping credits to switching customers.

CG&E expects the settlement to be approved prior to the end of the third quarter of 2000.

For additional information, see Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information" on page 33.

Midwest ISO

As part of the effort to create a competitive wholesale power marketplace, the Federal Energy Regulatory Commission (FERC) approved the formation of the Midwest Independent Transmission Systems Operator, Inc. (Midwest ISO) during 1998. The Midwest ISO will oversee the combined transmission systems of its members. The organization is expected to begin operations in late 2001. This effort will help to facilitate a reliable and efficient market for electric power and create open transmission access consistent with FERC policies. The Midwest ISO currently includes 13 members with over 52,000 miles of transmission lines in 11 states and an aggregate investment of approximately $8 billion. Discussions are currently underway to merge the Midwest ISO and the Mid-Continent Area Power Pool (MAPP). The MAPP Board of Directors and the MAPP Members have approved the consolidation of assets between the two organizations. The final requirement for the merger is two-thirds of the MAPP load voting for the Midwest ISO becoming the operator of their transmission systems.

Significant Rate Developments

Purchased Power Tracker On May 28, 1999, PSI filed a petition with the IURC seeking approval of a purchased power tracking mechanism (tracker). This request is designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause. The tracker is intended to apply to a limited number of purchases made for the purpose of ensuring adequate power reserves to meet peak retail native load requirements, which in recent years have coincided with periods of extreme price volatility. As proposed by PSI, the tracker would only apply to capacity purchases which are presented to the IURC for review and approval as to reasonableness under the circumstances.


A hearing on this request was completed on December 9, 1999. An order is expected during the second quarter of 2000.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Energy Commodities Sensitivity

We market and trade electricity, natural gas, and other energy-related products. We use over-the-counter forward and option contracts for the purchase and sale of electricity and also trade exchange-traded futures contracts. See Notes 1(b) and 1(c) of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 24 through 25, for our accounting policies for certain derivative instruments. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" pages 61 through 64, of our 1999 Form 10-K. Our market risks have not changed materially from the market risks reported in the 1999 Form 10-K.

Exchange Rate Sensitivity

From time to time, we may utilize foreign exchange forward contracts and currency swaps to hedge certain of our net investments in foreign operations. See Notes 1(b) and 1(c) of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 24 through 25, for our accounting policies for certain derivative instruments.

Interest Rate Sensitivity

Our net exposure to changes in interest rates primarily consist of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the exposure to fluctuations in interest rates and to lower funding costs, we evaluate the use of, and have entered into, interest rate swaps. See Notes 1(b) and 1(c) of the "Notes to Financial Statements" in "Part
I. Financial Information" on pages 24 through 25, for our accounting policies for certain derivative instruments. Our market risks have not changed materially from the market risks reported in the 1999 Form 10-K.

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

This standard, as subsequently amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.133 (Statement
137), is effective for fiscal years beginning after June 15, 2000. The purpose of Statement 137 was to delay the effective date of Statement 133 by one year. We expect to reflect the adoption of this standard in financial statements issued beginning in the first quarter of 2001. In recognition of the complexity of this new standard, the Derivatives Implementation Group has been formed by the FASB. In preparation for our implementation of this new standard, we have formed a cross-functional project team. The project team is identifying and analyzing all contracts which could be subject to the new standard, developing required documentation, defining relevant processes and information systems needs, and promoting internal awareness of the requirements and potential effects of the new standard. While we continue to analyze and follow the development of implementation guidelines, at this time we are unable to predict whether the implementation of this accounting standard will be material to our results of operations and financial position. However, the adoption of Statement 133 could increase volatility in earnings and other comprehensive income.

CORPORATE CENTER RESTRUCTURING

On March 10, 2000, we announced a plan to reorganize our corporate center that will eliminate approximately 240 jobs. A limited early retirement program (LERP) and unfilled vacancies are expected to reduce the number of employees displaced to approximately 45. These employees will be able to seek other job opportunities within Cinergy or voluntarily elect to accept a severance plan. Overall, this reorganization is expected to achieve approximately $25 million in annual savings for Cinergy.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Reference  is made to the "Market  Risk  Sensitive  Instruments  and  Positions"
section in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" on page 48, and Notes 1(b) and 1(c) of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 24 through 25.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS


NEW SOURCE REVIEW, MANUFACTURED GAS PLANT SITES, AND OTHER

See Notes 4(b), (c), and (d), respectively, of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 28 through 30.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Cinergy Corp. was held April 27, 2000, in Cincinnati, Ohio.

At the meeting, one Class I director was elected to the board of Cinergy Corp. to serve for a one-year term ending in 2001, and four Class III directors were elected to the board of Cinergy Corp. to serve three-year terms ending in 2003, as set forth below:


           Class I                 Votes For          Votes Withheld

     Michael G. Browning          125,416,635            2,912,311


        Class III                  Votes For          Votes Withheld

     Phillip R. Cox               125,499,093            2,829,853
     James E. Rogers              124,687,045            3,641,901
     John J. Schiff, Jr.          124,907,634            3,421,312
     Oliver W. Waddell            125,368,524            2,960,422



In lieu of the annual meeting of shareholders of The Cincinnati Gas & Electric Company (CG&E), a resolution was duly adopted via unanimous written consent of Cinergy Corp., CG&E's sole shareholder, effective April 26, 2000, electing the following members of the Board of Directors for one-year terms expiring in 2001:

*    Jackson H. Randolph
*    James E. Rogers
*    James L. Turner

The annual meeting of shareholders of PSI Energy, Inc. was held April 27, 2000, in Cincinnati, Ohio.

Proxies were not solicited for the annual meeting, at which the Board of Directors was re-elected in its entirety (see below).

By unanimous vote, the following members of the Board of Directors were re-elected at the annual meeting for one-year terms expiring in 2001:

*        James K. Baker
*        Michael G. Browning
*        John A. Hillenbrand II
*        Jackson H. Randolph
*        James E. Rogers

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




     Exhibit
   Designation         Registrant                   Nature of Exhibit

Articles of Incorporation/By-Laws

       3a           Cinergy       By-Laws of Cinergy as amended April 27, 2000.
Financial Data Schedule
       27           Cinergy       Financial Data Schedules (included in
                    CG&E          electronic submission only)
                    PSI
                    ULH&P

(b) The following reports on Form 8-K were filed during the quarter or prior to the filing of the Form 10-Q for the quarter ended March 31, 2000.


 Date of Report       Registrant          Item Filed


 May 10, 2000           Cinergy        Item 5. Other Events
                        CG&E           Item 7. Financial Statements and Exhibits

                                   SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy Inc., and The Union Light, Heat and Power Company believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy, CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

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

                                                   CINERGY CORP.
                                         THE CINCINNATI GAS & ELECTRIC COMPANY
                                                  PSI ENERGY, INC.
                                        THE UNION LIGHT, HEAT AND POWER COMPANY

                                                    Registrants

DATE:  MAY 12, 2000                   /S/        BERNARD F. ROBERTS

                                                 Bernard F. Roberts
                                              Duly Authorized Officer
                                                       and
                                             Chief Accounting Officer