Form 10-Q/A
period 2000-03-31
CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC; UNION LIGHT HEAT & POWER CO
filed 2000-05-15
CIK 899652, 20290, 81020, 100858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

 AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

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