Form 10-Q/A
period 2000-03-31
CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC; UNION LIGHT HEAT & POWER CO
filed 2000-07-26
CIK 899652, 20290, 81020, 100858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

 AMENDMENT NO. 2 TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 ON FORM 10-Q
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

                                                   CINERGY CORP.
                                         THE CINCINNATI GAS & ELECTRIC COMPANY
                                                  PSI ENERGY, INC.
                                        THE UNION LIGHT, HEAT AND POWER COMPANY

                                                    Registrants

DATE:  July 26, 2000                   /S/        BERNARD F. ROBERTS

                                                 Bernard F. Roberts
                                              Duly Authorized Officer
                                                       and
                                             Chief Accounting Officer