Form 10-Q
period 2000-06-30
CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC; UNION LIGHT HEAT & POWER CO
filed 2000-08-14
CIK 899652, 20290, 81020, 100858

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ______ ------------


 Commission          Registrant, State of Incorporation,        I.R.S. Employer
 File Number            Address and Telephone Number          Identification No.
 -----------    --------------------------------------------  ------------------

   1-11377                    CINERGY CORP.                       31-1385023
                        (A Delaware Corporation)
                         139 East Fourth Street
                         Cincinnati, Ohio 45202
                             (513) 287-2644

   1-1232          THE CINCINNATI GAS & ELECTRIC COMPANY          31-0240030
                            (An Ohio Corporation)
                           139 East Fourth Street
                           Cincinnati, Ohio 45202
                               (513) 287-2644

   1-3543                     PSI ENERGY, INC.                    35-0594457
                          (An Indiana Corporation)
                           1000 East Main Street
                         Plainfield, Indiana 46168
                              (513) 287-2644

   2-7793        THE UNION LIGHT, HEAT AND POWER COMPANY          31-0473080
                         (A Kentucky Corporation)
                          139 East Fourth Street
                          Cincinnati, Ohio 45202
                             (513) 287-2644

                --------------------------------------------


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---


                --------------------------------------------

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

               ---------------------------------------------

As of July 31, 2000, shares of Common Stock outstanding for each registrant were as listed:

Registrant                                     Description              Shares

---------------------------------------  ---------------------------  ----------

Cinergy Corp.                             Par value $.01 per share    58,923,399

The Cincinnati Gas & Electric Company     Par value $8.50 per share   89,663,086

PSI Energy, Inc.                          Without par value, stated
                                          value $.01 per share        53,913,701

The Union Light, Heat and Power Company   Par value $15.00 per share     585,333


               ---------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
 Item                                                                      Page
Number                                                                    Number
------                                                                   -------
                          PART I FINANCIAL INFORMATION

  1     Financial Statements ................................................  4
         Cinergy Corp........................................................  4
           Consolidated Statements of Income.................................  5
           Consolidated Balance Sheets.......................................  6
           Consolidated Statements of Changes in Common Stock Equity.........  8
           Consolidated Statements of Cash Flows............................. 10

         The Cincinnati Gas & Electric Company .............................. 11
           Consolidated Statements of Income and Comprehensive Income........ 12
           Consolidated Balance Sheets ...................................... 13
           Consolidated Statements of Cash Flows............................. 15

         PSI Energy, Inc..................................................... 16
           Consolidated Statements of Income and Comprehensive Income........ 17
           Consolidated Balance Sheets ...................................... 18
           Consolidated Statements of Cash Flows ............................ 20

         The Union Light, Heat and Power Company ............................ 21
           Statements of Income and Comprehensive Income..................... 22
           Balance Sheets.................................................... 23
           Statements of Cash Flows.......................................... 25

        Notes to Financial Statements........................................ 26

        Cautionary Statements Regarding Forward-Looking Information.......... 40

  2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................ 42
         Introduction........................................................ 42
         Liquidity........................................................... 42
         Capital Resources................................................... 43
         2000 Quarterly Results of Operations - Historical................... 46
         2000 Year to Date Results of Operations - Historical................ 50
         2000 Results of Operations - Future................................. 55

  3     Quantitative and Qualitative Disclosures About Market Risk .......... 60

                            PART II OTHER INFORMATION

  1     Legal Proceedings.................................................... 61

  6     Exhibits and Reports on Form 8-K..................................... 62

        Signatures .......................................................... 63

                                  CINERGY CORP.
                            AND SUBSIDIARY COMPANIES



                                                      CINERGY CORP.
                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                   Quarter Ended                        Year To Date
                                                                       June 30                            June 30
                                                               2000              1999              2000            1999
--------------------------------------------------------- --------------- -- --------------- --------------- -- ------------
                                                                   (dollars in thousands, except per share amounts)
                                                                                      (unaudited)

Operating Revenues

   Electric                                                 $1,250,353        $  942,093       $  2,317,050      $1,910,625
   Gas                                                         491,627           328,667            990,355         749,975
   Other                                                        27,534             4,639             45,186          17,078
                                                          --------------- -- --------------- --------------- -- -------------
Total Operating Revenues                                     1,769,514         1,275,399          3,352,591       2,677,678

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------

Operating Expenses

   Fuel and purchased and exchanged power                      700,552           451,066          1,201,330         884,235
   Gas purchased                                               449,806           293,513            855,951         627,915
   Operation and maintenance                                   290,080           236,432            535,503         480,980
   Depreciation and amortization                                93,311            88,201            183,446         174,678
   Taxes other than income taxes                                68,458            69,077            134,589         138,611
                                                          --------------- -- --------------- --------------- -- -------------
Total Operating Expenses                                     1,602,207         1,138,289          2,910,819       2,306,419

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------

Operating Income                                               167,307           137,110            441,772         371,259

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------

Equity in Earnings of Unconsolidated

   Subsidiaries                                                  4,333            13,022              6,175          57,704
Miscellaneous - Net                                              2,617               192                114         (11,694)
Interest                                                        53,113            60,781            104,543         121,553

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------

Income Before Taxes                                            121,144            89,543            343,518         295,716

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------

Income Taxes                                                    44,754            29,120            127,326         106,684
Preferred Dividend Requirements

   of Subsidiaries                                               1,275             1,365              2,638           2,729
                                                          =============== == =============== =============== == =============
Net Income                                                 $    75,115       $    59,058       $    213,554      $  186,303

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------


Average Common Shares Outstanding                              158,923           158,877            158,923         158,812

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------

Earnings Per Common Share

   Net Income                                              $       0.47      $        0.37     $         1.34   $        1.17

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------

Earnings Per Common Share-Assuming Dilution

   Net income                                              $       0.47      $        0.37     $         1.34   $        1.17

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------

Dividends Declared Per Common Share                        $       0.45      $        0.45     $         0.90   $        0.90

--------------------------------------------------------- --------------- -- --------------- --------------- -- -------------


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                                       CINERGY CORP.
                                                CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                 June 30                 December 31
                                                                                   2000                      1999
                                                                               (unaudited)

------------------------------------------------------------------------ ------------------------- -------------------------
                                                                                       (dollars in thousands)

Current Assets

   Cash and cash equivalents                                                $     102,274            $       81,919
   Restricted deposits                                                             15,961                       628
   Notes receivable                                                                 5,062                       481
   Accounts receivable less accumulated provision for
      doubtful accounts of $25,906 at June 30, 2000,
      and $26,811 at December 31, 1999                                            897,562                   706,068
   Materials, supplies, and fuel - at average cost                                178,520                   205,749
   Prepayments and other                                                          184,450                    77,701
   Energy risk management current assets                                          589,163                   131,145
                                                                         ------------------------- -------------------------
                Total Current Assets                                            1,972,992                 1,203,691

------------------------------------------------------------------------ ------------------------- -------------------------

Utility Plant - Original Cost

   In service

     Electric                                                                   9,543,587                 9,414,744
     Gas                                                                          842,541                   824,427
     Common                                                                       190,388                   189,124
                                                                         ------------------------- -------------------------
        Total                                                                  10,576,516                10,428,295
   Accumulated depreciation                                                     4,413,587                 4,259,877
                                                                         ------------------------- -------------------------
        Total                                                                   6,162,929                 6,168,418
   Construction work in progress                                                  317,293                   249,054
                                                                         ------------------------- -------------------------
                Total Utility Plant                                             6,480,222                 6,417,472

------------------------------------------------------------------------ ------------------------- -------------------------

Other Assets

   Regulatory assets                                                            1,005,820                 1,055,012
   Investments in unconsolidated subsidiaries                                     473,292                   358,853
   Energy risk management non-current assets                                       85,782                    26,624
   Other                                                                          653,055                   555,296
                                                                         ------------------------- -------------------------
                Total Other Assets                                              2,217,949                 1,995,785

------------------------------------------------------------------------ ------------------------- -------------------------

Total Assets                                                                 $ 10,671,163              $  9,616,948
                                                                         ========================= =========================

------------------------------------------------------------------------ ------------------------- -------------------------


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                                        CINERGY CORP.
                                                 CONSOLIDATED BALANCE SHEETS



LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   June 30                 December 31
                                                                                    2000                       1999
                                                                                 (unaudited)

------------------------------------------------------------------------- -------------------------- -------------------------
                                                                                        (dollars in thousands)

Current Liabilities

   Accounts payable                                                             $   872,912                $   734,937
   Accrued taxes                                                                    224,462                    219,266
   Accrued interest                                                                  51,688                     49,354
   Long-term debt due within one year                                                32,475                     31,000
   Notes payable and other short-term obligations                                   746,778                    550,194
   Energy risk management current liabilities                                       572,937                    126,682
   Other                                                                            142,689                     76,774
                                                                          -------------------------- -------------------------
               Total Current Liabilities                                          2,643,941                  1,788,207

------------------------------------------------------------------------- -------------------------- -------------------------

Non-Current Liabilities

   Long-term debt                                                                 3,058,406                  2,989,242
   Deferred income taxes                                                          1,171,137                  1,174,818
   Unamortized investment tax credits                                               142,821                    147,550
   Accrued pension and other postretirement
     benefit costs                                                                  385,898                    355,917
   Energy risk management non-current liabilities                                   153,930                    132,041
   Other                                                                            289,128                    282,855
                                                                          -------------------------- -------------------------
               Total Non-Current Liabilities                                      5,201,320                  5,082,423

------------------------------------------------------------------------- -------------------------- -------------------------

Total Liabilities                                                                 7,845,261                  6,870,630

------------------------------------------------------------------------- -------------------------- -------------------------

Cumulative Preferred Stock of Subsidiaries

   Not subject to mandatory redemption                                               81,354                     92,597

------------------------------------------------------------------------- -------------------------- -------------------------

Common Stock Equity
   Common Stock - $0.01 par value;
     authorized shares  -  600,000,000;  outstanding shares -
     158,923,399 at June 30, 2000 and December 31, 1999                               1,589                      1,589
   Paid-in capital                                                                1,612,572                  1,597,554
   Retained earnings                                                              1,135,703                  1,064,319
   Accumulated other comprehensive income (loss)                                     (5,316)                    (9,741)
                                                                          -------------------------- -------------------------
               Total Common Stock Equity                                          2,744,548                  2,653,721

------------------------------------------------------------------------- -------------------------- -------------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholders' Equity                                      $10,671,163                 $9,616,948
                                                                          ========================== =========================


------------------------------------------------------------------------- -------------------------- -------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                                            CINERGY CORP.
                                      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                                                                                        Accumulated
                                                                                                           Other           Total
                                                                Common    Paid-in       Retained       Comprehensive    Common Stock
                                                                Stock     Capital       Earnings       Income/(Loss)       Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        (dollars in thousands)
                                                                                                (unaudited)

Quarter Ended June 30, 2000

Balance at April 1, 2000                                         $1,589     $1,604,096    $1,131,695   $  (10,512)      $2,726,868
Comprehensive income:
   Net income                                                                                 75,115                        75,115
  Other comprehensive income, net of tax effect of $(507)
     Foreign currency translation adjustment                                                                6,014            6,014
     Unrealized gains (losses) on grantor and rabbi trusts                                                   (818)            (818)
   Total comprehensive income                                                                                               80,311
Treasury shares reissued                                                         5,546                                       5,546
Dividends on common stock (see page 5 for per share amounts)                                 (71,114)                      (71,114)
Other                                                                            2,930             7                         2,937


Ending balance at June 30, 2000                                  $1,589     $1,612,572    $1,135,703   $   (5,316)      $2,744,548
                                                              ======================================================================

------------------------------------------------------------------------------------------------------------------------------------

Quarter Ended June 30, 1999

Balance at April 1, 1999                                         $1,588     $1,598,884    $1,001,034   $   (9,273)      $2,592,233
Comprehensive income:
  Net income                                                                                  59,058                        59,058
  Other comprehensive income (loss), net of tax effect of $1,330
     Foreign currency translation adjustment                                                               (1,581)          (1,581)
     Unrealized gain on grantor trust                                                                         495              495
                                                                                                                        ------------
   Total comprehensive income                                                                                               57,972
Issuance of 106,267 shares of common stock-net                        1          2,299                                       2,300
Treasury shares reissued                                                         1,425                                       1,425
Dividends on common stock (see page 5 for per share amounts)                                 (71,492)                      (71,492)
Other                                                                                             (2)                           (2)
                                                              ----------------------------------------------------------------------

Ending balance at June 30, 1999                                  $1,589     $1,602,608   $   988,598   $  (10,359)      $ 2,582,436
                                                              ======================================================================

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                                            CINERGY CORP.
                                      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                                             (Continued)
                                                                                                         Accumulated
                                                                                                            Other          Total
                                                                   Common    Paid-in       Retained     Comprehensive   Common Stock
                                                                   Stock     Capital       Earnings     Income/(Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (dollars in thousands)
                                                                                                 (unaudited)


Six Months Ended June 30, 2000


Balance at January 1, 2000                                         $1,589    $1,597,554    $1,064,319   $  (9,741)       $2,653,721
Comprehensive income:
   Net income                                                                                 213,554                       213,554
  Other comprehensive income, net of tax effect of $27
     Foreign currency translation adjustment                                                                4,286             4,286
     Unrealized gains on grantor and rabbi trusts                                                             139               139
                                                                                                                        ------------
   Total comprehensive income                                                                                               217,979
Treasury shares reissued                                                         12,088                                      12,088
Dividends on common stock (see page 5 for per share amounts)                                 (142,191)                     (142,191)
Other                                                                             2,930            21                         2,951
                                                                 -------------------------------------------------------------------
Ending balance at June 30, 2000                                    $1,589    $1,612,572    $1,135,703   $  (5,316)       $2,744,548
-----------------------------------------------------------------===================================================================

------------------------------------------------------------------------------------------------------------------------------------


Six Months Ended June 30, 1999

Balance at January 1, 1999                                         $1,587    $1,595,237    $  945,214   $    (807)       $2,541,231
Comprehensive income:
  Net income                                                                                  186,303                       186,303
  Other comprehensive income (loss), net of tax effect of $3,092
     Foreign currency translation adjustment                                                              (10,032)          (10,032)
     Unrealized gain on grantor trust                                                                         480               480
                                                                                                                         -----------
   Total comprehensive income                                                                                               176,751
Issuance of 221,635 shares of common stock-net                          2         4,277                                       4,279
Treasury shares purchased                                                          (233)                                       (233)
Treasury shares reissued                                                          3,327                                       3,327
Dividends on common stock (see page 5 for per share amounts)                                 (142,914)                     (142,914)
Other                                                                                              (5)                           (5)
                                                                 -------------------------------------------------------------------

Ending balance at June 30, 1999                                    $1,589    $1,602,608    $  988,598   $ (10,359)       $2,582,436
                                                                 ===================================================================

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                                     CINERGY CORP.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            Year to Date
                                                                                               June 30

                                                                                     2000                    1999
----------------------------------------------------------------------------- --------------------- -- -------------------
                                                                                       (dollars in thousands)

                                                                                             (unaudited)

Operating Activities

   Net income                                                                         $213,554              $186,303
   Items providing or (using) cash currently:
     Depreciation and amortization                                                     183,446               174,678
     Deferred income taxes and investment tax credits-net                                9,625                20,900
     Unrealized (gain) loss from energy risk management activities                     (49,032)              (20,000)
     Equity in earnings of unconsolidated subsidiaries                                  (6,175)              (45,687)
     Allowance for equity funds used during construction                                (3,100)               (1,279)
     Regulatory assets-net                                                              18,511                14,925
     Changes in current assets and current liabilities:
         Restricted deposits                                                           (15,333)                2,247
         Accounts and notes receivable, net of reserves on receivables sold           (197,566)              179,251
         Materials, supplies, and fuel                                                  27,229                 5,324
         Accounts payable                                                              137,975              (152,402)
         Accrued taxes and interest                                                      7,530               (25,136)
     Other items-net                                                                   (99,238)              (25,319)
                                                                              --------------------- -- -------------------

               Net cash provided by operating activities                               227,426               313,805
----------------------------------------------------------------------------- --------------------- -- -------------------

Financing Activities

   Change in short-term debt                                                           196,584               (66,516)
   Issuance of long-term debt                                                          123,189               522,097
   Redemption of long-term debt                                                        (55,720)             (455,657)
   Retirement of preferred stock of subsidiaries                                       (10,951)                  (29)
   Issuance of common stock                                                                  -                 4,279
   Dividends on common stock                                                          (142,191)             (142,914)
                                                                              --------------------- -- -------------------

               Net cash provided by (used in) financing activities                     110,911              (138,740)
----------------------------------------------------------------------------- --------------------- -- -------------------

Investing Activities

   Construction expenditures (less allowance for equity funds used during
     construction)                                                                    (215,519)             (174,705)
   Investments in unconsolidated subsidiaries                                         (102,463)              (23,455)
                                                                              --------------------- -- -------------------

               Net cash used in investing activities                                  (317,982)             (198,160)
----------------------------------------------------------------------------- --------------------- -- -------------------

Net increase (decrease) in cash and cash equivalents                                    20,355               (23,095)

Cash and cash equivalents at beginning of period                                        81,919               100,154
                                                                              --------------------- -- -------------------

Cash and cash equivalents at end of period                                           $ 102,274             $  77,059
                                                                              ===================== == ===================

----------------------------------------------------------------------------- --------------------- -- -------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                            AND SUBSIDIARY COMPANIES


                                            THE CINCINNATI GAS & ELECTRIC COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                      Quarter Ended                       Year to Date
                                                                        June 30                             June 30
                                                                2000              1999            2000                 1999
---------------------------------------------------------- --------------- -- --------------- --------------- --- --------------
                                                                                 (dollars in thousands)
                                                                                      (unaudited)

Operating Revenues
   Electric                                                       $646,973         $ 477,037      $1,184,991        $  958,623
   Gas                                                              59,598            53,548         238,060           217,345
                                                           ---------------- --- ------------- ---------------- --- -------------
Total Operating Revenues                                           706,571           530,585       1,423,051         1,175,968

---------------------------------------------------------- ---------------- --- ------------- ---------------- --- -------------

Operating Expenses
   Fuel and purchased and exchanged power                          339,176           216,255         579,528           415,126
   Gas purchased                                                    24,246            20,428         113,862            99,306
   Operation and maintenance                                       123,038           100,221         228,085           208,377
   Depreciation and amortization                                    52,805            50,726         103,798           101,296
   Taxes other than income taxes                                    53,891            54,869         103,822           108,983
                                                           ---------------- --- ------------- ---------------- --- -------------
Total Operating Expenses                                           593,156           442,499       1,129,095           933,088

---------------------------------------------------------- ---------------- --- ------------- ---------------- --- -------------

Operating Income                                                   113,415            88,086         293,956           242,880

---------------------------------------------------------- ---------------- --- ------------- ---------------- --- -------------

Miscellaneous - Net                                                    962               637         (1,011)              (624)
Interest                                                            23,724            24,571          49,473            48,978

---------------------------------------------------------- ---------------- --- ------------- ---------------- --- -------------

Income Before Taxes                                                 90,653            64,152         243,472           193,278

---------------------------------------------------------- ---------------- --- ------------- ---------------- --- -------------

Income Taxes                                                        34,772            25,230          91,627            74,119
                                                           ---------------- --- ------------- ---------------- --- -------------

Net Income                                                        $ 55,881         $  38,922       $ 151,845        $  119,159

Preferred Dividend Requirement                                         212               214             425               428
                                                           ---------------- --- ------------- ---------------- --- -------------

Net Income Applicable to Common Stock                             $ 55,669         $  38,708       $ 151,420        $  118,731

Other Comprehensive Income (Loss), Net of Tax                            -                 -                -                -
                                                           ---------------- --- ------------- ---------------- --- -------------

Comprehensive Income                                              $ 55,669         $  38,708       $ 151,420        $  118,731
                                                           ================ === ============= ================ === =============


---------------------------------------------------------- ---------------- --- -------------- ---------------- --- ------------


The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS
ASSETS
                                                                                  June 30            December 31
                                                                                   2000                 1999
                                                                                (unaudited)

--------------------------------------------------------------------------- -------------------- --------------------
                                                                                   (dollars in thousands)

Current Assets

  Cash and cash equivalents                                                    $                     $     9,554
                                                                                     14,937

  Restricted deposits                                                                   110                  132
  Notes receivable from affiliated companies                                         41,772                    -
  Accounts receivable less accumulated provision for
    doubtful accounts of $16,836 at June 30, 2000,
    and $16,740 at December 31, 1999                                                254,595              279,591
  Accounts receivable from affiliated companies                                       6,534               12,718
  Materials, supplies, and fuel - at average cost                                    98,268               98,999
  Prepayments and other                                                              86,145               35,527
  Energy risk management current assets                                             291,424               63,926
                                                                            -------------------- --------------------
                Total Current Assets                                                793,785              500,447

--------------------------------------------------------------------------- -------------------- --------------------

Utility Plant - Original Cost

  In service

    Electric                                                                      4,932,286            4,875,633
    Gas                                                                             842,541              824,427
    Common                                                                          190,388              189,124
                                                                            -------------------- --------------------
        Total                                                                     5,965,215            5,889,184
  Accumulated depreciation                                                        2,365,909            2,279,587
                                                                            -------------------- --------------------
        Total                                                                     3,599,306            3,609,597
  Construction work in progress                                                     184,959              153,229
                                                                            -------------------- --------------------
                 Total Utility Plant                                              3,784,265            3,762,826

--------------------------------------------------------------------------- -------------------- --------------------

Other Assets

  Regulatory assets                                                                 516,720              536,224
  Energy risk management non-current assets                                          32,657                7,368
  Other                                                                             133,019              109,753
                                                                            -------------------- --------------------
                 Total Other Assets                                                 682,396              653,345

--------------------------------------------------------------------------- -------------------- --------------------

Total Assets                                                                     $5,260,446           $4,916,618
                                                                            ==================== ====================

--------------------------------------------------------------------------- -------------------- --------------------

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                                  June 30            December 31
                                                                                   2000                 1999
                                                                               (unaudited)
--------------------------------------------------------------------------- -------------------- --------------------
                                                                                   (dollars in thousands)

Current Liabilities

   Accounts payable                                                           $   343,530          $   253,115
   Accounts payable to affiliated companies                                        30,001               65,256
   Accrued taxes                                                                  145,632              136,118
   Accrued interest                                                                17,900               17,375
   Notes payable and other short-term obligations                                 263,730              234,702
   Notes payable to affiliated companies                                            8,929               60,360
   Energy risk management current liabilities                                     281,973               60,478
   Other                                                                           30,411               25,468
                                                                            -------------------- --------------------
          Total Current Liabilities                                             1,122,106              852,872

--------------------------------------------------------------------------- -------------------- --------------------

Non-Current Liabilities

   Long-term debt                                                               1,206,089            1,205,916
   Deferred income taxes                                                          730,984              720,168
   Unamortized investment tax credits                                             101,585              104,655
   Accrued pension and other postretirement
     benefit costs                                                                159,699              154,718
   Energy risk management non-current liabilities                                  60,657               57,644
   Other                                                                          155,409              140,794
                                                                            -------------------- --------------------
              Total Non-Current Liabilities                                     2,414,423            2,383,895

--------------------------------------------------------------------------- -------------------- --------------------

Total Liabilities                                                               3,536,529            3,236,767

--------------------------------------------------------------------------- -------------------- --------------------

Cumulative Preferred Stock

   Not subject to mandatory redemption                                             20,496               20,686

--------------------------------------------------------------------------- -------------------- --------------------

Common Stock Equity
   Common Stock-$8.50 par value;
     Authorized shares-120,000,000; outstanding shares-89,663,086 at June
     30, 2000 and December 31, 1999                                               762,136              762,136
   Paid-in capital                                                                562,881              562,851
   Retained earnings                                                              379,370              335,144
   Accumulated other comprehensive income (loss)                                     (966)                (966)
                                                                            -------------------- --------------------
                Total Common Stock Equity                                       1,703,421            1,659,165

--------------------------------------------------------------------------- -------------------- --------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity                                     $5,260,446           $4,916,618
                                                                            ==================== ====================

--------------------------------------------------------------------------- -------------------- --------------------

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                                          THE CINCINNATI GAS & ELECTRIC COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                             Year to Date
                                                                                               June 30
                                                                                   2000                       1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                        (dollars in thousands)

                                                                                             (unaudited)

Operating Activities

   Net income                                                                     $  151,845                $ 119,159
   Items providing or (using) cash currently:
     Depreciation and amortization                                                   103,798                  101,296
     Deferred income taxes and investment tax credits-net                              8,378                    2,660
     Unrealized (gain) loss from energy risk management activities                   (28,280)                 (10,000)
     Allowance for equity funds used during construction                              (2,646)                  (1,284)
     Regulatory assets-net                                                             8,085                    6,276
     Changes in current assets and current liabilities:
         Accounts and notes receivable, net of reserves on receivables sold          (11,302)                 142,297
         Materials, supplies, and fuel                                                   731                   10,290
         Accounts payable                                                             55,160                  (64,597)
         Accrued taxes and interest                                                   10,039                  (28,310)
     Other items-net                                                                 (53,128)                 (12,447)
                                                                           ---------------------------------------------------

               Net cash provided by operating activities                             242,680                  265,340
------------------------------------------------------------------------------------------------------------------------------

Financing Activities

   Change in short-term debt                                                         (22,403)                  69,436
   Redemption of long-term debt                                                            -                 (110,000)
   Retirement of preferred stock                                                        (160)                     (26)
   Dividends on preferred stock                                                         (425)                    (428)
   Dividends on common stock                                                        (107,200)                (142,900)
                                                                           ---------------------------------------------------

               Net cash used in financing activities                                (130,188)                (183,918)
------------------------------------------------------------------------------------------------------------------------------

Investing Activities

   Construction expenditures (less allowance for equity funds used during
     construction)                                                                  (107,109)                 (87,741)
                                                                           ---------------------------------------------------

               Net cash used in investing activities                                (107,109)                 (87,741)
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   5,383                   (6,319)

Cash and cash equivalents at beginning of period                                       9,554                   26,989
                                                                           ---------------------------------------------------

Cash and cash equivalents at end of period                                       $    14,937                $  20,670
                                                                           ===================================================

------------------------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                             AND SUBSIDIARY COMPANY


                                                       PSI ENERGY, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                                    Quarter Ended                       Year to Date
                                                                       June 30                            June 30
                                                              2000                1999            2000                1999
------------------------------------------------------- ------------------ -- --------------- ---------------- --- --------------
                                                                                (dollars in thousands)
                                                                                     (unaudited)

Operating Revenues

   Electric                                                     $619,760          $463,486          $1,153,512         $945,951

------------------------------------------------------- ------------------ -- --------------- ---------------- ---- -------------

Operating Expenses

   Fuel and purchased and exchanged power                        397,807           237,157             669,236          472,084
   Operation and maintenance                                     124,138           117,240             235,213          230,480
   Depreciation and amortization                                  35,001            34,121              69,961           67,864
   Taxes other than income taxes                                  13,800            14,269              28,409           28,757
                                                        ------------------ -- --------------- ---------------- ---- -------------
Total Operating Expenses                                         570,746           402,787           1,002,819          799,185

------------------------------------------------------- ------------------ -- --------------- ---------------- ---- -------------

Operating Income                                                  49,014            60,699             150,693          146,766

------------------------------------------------------- ------------------ -- --------------- ---------------- ---- -------------

Miscellaneous - Net                                                1,342               375                 483              698
Interest                                                          19,769            20,496              39,853           41,860

------------------------------------------------------- ------------------ -- --------------- ---------------- ---- -------------

Income Before Taxes                                               30,587            40,578             111,323          105,604

------------------------------------------------------- ------------------ -- --------------- ---------------- ---- -------------

Income Taxes                                                      11,671            14,998              42,194           40,183
                                                        ------------------ -- --------------- ---------------- ---- -------------

Net Income                                                      $ 18,916          $ 25,580            $ 69,129         $ 65,421

Preferred Dividend Requirement                                     1,063             1,151               2,213            2,301
                                                        ------------------ -- --------------- ---------------- ---- -------------

Net Income Applicable to Common Stock                           $ 17,853          $ 24,429            $ 66,916         $ 63,120

Other Comprehensive Income (Loss), Net of Tax                       (597)              495                  35              480
                                                        ------------------ -- --------------- ---------------- ---- -------------

Comprehensive Income                                            $ 17,256          $ 24,924            $ 66,951         $ 63,600
                                                        ================== == =============== ================ ==== =============


------------------------------------------------------- ------------------ -- --------------- ---------------- ---- ------------


The accompanying  notes as they relate to PSI Energy, Inc.are an integral part of these consolidated financial statements.


                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
ASSETS

                                                                                 June 30            December 31
                                                                                  2000                 1999
                                                                               (unaudited)
--------------------------------------------------------------------------- -------------------- --------------------
                                                                                    (dollars in thousands)
Current Assets

   Cash and cash equivalents                                                     $    4,076        $       8,842
   Restricted deposits                                                                  155                    -
   Notes receivable                                                                     581                  481
   Notes receivable from affiliated companies                                         8,929               60,360
   Accounts receivable less accumulated provision for doubtful accounts
     of $9,069 at June 30, 2000, and $9,934  at December 31, 1999                   264,276              253,022
   Accounts receivable from affiliated companies                                      6,745               42,715
   Materials, supplies, and fuel - at average cost                                   76,707              103,490
   Prepayments and other                                                             76,691               36,173
   Energy risk management current assets                                            291,423               63,927
                                                                            -------------------- --------------------
                  Total Current Assets                                              729,583              569,010

--------------------------------------------------------------------------- -------------------- --------------------

Electric Utility Plant-Original Cost

    In service                                                                    4,611,301            4,539,111
   Accumulated depreciation                                                       2,047,678            1,980,290
                                                                            -------------------- --------------------
       Total                                                                      2,563,623            2,558,821
   Construction work in progress                                                    132,334               95,825
                                                                            -------------------- --------------------
                  Total Electric Utility Plant                                    2,695,957            2,654,646

--------------------------------------------------------------------------- -------------------- --------------------

Other Assets

   Regulatory assets                                                                489,100              518,788
   Energy risk management non-current assets                                         32,657                7,368
   Other                                                                             96,556               85,024
                                                                            -------------------- --------------------
                  Total Other Assets                                                618,313              611,180

--------------------------------------------------------------------------- -------------------- --------------------

Total Assets                                                                     $4,043,853           $3,834,836
                                                                            ==================== ====================

--------------------------------------------------------------------------- -------------------- --------------------

The accompanying  notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.


                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                  June 30            December 31
                                                                                   2000                 1999
                                                                                (unaudited)

--------------------------------------------------------------------------- -------------------- --------------------
                                                                                     (dollars in thousands)

Current Liabilities

   Accounts payable                                                            $    274,580          $   241,072
   Accounts payable to affiliated companies                                          22,749                6,762
   Accrued taxes                                                                     67,267               93,056
   Accrued interest                                                                  28,835               26,989
   Notes payable and other short-term obligations                                   132,858              232,597
   Notes payable to affiliated companies                                             48,038                6,707
   Long-term debt due within one year                                                31,871               31,000
   Energy risk management current liabilities                                       281,973               60,478
   Other                                                                              2,623                1,986
                                                                            -------------------- --------------------
                 Total Current Liabilities                                          890,794              700,647

--------------------------------------------------------------------------- -------------------- --------------------

Non-Current Liabilities

   Long-term debt                                                                 1,211,427            1,211,552
   Deferred income taxes                                                            466,096              460,748
   Unamortized investment tax credits                                                41,236               42,895
   Accrued pension and other postretirement benefit costs                           137,537              129,103
   Energy risk management non-current liabilities                                    65,854               57,645
   Other                                                                             83,223              104,638
                                                                            -------------------- --------------------
                 Total Non-Current Liabilities                                    2,005,373            2,006,581

--------------------------------------------------------------------------- -------------------- --------------------

Total Liabilities                                                                 2,896,167            2,707,228

--------------------------------------------------------------------------- -------------------- --------------------

Cumulative Preferred Stock

   Not subject to mandatory redemption                                               60,858               71,911

--------------------------------------------------------------------------- -------------------- --------------------

Common Stock Equity

   Common Stock-without par value;  $.01 stated value;
     authorized shares-60,000,000; outstanding shares-53,913,701 at June
     30, 2000 and December 31, 1999                                                     539                  539
   Paid-in capital                                                                  411,459              411,198
   Retained earnings                                                                673,404              642,569
   Accumulated other comprehensive income (loss)                                      1,426                1,391
                                                                            -------------------- --------------------
                 Total Common Stock Equity                                        1,086,828            1,055,697

--------------------------------------------------------------------------- -------------------- --------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity                                       $4,043,853           $3,834,836
                                                                            ==================== ====================

--------------------------------------------------------------------------- -------------------- --------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.


                                PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          Year to Date
                                                                                             June 30
                                                                                 2000                      1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                     (dollars in thousands)

                                                                                           (unaudited)

Operating Activities

   Net income                                                                    $  69,129                $  65,421
   Items providing or (using) cash currently:
     Depreciation and amortization                                                  69,961                   67,864
     Deferred income taxes and investment tax credits-net                            5,517                    6,578
     Unrealized (gain) loss from energy risk management activities                 (23,081)                 (10,000)
     Allowance for equity funds used during construction                              (454)                       5
     Regulatory assets-net                                                          10,426                    8,649
     Changes in current assets and current liabilities:
         Restricted deposits                                                          (155)                   2,247
         Accounts and notes receivable, net of reserves on receivables sold         75,266                   98,478
         Materials, supplies, and fuel                                              26,783                   (9,838)
         Accounts payable                                                           49,495                  (74,698)
         Accrued taxes and interest                                                (23,943)                  15,510
     Other items-net                                                               (45,554)                   3,600
                                                                           ----------------------------------------------

               Net cash provided by operating activities                           213,390                  173,816
-------------------------------------------------------------------------------------------------------------------------

Financing Activities

   Issuance of long-term debt                                                       53,075                  323,593
   Change in short-term debt                                                       (58,408)                 (74,641)
   Redemption of long-term debt                                                    (55,276)                (336,213)
   Retirement of preferred stock                                                   (10,791)                      (3)
   Dividends on preferred stock                                                     (2,295)                  (2,301)
   Dividends on common stock                                                       (36,000)                       -
                                                                           ----------------------------------------------

               Net cash used in financing activities                              (109,695)                 (89,565)
-------------------------------------------------------------------------------------------------------------------------

Investing Activities

   Construction expenditures (less allowance for equity funds used during
     construction)                                                                (108,461)                 (83,797)
                                                                           ----------------------------------------------

               Net cash used in investing activities                              (108,461)                 (83,797)
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                (4,766)                     454

Cash and cash equivalents at beginning of period                                     8,842                   18,788
                                                                           ----------------------------------------------

Cash and cash equivalents at end of period                                       $   4,076                $  19,242
                                                                           ==============================================

-------------------------------------------------------------------------------------------------------------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY


                                          THE UNION LIGHT, HEAT AND POWER COMPANY
                                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                                      Quarter Ended                     Year to Date
                                                                         June 30                           June 30
                                                                2000              1999            2000              1999
---------------------------------------------------------- --------------- -- --------------- --------------- --- ------------
                                                                                (dollars in thousands)
                                                                                     (unaudited)

Operating Revenues

   Electric                                                      $55,080           $48,581           $104,368        $ 97,740
   Gas                                                            11,060             9,084             44,547          42,084
                                                           --------------- -- --------------- --------------- --- ------------
   Total Operating Revenues                                       66,140            57,665            148,915         139,824

---------------------------------------------------------- --------------- -- --------------- --------------- --- ------------

Operating Expenses

   Purchased and exchanged power                                  39,929            36,842             75,140          73,590
   Gas purchased                                                   4,988             3,561             22,982          20,883
   Operation and maintenance                                       9,466             8,685             18,694          18,875
   Depreciation and amortization                                   3,922             3,506              7,658           7,077
   Taxes other than income taxes                                   1,025             1,027              2,123           2,110
                                                           --------------- -- --------------- --------------- --- ------------
   Total Operating Expenses                                       59,330            53,621            126,597         122,535

---------------------------------------------------------- --------------- -- --------------- --------------- --- ------------

Operating Income                                                   6,810             4,044             22,318          17,289

---------------------------------------------------------- --------------- -- --------------- --------------- --- ------------

Miscellaneous - Net                                                 (439)             (299)             (630)            (689)
Interest                                                           1,573             1,432              3,144           2,995

---------------------------------------------------------- --------------- -- --------------- --------------- --- ------------

Income Before Taxes                                                4,798             2,313             18,544          13,605

---------------------------------------------------------- --------------- -- --------------- --------------- --- ------------

Income Taxes                                                       2,021               894              7,621           5,643
                                                           --------------- -- --------------- --------------- --- ------------

Net Income Applicable to Common Stock                            $ 2,777           $ 1,419           $ 10,923         $ 7,962

Other Comprehensive Income (Loss), Net of Tax                          -                 -                -                 -
                                                           --------------- -- --------------- --------------- --- ------------

Comprehensive Income                                             $ 2,777           $ 1,419           $ 10,923         $ 7,962
                                                           =============== == =============== =============== === ============

---------------------------------------------------------- --------------- -- --------------- --------------- --- ------------


The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.


                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS
ASSETS
                                                                                      June 30        December 31
                                                                                       2000              1999
                                                                                    (unaudited)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                       (dollars in thousands)

Current Assets

   Cash and cash equivalents                                                       $    4,668       $    3,641
   Accounts receivable less accumulated provision for
     doubtful accounts of $1,415 at June 30, 2000, and $1,513 at
     December 31, 1999                                                                 10,554           17,786
   Accounts receivable from affiliated companies                                          276              775
   Materials, supplies, and fuel - at average cost                                      5,157            7,654
   Prepayments and other                                                                  548              219
                                                                                  ---------------- -----------------
                Total Current Assets                                                   21,203           30,075

--------------------------------------------------------------------------------- ---------------- -----------------

Utility Plant - Original Cost

   In service

     Electric                                                                         226,330          222,035
     Gas                                                                              179,157          173,011
     Common                                                                            42,546           42,351
                                                                                  ---------------- -----------------
           Total                                                                      448,033          437,397
   Accumulated depreciation                                                           162,224          154,607
                                                                                  ---------------- -----------------
           Total                                                                      285,809          282,790
   Construction work in progress                                                       15,890           13,761
                                                                                  ---------------- -----------------
                Total Utility Plant                                                   301,699          296,551

--------------------------------------------------------------------------------- ---------------- -----------------

Other Assets

   Regulatory assets                                                                   10,335           10,639
   Other                                                                                5,345            5,000
                                                                                  ---------------- -----------------
                Total Other Assets                                                     15,680           15,639

--------------------------------------------------------------------------------- ---------------- -----------------

Total Assets                                                                         $338,582         $342,265
                                                                                  ================ =================

--------------------------------------------------------------------------------- ---------------- -----------------


The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.


                                         THE UNION LIGHT, HEAT AND POWER COMPANY
                                                      BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                             June 30        December 31
                                                                                              2000              1999
                                                                                           (unaudited)
---------------------------------------------------------------------------------------- ---------------- -----------------
                                                                                              (dollars in thousands)

Current Liabilities

   Accounts payable                                                                         $   4,846        $   8,487
   Accounts payable to affiliated companies                                                    22,001           20,122
   Accrued taxes                                                                                5,053              739
   Accrued interest                                                                             1,278            1,298
   Notes payable to affiliated companies                                                       21,523           37,752
   Other                                                                                        6,179            4,062
                                                                                         ---------------- -----------------
                   Total Current Liabilities                                                   60,880           72,460

---------------------------------------------------------------------------------------- ---------------- -----------------

Non-Current Liabilities

   Long-term debt                                                                              74,573           74,557
   Deferred income taxes                                                                       21,987           23,000
   Unamortized investment tax credits                                                           3,822            3,961
   Accrued pension and other postretirement benefit costs                                      12,770           12,333
   Amounts due to customers - income taxes                                                     11,896           11,308
   Other                                                                                       14,656           12,596
                                                                                         ---------------- -----------------
                   Total Non-Current Liabilities                                              139,704          137,755

---------------------------------------------------------------------------------------- ---------------- -----------------

Total Liabilities                                                                             200,584          210,215

---------------------------------------------------------------------------------------- ---------------- -----------------

Common Stock Equity

   Common Stock-$15.00 par value; authorized shares-1,000,000; outstanding
     shares-585,333 at June 30, 2000 and December 31, 1999                                      8,780            8,780
   Paid-in capital                                                                             20,141           20,142
   Retained earnings                                                                          109,077          103,128
                                                                                         ---------------- -----------------
                   Total Common Stock Equity                                                  137,998          132,050

---------------------------------------------------------------------------------------- ---------------- -----------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity                                                   $338,582         $342,265
                                                                                         ================ =================

---------------------------------------------------------------------------------------- ---------------- -----------------


The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.


                                         THE UNION LIGHT, HEAT AND POWER COMPANY
                                                  STATEMENTS OF CASH FLOWS
                                                                                                Year to Date
                                                                                                  June 30
                                                                                       2000                     1999
------------------------------------------------------------------------------- ------------------- ---- -------------------
                                                                                            (dollars in thousands)
                                                                                                 (unaudited)

Operating Activities
 Net income                                                                            $10,923                       $ 7,962
 Items providing or (using) cash currently:
   Depreciation and amortization                                                         7,658                         7,077
   Deferred income taxes and investment tax credits - net                                 (565)                       (1,339)
   Allowance for equity funds used during construction                                     (28)                          (48)
   Regulatory assets - net                                                                 203                            69
   Changes in current assets and current liabilities:
     Accounts and notes receivable, net of reserves on receivables sold                  7,298                         7,801
     Materials, supplies, and fuel                                                       2,497                         2,114
     Accounts payable                                                                   (1,762)                        2,978
     Accrued taxes and interest                                                          4,294                           (36
                 Other items - net                                                       4,474                         3,244
                                                                                ------------------- ---- -------------------



                                Net cash provided by operating activities               34,992                        29,822
------------------------------------------------------------------------------- ------------------- ---- -------------------

Financing Activities
  Change in short-term debt                                                            (16,229)                      (11,347)
  Dividends on common stock                                                             (4,975)                       (4,975)


                                Net cash used in financing activities                  (21,204)                      (16,322)
------------------------------------------------------------------------------- ------------------- ---- -------------------

Investing Activities
  Construction expenditures (less allowance for equity funds
     used during construction)                                                         (12,761)                      (12,717)
                                                                                ------------------- ---- -------------------


                                Net cash used in investing activities                  (12,761)                      (12,717)
------------------------------------------------------------------------------- ------------------- ---- -------------------



Net increase in cash and cash equivalents                                                1,027                           783

Cash and cash equivalents at beginning of period                                         3,641                         3,244
                                                                                ------------------- ---- -------------------
Cash and cash equivalents at end of period                                             $ 4,668                       $ 4,027
                                                                                =================== ==== ===================

------------------------------------------------------------------------------- ------------------- ---- -------------------


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

Although we intend to settle physical sales contracts with company-owned generation, there are times when we have to settle these contracts with power purchased on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as the power is delivered. Open market purchases may occur for some of the following reasons:

     o    generating station outages;
     o    least-cost alternative;
     o    native load requirements; and
     o    extreme weather.

We value contracts in the trading portfolio using end-of-the-period market prices, utilizing the following factors (as applicable):

     o closing exchange prices (that is, closing prices for standardized electricity products traded on an organized exchange such as the New York Mercantile Exchange);
     o    broker-dealer and over-the-counter price quotations; and
     o model pricing (which considers time value and historical volatility factors of electricity pricing underlying any options and contractual commitments).

We anticipate that some of these obligations, even though considered trading contracts, will ultimately be settled using company-owned generation. The cost of this generation is usually below the market price at which the trading portfolio has been valued.

Earnings volatility may occur from period to period due to the risks associated with marketing and trading electricity, natural gas, and other energy-related products.

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

From time to time, we may utilize foreign exchange forward contracts (for example, a contract obligating one party to buy, and the other to sell, a specified quantity of a foreign currency for a fixed price at a future date) and currency swaps (for example, a contract whereby two parties exchange principal and interest cash flows denominated in different currencies) to hedge certain of our net investments in foreign operations. Accordingly, any translation gains and losses are recorded in Accumulated other comprehensive income (loss), which is a component of Common stock equity. Aggregate translation losses related to these instruments are reflected net in Current liabilities in our Consolidated Balance Sheets. At June 30, 2000, no such instruments were held.

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

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.133 (Statement 137). Statement 137 deferred the effective date of Statement 133 by one year. As a result, Statement 133 will be effective for fiscal years beginning after June 15, 2000.

Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (Statement 138) was issued in June 2000. Statement 138 addresses implementation issues and reflects decisions of the FASB regarding recommendations of the FASB-sponsored Derivatives Implementation Group.

We expect to reflect the adoption of Statement 133 in financial statements issued beginning in the first quarter of 2001. In preparation for our implementation of this new standard, we have formed a cross-functional project team. The project team is identifying and analyzing all contracts which could be subject to the new standard, developing required documentation, defining relevant processes and information systems needs, and promoting internal awareness of the requirements and potential effects of the new standard. While we continue to analyze and follow the development of implementation guidelines, at this time we are unable to predict whether the implementation of this accounting standard will be material to our results of operations and financial position. However, the adoption of Statement 133 could increase the likelihood of volatility in earnings and other comprehensive income.

2.   Change in Preferred Stock of Subsidiaries

The following represents the changes during the year in preferred stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI):

--------------------------------------------------------------------------------


                                           Shares
Registrant     Quarter     Series         Redeemed              Par Value
----------     -------     -------     -----------------    ------------------

CG&E           First       43/4%             800             $      80,000
               Second      43/4%           1,100                   110,000

PSI            First       31/2%             600             $      60,000
               Second      31/2%           1,184                   118,400
                           6.875%        105,150                10,515,000
                           4.32%          14,380                   359,500

--------------------------------------------------------------------------------

3.   Long-Term Debt

On February 15, 2000, PSI retired $150,000 principal amount of its Series YY First Mortgage Bonds.

On May 16, 2000, PSI issued $44,025,000 of Indiana Development Finance Authority Environmental Refunding Revenue Bonds Series 2000A, due May 1, 2035 and $10,000,000 of Indiana Development Finance Authority Environmental Refunding Revenue Bonds Series 2000B, due April 1, 2022. The initial interest rates on the Series 2000A and Series 2000B bonds were 4.65% and 4.70%, respectively. The rates reset every 35 days.

The proceeds from these issuances were used to pay a portion of the cost of refunding the $29,795,000 principal amount outstanding of PSI's First Mortgage Bonds, Series YY, the $14,250,000 principal amount outstanding of its First Mortgage Bonds, Series UU, and the $10,000,000 principal amount outstanding of its First Mortgage Bonds, Series TT, each at a redemption price of 102% of the principal amount thereof, plus accrued interest.

4.   Commitments and Contingencies

(a)  Ozone Transport Rulemaking

     (i) NOX SIP Call Ozone transport refers to the alleged wind-blown movement of ozone or ozone-causing materials across city and state boundaries. As discussed in the 1999 Form 10-K, in October 1998, the United States Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the NOX SIP Call. (A SIP is a state's implementation plan for achieving emissions reductions to address air quality concerns.) It applied to 22 states in the eastern half of the United States (U.S.), including the three states in which our electric utilities operate, and also proposes a model nitrogen oxide
(NOX) emission allowance trading program. If implemented by the states, the trading program would allow us to buy NOX emission allowances from, or sell NOX emission allowances to, other companies as necessary. This rule recommended that states reduce NOX emissions primarily from industrial and utility sources to a certain level by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate NOX reductions and, in the discretion of the state, a trading program into their SIPs. The EPA proposed to implement a federal plan to accomplish the equivalent NOX reductions by May 2003, if states failed to revise their SIPs. The EPA must approve all SIPs. Ohio, Indiana, a number of other states, and various industry groups (some of which we are a member) filed legal challenges to the NOX SIP Call in late 1998. On May 25, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) granted a request for a deferral of the rule and indefinitely suspended the September 30 filing deadline, pending further review by the Court of Appeals.

In March 2000, the Court of Appeals substantially upheld the EPA's rule. On April 11, 2000, the EPA asked the Court of Appeals to remove its May 25, 1999, suspension of the rule and also directed the states to submit SIP revisions by September 1, 2000. On April 17, 2000, various states and industry groups (some of which we are a member) filed a request with the Court of Appeals for a rehearing of the NOX SIP Call decisions. On April 24, 2000, the same group filed a request with the Court of Appeals to require rulemaking and a comment period to determine a new compliance date. The states also filed a request to obtain more time to file their SIPs. On June 23, 2000, the Court of Appeals denied both requests and directed the states to submit their SIP revisions by October 30, 2000. The states and other groups have appealed the Court of Appeals ruling to the U.S. Supreme Court (Supreme Court). Pending determination of whether the Supreme Court will hear the appeal, the states will have to begin adopting new regulations requiring implementation of the requirements of the October 1998 ozone transport rulemaking this year.

We estimate the capital expenditures for compliance with the NOX SIP Call at $500 million to $700 million (in 1999 dollars) to meet the May 2003 deadline. This estimate depends on several factors, including:

     o final determination regarding both the timing and strictness of the final NOX reductions required by the SIPs adopted by the states in which we operate;
     o    utilization of our generating units;
     o availability of adequate supplies of materials and labor to construct the necessary control equipment; and
     o    whether a viable market will exist to buy and sell NOX allowances.

     (ii) Section 126 Petitions As discussed in the 1999 Form 10-K, in February 1998, the northeast states filed petitions seeking the EPA's assistance in reducing ozone in the eastern U.S. under Section 126 of the Clean Air Act (CAA). The EPA believes that Section 126 petitions allow a state to claim that another state is contributing to its air quality problem and request that the EPA require the upwind state to reduce its emissions.
In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions. This ruling affects all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003. The EPA's action granting the Section 126 petitions has been appealed to the Court of Appeals. In April 2000, the parties to the appeal filed a proposed scheduling order, which if approved, would set oral arguments in late 2000, with a court decision expected in the spring of 2001. We currently cannot predict the outcome of this proceeding. We do not anticipate that any Section 126 rulings will have any significant financial impact in addition to that of the NOX SIP Call.

     (iii) State Ozone Plans As discussed in the 1999 Form 10-K, on November 15, 1999, the State of Indiana and the Commonwealth of Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their SIPs on how they intend to bring the greater Louisville area, including Floyd and Clark Counties in Indiana, into attainment with the one-hour ozone standard. The SIP amendments call for, among other things, statewide NOX reductions from utilities in Indiana, Kentucky, and surrounding states. These rules are less stringent than the EPA's NOX SIP Call. The states of Indiana and Kentucky have committed to adopt utility NOX reduction rules by December 2000, which would require controls be installed by May 2003. We do not anticipate that the state NOX rules will have any significant financial impact in addition to that of the NOX SIP Call.

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

On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added the alleged violations of the NSR requirements of the CAA contained in the notice of violation (NOV) filed by the EPA on November 3, 1999. It also added claims for relief alleging violations of (1) nonattainment NSR, (2) Indiana and Ohio SIPs, and (3) particulate matter emission limits (as discussed in Note 4(d) on page 33). The amended complaint seeks (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord, Cayuga, and PSI's Wabash River and Gallagher Generating Stations, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation. We believe the allegations contained in the amended complaint are without merit and plan to defend the suit vigorously in court. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition. In addition, we cannot predict whether any additional allegations will be added to this proceeding.

On March 1, 2000, the EPA also filed an amended complaint alleging violations of the CAA relating to NSR, Prevention of Significant Deterioration (PSD), and Ohio SIP requirements regarding Conesville Station, which is operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. We believe the allegations in the amended complaint are without merit. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition.

On June 28, 2000, the EPA issued an NOV to Cinergy, CG&E, and PSI for alleged violations of NSR, PSD, and SIP requirements at CG&E's Miami Fort Station and PSI's Gibson Station. In addition, Cinergy and CG&E have been informed by DP&L, the operator of J.M. Stuart Station (Stuart), that on June 30, 2000, the EPA issued an NOV for alleged violations of NSR, PSD, and SIP requirements at this station. CG&E owns 39% of Stuart. The NOVs indicated that the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition.

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

(d) Other As discussed in the 1999 Form 10-K, on November 30, 1999, the EPA filed an NOV and a Finding of Violation (FOV) against Cinergy and CG&E alleging that emissions of particulate matter at Beckjord exceeded the allowable limit. The NOV indicated that the EPA may (1) issue an administrative penalty order, or
(2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000, amended complaint, as discussed in Note 4(b) on page 30. On June 22, 2000, the EPA issued an NOV and an FOV alleging additional particulate emission violations at Beckjord and offered us an opportunity to meet and discuss the allegations and corrective measures. The NOV/FOV indicated that the EPA may (1) issue an administrative compliance order,
(2) issue an administrative penalty order, or (3) bring a civil or criminal action. We are currently unable to determine whether resolution of these matters will have a material effect on our financial condition.

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

The Cinergy Investments Business Unit (Cinergy Investments) primarily manages the development, marketing, and sales of our non-regulated retail energy and energy-related products and services. This is accomplished through various subsidiaries and joint ventures. Cinergy Investments earns all of its revenues from the sale of such products and services to ultimate consumers. These products and services include the following:

     o energy management and consulting services to commercial customers that operate retail facilities (for example, finding more efficient ways for a customer to use energy);

     o utility operations/services to other utilities (for example, providing underground locating and construction services for other utilities);

     o    building,   operating,   and  maintaining   combined  heat  and  power
          facilities; and

     o building and maintaining fiber optic telecommunication networks for businesses, municipalities, telecommunications carriers, and schools.

The International Business Unit (International) directs and manages our international business holdings, which include wholly- and jointly-owned companies in eleven countries. In addition, International also directs our renewable energy investing activities (for example, wind farms) both inside and outside the U.S. International earns (1) revenues, and (2) equity earnings from unconsolidated companies primarily from energy-related businesses.


Financial results by business unit for the quarters ended June 30, 2000, and 1999, are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
Business Units

-----------------------------------------------------------------------------------------------------------------------------------

                                                                      2000
                         -----------------------------------------------------------------------------------------------------------
                                             Cinergy Business Units
                         ------------------------------------------------------------
                                                                                                     Reconciling
                                                  Cinergy                               All Other   Eliminations
                         Commodities  Delivery  Investments  International    Total       (1)            (2)        Consolidated
                         -----------  --------  -----------  -------------  ---------  ----------  --------------   -------------
                                                                 (in thousands)

Operating revenues -
  External customers      $983,745     $745,268   $ 20,453     $ 20,048    $1,769,514   $    -     $         -       $1,769,514
  Intersegment revenues    445,875            -          -                    445,875        -        (445,875)               -
Segment profit (loss)       57,154(3)    23,451     (3,536)      (1,954        75,115        -               -           75,115

------------------------------------------------------------------------------------------------------------------------------------

                                                                      1999
                         -----------------------------------------------------------------------------------------------------------
                                             Cinergy Business Units
                         ------------------------------------------------------------
                                                                                                     Reconciling
                                                  Cinergy                               All Other   Eliminations
                         Commodities  Delivery  Investments  International    Total       (1)           (2)         Consolidated
                         -----------  --------  -----------  -------------  ---------  ----------   -------------   -------------
                                                                 (in thousands)

Operating revenues -
  External customers      $542,002     $707,193   $10,884      $15,320     $1,275,399   $    -     $         -       $1,275,399
  Intersegment revenues    423,777            -         -            -        423,777        -        (423,777)               -
Segment profit (loss)       28,676       27,010    (2,965)       5,171(4)      57,892    1,166               -           59,058

(1) The All Other category represents  miscellaneous  corporate items, which are not allocated to business units for purposes of segment profit measurement.
(2) The Reconciling  Eliminations  category eliminates the intersegment  revenues of Commodities.
(3) The increase in 2000, as compared to 1999, is primarily due to improvements in gross margins.
(4) Includes the earnings from our 50% ownership interest in Midlands Electricity plc, which was sold in the third quarter of 1999.


       Financial results by business unit for the six months ended June 30, 2000, and 1999, are as follows:

------------------------------------------------------------------------------------------------------------------------------------
Business Units
------------------------------------------------------------------------------------------------------------------------------------

                                                                      2000
                         -----------------------------------------------------------------------------------------------------------
                                             Cinergy Business Units
                         --------------------------------------------------------------

                                                                                                      Reconciling
                                                    Cinergy                               All Other   Eliminations
                         Commodities   Delivery   Investments  International    Total       (1)           (2)         Consolidated
                         -----------  ----------  -----------  -------------  ---------  ----------   -------------   -------------
                                                                  (in thousands)

Operating revenues -
  External customers     $1,674,537   $1,605,154    $39,002      $ 33,898    $3,352,591   $      -    $           -     $3,352,591
  Intersegment revenues     899,595            -          -             -       899,595          -         (899,595)             -
Segment profit (loss)       137,953(3)    81,210     (3,591)       (2,018)      213,554          -                -        213,554

-------------------------------------------- ---------------------------------------------------------------------------------------

                                                                      1999
                          ----------------------------------------------------------------------------------------------------------
                                             Cinergy Business Units
                          -------------------------------------------------------------
                                                                                                      Reconciling
                                                    Cinergy                               All Other   Eliminations
                         Commodities   Delivery   Investments  International    Total       (1)           (2)         Consolidated
                         -----------  ----------  -----------  -------------  ---------  ----------   -------------   -------------
                                                                  (in thousands)

Operating revenues -
  External customers     $1,045,640   $1,575,560    $28,284      $ 28,194     $2,677,678  $      -    $           -     $2,677,678
  Intersegment revenues     880,314            -          -             -        880,314         -         (880,314)             -
Segment profit (loss)        79,078       89,627     (4,914)       20,866 (4)    184,657     1,646                -        186,303

(1) The All Other category represents  miscellaneous corporate items, which are not allocated to business units for purposes of segment profit measurement.
(2) The Reconciling  Eliminations category eliminates the intersegment revenues of Commodities.
(3) The increase in 2000, as compared to 1999, is primarily due to improvements in gross margins.
(4) Includes the earnings from our 50% ownership interest in  Midlands Electricity plc, which was sold in the third quarter of 1999.



Total segment assets at June 30, 2000, and December 31, 1999, are as follows:

                                          ------------------------------------------------------------------------------------------
                                                                 Cinergy Business Units
                                          -------------------------------------------------------------
                                                                        Cinergy                            All Other
                                          Commodities    Delivery     Investments  International  Total      (1)       Consolidated
                                          -----------   -----------   -----------  -------------  -----   ----------   ------------
                                                                                   (in thousands)

Total segment assets at June 30, 2000     $ 5,887,973   $4,105,469    $152,619     $ 476,497   $10,622,558  $48,605    $10,671,163
Total segment assets at December 31, 1999   5,041,578    4,058,164     129,935       339,905     9,569,582   47,366      9,616,948

(1) The All Other category represents  miscellaneous  corporate items, which are not allocated to business units for purposes of segment profit measurement.

6.   Earnings Per Common Share

A reconciliation of earnings per common share (EPS) to earnings per common share assuming dilution (diluted EPS) is presented below:

--------------------------------------------------------------------------------

                                                 Income       Shares        EPS
                                                 -------      -------      -----
                                                         (in thousands,
                                                    except per share amounts)

Quarter ended June 30, 2000
Earnings per common share:
   Net income                                    $75,115      158,923      $0.47

Effect of dilutive securities:
   Common stock options                                           318
   Contingently issuable common stock                             293
                                                 ---------------------
EPS-assuming dilution:
   Net income plus assumed conversions           $75,115      159,534      $0.47

Quarter ended June 30, 1999
Earnings per common share:
   Net income                                    $59,058      158,877      $0.37

Effect of dilutive securities:
   Common stock options                                           418
   Contingently issuable common stock                              26
                                                 ---------------------
EPS-assuming dilution:
   Net income plus assumed conversions           $59,058      159,321      $0.37

--------------------------------------------------------------------------------

Options to purchase shares of common stock are excluded from the calculation of diluted EPS when the exercise prices of these options are greater than the average market price of the common shares during the period. For the quarters ended June 30, 2000, and 1999, approximately 2 million and 1.7 million shares, respectively, were excluded from the diluted EPS calculation.

The Employee Stock Purchase and Savings Plan is also excluded from the diluted EPS calculation, because the purchase price is greater than the average market price during this period. This plan allows all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature. A detailed description of this plan is available in the 1999 Form 10-K.

7.   Ohio Deregulation

As discussed in the 1999 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the state of Ohio. The Electric Restructuring Bill creates a competitive electric retail service market beginning January 1, 2001. The legislation provides for a market development period that begins January 1, 2001, and ends no later than December 31, 2005. Ohio electric utilities have an opportunity to recover Public Utilities Commission of Ohio (PUCO)-approved transition costs during the market development period. The legislation also freezes retail electric rates during the market development period, at the rates in effect on October 4, 1999, except for a five-percent reduction in the generation component of residential rates and other potential adjustments. Furthermore, the legislation contemplates that twenty percent of the current electric retail customers will switch suppliers no later than December 31, 2003.

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

On May 8, 2000, CG&E reached a stipulated agreement with the PUCO staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio beginning January 1, 2001. The major features of this agreement include:

     o    Residential customer rates will be frozen through December 31, 2005;

     o Residential customers will receive a five-percent reduction in the generation portion of their electric rates, effective January 1, 2001;

     o CG&E has agreed to provide $4 million over the next five years in support of energy efficiency and weatherization services for low income customers;

     o The creation of a Regulatory Transition Charge (RTC), designed to recover CG&E's regulatory assets and other transition costs over a ten-year period;

     o Authority for CG&E to transfer its generation assets to a separate, non-regulated corporate subsidiary to provide flexibility to manage its generation asset portfolio in a manner that enhances opportunities in a competitive marketplace;

     o Authority for CG&E to apply the proceeds of transition cost recovery to costs incurred during the transition period including implementation costs and purchased power costs that may be incurred by CG&E to maintain an operating reserve margin sufficient to provide reliable service to its customers;

     o CG&E will provide standard offer default supplier service (i.e., CG&E will be the supplier of last resort, so that no customer will be without an electric supplier); and
     o    CG&E has agreed to provide shopping credits to switching customers.

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

     o    Factors affecting operations, such as:

          (1)  unusual weather conditions;

          (2)  catastrophic weather-related damage;

          (3)  unscheduled generation outages;

          (4)  unusual maintenance or repairs;

          (5) unanticipated changes in fossil fuel costs, gas supply costs, or availability constraints; (6) environmental incidents; and (7) electric transmission or gas pipeline system constraints.

     o Legislative and regulatory initiatives regarding deregulation of the industry, including Ohio's comprehensive deregulation legislation and the outcome of The Cincinnati Gas & Electric Company's (CG&E) Proposed Stipulation and Settlement in its Transition Plan proceeding, as well as potential deregulation legislation to be passed in Indiana in 2001, and potential national deregulation legislation being contemplated by the United States (U.S.) Congress.

     o The timing and extent of the entry of additional competition in electric or gas markets and the effects of continued industry consolidation through the pursuit of mergers, acquisitions, and strategic alliances.

     o Regulatory factors such as changes in the policies or procedures that set rates, changes in our ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases.

     o Financial or regulatory accounting principles or policies imposed by governing bodies.

     o Political, legal, and economic conditions and developments in the U.S. and the foreign countries in which we have a presence. This would include inflation rates and monetary fluctuations.

     o Changing market conditions and other factors related to physical energy and financial trading activities. These would include price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates, and warranty risks.

     o The performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities.

     o    Availability of, or cost of, capital.

     o Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, and work stoppages.

     o Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

     o Costs and effects of legal and administrative proceedings, settlements, investigations, and claims. Examples can be found in Note 4 of the "Notes to Financial Statements" in "Part 1. Financial Information" beginning on page 29.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In MD&A, we explain liquidity, capital resources, and results of operations. Specifically, we discuss the following:

     o    factors affecting current and future operations;
     o    why revenues and expenses changed from period to period; and
     o    how the above items affect our overall financial condition.

LIQUIDITY

In the "Liquidity" section, we discuss environmental issues and other investing activities as they relate to our current and future cash needs. In the "Capital Resources" section beginning on page 43, we discuss how we intend to meet these capital requirements.

Environmental Issues

In the "Environmental Issues" section, we discuss ozone transport rulemakings, new source review, and manufactured gas plant sites as they relate to us and our operating companies.

Ozone Transport Rulemakings, New Source Review, Manufactured Gas Plant Sites, and Other

See Notes 4(a), (b), (c), and (d), respectively, of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 29 through 33.

Other Investing Activities

As discussed in the 1999 Form 10-K, our ability to invest in growth initiatives, such as Exempt Wholesale Generators (EWG) and Foreign Utility Companies (FUCO), is limited by certain legal and regulatory requirements, including the Public Utility Holding Company Act of 1935, as amended (PUHCA). In late 1999, Cinergy (Cinergy Corp. and all of its regulated and non-regulated subsidiaries) filed a request with the SEC under the PUHCA for additional authority to, among other things, increase the amount we can invest in EWGs and FUCOs. On June 23, 2000, the SEC issued an order granting Cinergy approximately $676 million in additional authority under the PUHCA to invest in EWGs and FUCOs. This order supplements our existing authority under PUHCA, based on a prior SEC order, to make such investments, which had been capped at an amount equal to 100% of Cinergy's average consolidated retained earnings for the preceding four calendar quarters (approximately $1.055 billion). As of June 30, 2000, we had invested or committed to invest approximately $722 million of the approximately $1.731 billion available.

CAPITAL RESOURCES

Debt

As discussed in the 1999 Form 10-K, Cinergy Corp. filed a request with the SEC under the PUHCA for authority to increase its financing capacity. On June 23, 2000, the SEC issued an order under the PUHCA authorizing Cinergy Corp. to increase its total capitalization at December 31, 1999 (excluding retained earnings and accumulated other comprehensive income) by an additional $5 billion, through issuance of any combination of equity and debt securities. This increased authorization is subject to certain conditions, including, among others, that common equity comprises at least 30% of Cinergy's consolidated capital structure and that Cinergy maintains an investment grade rating on its senior debt obligations. This increased authority is intended to provide Cinergy flexibility to respond quickly and efficiently to the Company's financing needs and available conditions in capital markets.

Short-term Debt In connection with the current SEC authorization, Cinergy Corp. has established lines of credit. As of June 30, 2000, Cinergy Corp. had $372 million remaining unused and available on its established lines.

Our operating companies have regulatory authority to borrow up to a total of $853 million in short-term debt ($453 million for CG&E and its subsidiaries including $50 million for The Union Light, Heat and Power Company (ULH&P), and $400 million for PSI Energy, Inc. (PSI)). In connection with this authority, CG&E and PSI have established lines of credit, of which, $41 million and $164 million, respectively, remained unused and available at June 30, 2000.

Also, our non-regulated subsidiaries have established lines of credit. As on June 30, 2000, $2.4 million was unused and available on these established lines. Our non-regulated subsidiaries have the availability of funds from Cinergy Corp. if the need arises.

A portion of each company's committed lines is used to provide credit support for commercial paper (discussed below) and other uncommitted lines. When committed lines are reserved for commercial paper or other uncommitted lines, they are not available for additional borrowings.

Commercial Paper The commercial paper (debt instruments exchanged between companies) program is limited to a maximum outstanding principal amount of $400 million for Cinergy Corp. As of June 30, 2000, Cinergy Corp. had issued $216 million in commercial paper.

CG&E and PSI also have the capacity to issue commercial paper, which must be supported by available committed lines of the respective company. The maximum outstanding principal amount for CG&E is $200 million and for PSI is $100 million. At June 30, 2000, neither CG&E nor PSI had issued any commercial paper.

Variable Rate Pollution Control Notes CG&E and PSI have issued variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes). Because the holders of these notes have the right to redeem their notes on any business day, they are reflected in Notes payable and other short-term obligations in the Consolidated Balance Sheets for Cinergy on page 7, for CG&E on page 14, and for PSI on page 19. At June 30, 2000, CG&E and PSI had $184 million and $82.6 million, respectively, outstanding in pollution control notes.

Money Pool Our operating companies and their subsidiaries participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, our operating companies and their subsidiaries with surplus short-term funds provide short-term loans to each other. This surplus cash may be from internal or external sources. The amounts outstanding under this money pool arrangement are shown as Notes receivable from affiliated companies or Notes payable to affiliated companies on the Consolidated Balance Sheets for CG&E on pages 13 through 14, PSI on pages 18 through 19, and the Balance Sheets for ULH&P on pages 23 through 24.

Long-term Debt Under the PUHCA authorization mentioned above, we are able to issue and sell long-term debt at the parent holding company level. As of June 30, 2000, Cinergy Corp. has $400 million of long-term debt outstanding.

Currently, our operating companies have the following types of outstanding long-term debt: First Mortgage Bonds and other Secured Notes, and Senior and Junior Unsecured Debt. Under our existing authority, the remaining unissued debt, as of June 30, 2000, is reflected in the following table:

--------------------------------------------------------------------------------
            Authorizing Agency                     CG&E        PSI        ULH&P
--------------------------------------------------------------------------------
                                                          (in millions)

Applicable State Utility Commission
(Secured or Unsecured Debt)                        $200       $346         $30

--------------------------------------------------------------------------------

We may, at any time, request additional long-term debt authorization. This request is subject to regulatory approval, which may or may not be granted.

As of June 30, 2000, through shelf registrations filed with the SEC under the Securities Act of 1933, we could issue the following amounts of debt securities:

--------------------------------------------------------------------------------
                                                   CG&E        PSI        ULH&P
--------------------------------------------------------------------------------
                                                          (in millions)

First Mortgage Bonds and Other Secured Notes       $300       $265         $20
Senior or Junior Unsecured Debt                      50        400          30

--------------------------------------------------------------------------------

For information regarding recent issuances and redemptions of long-term debt securities, see Note 3 of the "Notes to Financial Statements" in "Part I. Financial Information" on page 28.

Securities Ratings

On June 1, 2000, Fitch IBCA, Inc. and Duff & Phelps Credit Rating Co. merged, and are now known as Fitch, thus they combined their ratings of Cinergy Corp. and its affiliates. As of July 31, 2000, the major credit rating agencies rated our securities as follows:

--------------------------------------------------------------------------------

                                Fitch(1)       Moody's (2)          S&P (3)
                             ---------------  ---------------   ----------------


Cinergy Corp.
    Corporate Credit            BBB+            Baa2               BBB+
    Commercial Paper            F-2             P-2                A-2


CG&E
    Secured Debt                A-              A3                 A-
    Senior Unsecured Debt       BBB+            Baa1               BBB+
    Junior Unsecured Debt       BBB             Baa2               BBB
    Preferred Stock             BBB             baa1               BBB
    Commercial Paper            F-2             P-2                Not Rated


PSI
   Secured Debt                 A-              A3                 A-
   Senior Unsecured Debt        BBB+            Baa1               BBB+
   Junior Unsecured Debt        BBB             Baa1               BBB
   Preferred Stock              BBB             baa1               BBB
   Commercial Paper             F-2             P-2                Not Rated


ULH&P
   Secured Debt                 A-               A3                A-
   Unsecured Debt               Not Rated        Baa1              BBB+

--------------------------------------------------------------------------------

     (1)  Fitch (Fitch)
     (2)  Moody's Investors Service (Moody's)
     (3)  Standard & Poor's Ratings Services (S&P)

--------------------------------------------------------------------------------

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Guarantees

We are subject to a SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees (promises to pay by one party in the event of default by another party) at any one time to $2 billion. This is an increase from the previous $1 billion guarantee level as a result of the June 23, 2000 order received from the SEC. As of June 30, 2000, we had $685 million outstanding under the guarantees issued.

2000 RESULTS OF OPERATIONS

SUMMARY OF RESULTS

Electric and gas margins and net income for Cinergy, CG&E, and PSI for the quarters ended June 30, 2000, and 1999, were as follows:

--------------------------------------------------------------------------------

                            Cinergy (1)           CG&E               PSI
                      -------------------- ------------------- -----------------
                         2000      1999      2000      1999     2000      1999
                      -------------------- ------------------- -----------------
                                             (in thousands)

Electric gross margin $549,801  $491,027  $307,797  $260,782  $221,953  $226,329
Gas gross margin        41,821    35,154    35,352    33,120         -         -
Net income              75,115    59,058    55,881    38,922    18,916    25,580

(1)  The results of Cinergy also include amounts related to non-registrants.

--------------------------------------------------------------------------------

Our diluted earnings per share for the second quarter of 2000 increased to $.47 per share from $.37 per share for the same period of 1999.

Earnings of our regulated operations, including the supply business, increased $.13 per share in the second quarter of 2000, when compared to the same period of 1999. The improved results are attributable to growth in margins of the company's regulated businesses and an increase in electricity trading volumes of about 55 percent for the second quarter and the first six months over the prior year. Partially offsetting this increase was a decrease of $.03 per share in the contribution to earnings of our non-regulated investment activities. This decrease primarily reflects the loss of earnings from the company's share in Midlands Electricity plc, which was sold in the third quarter of 1999.

The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI, which begin on page 5. However, only the line items that varied significantly from prior periods are discussed.

ELECTRIC OPERATING REVENUES

--------------------------------------------------------------------------------
              Cinergy (1)                 CG&E                    PSI
--------------------------------  ----------------------  ----------------------
           2000   1999  % Change   2000  1999  % Change    2000   1999  % Change
--------------------------------  ----------------------  ----------------------
                                        (in millions)

Retail   $  651   $623     4      $360   $345      4       $291   $278      5
Wholesale   555    285    95       282    126    124        321    174     84
Other        44     34    29         5      6    (17)         8     11    (27)
           --------------------- ----------------------    ---------------------
 Total   $1,250   $942    33      $647   $477     36       $620   $463     34

(1)  The results of Cinergy also include amounts related to non-registrants.

--------------------------------------------------------------------------------

Electric operating revenues for Cinergy, CG&E, and PSI increased for the quarter ended June 30, 2000, as compared to 1999, mainly due to an increase in volumes and the average price per kilowatt-hour (kWh) realized on non-firm wholesale transactions related to energy marketing and trading activity. Non-firm power is power without a guaranteed commitment for physical delivery. In addition, the growth in retail revenues reflects increased volumes due to growth in the average number of residential and commercial customers. Other electric operating revenues increased for Cinergy due to growth in the non-regulated activities.

GAS OPERATING REVENUES

--------------------------------------------------------------------------------

                       Cinergy (1)                          CG&E
             --------------------------------  ---------------------------------
                2000      1999     % Change       2000      1999     % Change
             --------------------------------  ---------------------------------
                                       (in millions)

Non-regulated    $432        $275      57          $  -   $     -         -
Retail             48          42      14            48        42        14
Transportation     11          11       -            11        11         -
Other               1           1       -             1         1         -
             ----------------------            ----------------------
   Total         $492        $329      50           $60   $    54        11

(1)  The results of Cinergy also include amounts related to non-registrants.

--------------------------------------------------------------------------------

Gas operating revenues for Cinergy increased in the second quarter of 2000, when compared to the same period last year. This increase is primarily the result of a higher price realized per thousand cubic feet (mcf) sold by Cinergy Marketing & Trading, LLC (Marketing & Trading).

CG&E's retail revenues increased primarily due to a higher price realized per mcf sold. Also, contributing to the increase in retail revenues were higher mcf sales, reflecting a return to more normal weather when compared to the same period in 1999.

OTHER REVENUES

Other operating revenues for Cinergy increased $23 million in the second quarter of 2000, when compared to the same period in 1999, primarily due to revenues from the marketing of energy-related services.

OPERATING EXPENSES

---------------------------------------------------------------------------------------------------------------------------


                                  Cinergy (1)                          CG&E                              PSI
                        -------------------------------- --------------------------------- --------------------------------
                           2000      1999    % Change       2000      1999     % Change       2000      1999     % Change
                        -------------------------------- --------------------------------- --------------------------------
                                                                  (in millions)
    Fuel                 $   206    $  186       11          $ 87       $ 76       14          $113       $104        9
    Purchased and

      exchanged power        495       265       87           252        140       80           285        133      114
    Gas purchased            450       294       53            24         20       20             -          -        -
    Operation                230       172       34            94         70       34            94         82       15
    Maintenance               60        64       (6)           29         30       (3)           30         35      (14)
    Depreciation and
      amortization            93        88        6            53         51        4            35         34        3
    Taxes other than

       income taxes           68        69       (1)           54         55       (2)           14         14        -
                        ---------------------          ------------------------          ------------------------
      Total               $1,602    $1,138       41          $593       $442       34          $571       $402       42

(1)   The results of Cinergy also include amounts related to non-registrants.


--------------------------------------------------------------------------------------------------------------------------

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the quarter ended June 30, 1999, to the quarter ended June 30, 2000:

--------------------------------------------------------------------------------

                                       Cinergy (1)     CG&E         PSI
                                       --------------------------------------
                                                  (in millions)

   Fuel expense - June 30, 1999            $186          $76        $104

   Increase (Decrease) due to changes
   in:

   Price of fuel                             (8)          (5)         (3)
   Deferred fuel cost                        21           11          10
   kWh generation                             7            5           2
                                       --------------------------------------
   Fuel expense - June 30, 2000            $206          $87        $113


  (1) The results of Cinergy also include amounts related to non-registrants.

--------------------------------------------------------------------------------

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy, CG&E, and PSI for the second quarter of 2000 compared to last year, primarily due to an increase in purchases of non-firm wholesale power as a result of an increase in sales volume in the energy marketing and trading operations.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the second quarter of 2000, when compared to the same period last year, primarily due to an increase in the average cost per mcf of gas purchased.

CG&E's Gas purchased expense also increased due to higher mcf volumes purchased during the second quarter of 2000, as compared to the same period of 1999.

Operation

Cinergy's, CG&E's, and PSI's Operation expenses increased for the quarter ended June 30, 2000, as compared to the same period last year, primarily due to an increase in expenses associated with the marketing of energy-related services and expenses related to the limited early retirement plan (LERP). For a further discussion of the LERP, see the "Corporate Center Restructuring" section on page 58.

Maintenance

Cinergy's and PSI's Maintenance expenses decreased for the quarter ended June 30, 2000, as compared to the same period last year, primarily due to activities associated with planned production outages and other repairs performed at certain facilities during 1999.

Depreciation and Amortization

Cinergy's Depreciation and amortization costs increased for the quarter ended June 30, 2000, as compared to the same period last year, primarily due to additions to depreciable plant.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

Cinergy's Equity in earnings of unconsolidated subsidiaries decreased $9 million (67%) for the second quarter of 2000, when compared to the same period last year. This decrease is primarily due to the loss in earnings resulting from our 50% ownership interest in Midlands Electricity plc, which was sold in the third quarter of 1999.

INTEREST

Cinergy's Interest expense decreased $8 million (13%) for the second quarter of 2000, when compared to the same period last year. This decrease is primarily due to a reduction in short-term borrowings as a result of the sale of Midlands Electricity plc. This decrease was slightly offset by an increase in average short-term interest rates.

2000 RESULTS OF OPERATIONS

SUMMARY OF RESULTS

Electric and gas margins and net income for Cinergy, CG&E, and PSI for the six months ended June 30, 2000, and 1999, were as follows:

-------------------------------------------------------------------------------------------------------------------------


                                   Cinergy (1)                       CG&E                           PSI
                           ----------------------------- -----------------------------  -----------------------------
                                2000          1999            2000          1999             2000          1999
                           ----------------------------- -----------------------------  -----------------------------
                                                                (in thousands)

   Electric gross margin      $1,115,720   $1,026,390         $605,463      $543,497         $484,276     $473,867
   Gas gross margin              134,404      122,060          124,198       118,039                -            -
   Net income                    213,554      186,303          151,845       119,159           69,129       65,421

  (1)  The results of Cinergy also include amounts related to non-registrants.


---------------------------------------------------------------------------------------------------------------------------

Our diluted earnings per share for the six months ending June 30, 2000, increased to $1.34 per share from $1.17 per share for the same period of 1999.

Earnings of our regulated operations, including the supply business, increased $.34 per share for the six months ending June 30, 2000, when compared to the same period in 1999. The improved results are attributable to growth in margins of the company's regulated businesses and an increase in electricity trading volumes of about 55 percent for the second quarter and the first six months over the prior year. Partially offsetting this increase was a decrease of $.17 per share in the contribution to earnings of our non-regulated investment activities. This decrease primarily reflects the loss of earnings from the company's share in Midlands Electricity plc, which was sold in the third quarter of 1999.

The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI, which begin on page 5. However, only the line items that varied significantly from prior periods are discussed.

ELECTRIC OPERATING REVENUES

-------------------------------------------------------------------------------------------------------------------

                     Cinergy (1)                           CG&E                               PSI
           ---------------------------------  --------------------------------  --------------------------------
              2000       1999     % Change       2000      1999     % Change       2000      1999     % Change
           ---------------------------------  --------------------------------  --------------------------------
                                                       (in millions)

Retail        $1,301     $1,300        -         $  712      $703        1        $   589      $596       (1)
Wholesale        939        551       70            463       247       87            548       331       66
Other             77         60       28             10         9       11             17        19      (11)
           -----------------------            ----------------------            ----------------------
  Total       $2,317     $1,911       21         $1,185      $959       24         $1,154      $946       22

   (1)   The results of Cinergy also include amounts related to non-registrants.


-------------------------------------------------------------------------------------------------------------------

Electric operating revenues for Cinergy, CG&E, and PSI increased for the six months ended June 30, 2000, as compared to 1999, mainly due to an increase in volumes and the average price per kWh realized on non-firm wholesale transactions related to energy marketing and trading activity. Other electric revenues increased for Cinergy due to growth in sales of energy related services.

GAS OPERATING REVENUES

--------------------------------------------------------------------------------

                        Cinergy (1)                          CG&E
              --------------------------------  --------------------------------
                 2000      1999     % Change       2000      1999     % Change
              --------------------------------  --------------------------------
                                          (in millions)

Non-regulated     $753     $533        41       $     -   $     -         -
Retail             201      184         9           201       184         9
Transportation      33       30        10            33        30        10
Other                3        3         -             4         3        33
              ----------------------            ----------------------
   Total          $990     $750        32          $238      $217        10

(1)  The results of Cinergy also include amounts related to non-registrants.

--------------------------------------------------------------------------------

Gas operating revenues for Cinergy increased in the six months ending June 30, 2000, when compared to the same period last year. This increase is primarily the result of a higher price realized per mcf sold by Marketing & Trading.

CG&E's retail revenues increased primarily due to a higher price realized per mcf sold. Transportation revenues increased due to the continued trend of full-service customers (customers who purchase gas and utilize the transportation services of CG&E) purchasing gas directly from suppliers and using transportation services provided by CG&E.

OTHER REVENUES

Other operating revenues for Cinergy increased $28 million for the six months ending June 30, 2000, when compared to the same period in 1999, primarily due to revenues from the marketing of energy-related services.

 OPERATING EXPENSES

--------------------------------------------------------------------------------------------------------------------

                                  Cinergy (1)                          CG&E                              PSI
                        -------------------------------- --------------------------------- --------------------------------
                           2000      1999    % Change       2000      1999     % Change       2000      1999     % Change
                        -------------------------------- --------------------------------- --------------------------------
                                                                  (in millions)
    Fuel                 $   392    $  384        2       $   169       $162        4        $  212       $211        -
    Purchased and

      exchanged power        809       500       62           411        253       62           458        261       75
    Gas purchased            856       628       36           114         99       15             -          -        -
    Operation                424       366       16           174        154       13           178        170        5
    Maintenance              112       115       (3)           54         55       (2)           57         60       (5)
    Depreciation and

      amortization           183       175        5           104        101        3            70         68        3
    Taxes other than

       income taxes          135       139       (3)          104        109       (5)           28         29       (3)
                        ---------------------          ------------------------          ------------------------
      Total               $2,911    $2,307       26        $1,130       $933       21        $1,003       $799       26

(1)   The results of Cinergy also include amounts related to non-registrants.

--------------------------------------------------------------------------------

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the six months ending June 30, 1999, to the six months ending June 30, 2000:

--------------------------------------------------------------------------------

                                       Cinergy (1)     CG&E         PSI
                                       --------------------------------------
                                  (in millions)

   Fuel expense - June 30, 1999            $384         $162        $211

   Increase (Decrease) due to changes
   in:

   Price of fuel                            (10)          (7)         (3)
   Deferred fuel cost                        (1)           7          (8)
   kWh generation                            19            7          12
                                       --------------------------------------
   Fuel expense - June 30, 2000            $392         $169        $212


(1)  The results of Cinergy also include amounts related to non-registrants.

--------------------------------------------------------------------------------

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy, CG&E, and PSI for the six months ending June 30, 2000, compared to last year. This increase was primarily due to an increase in purchases of non-firm wholesale power as a result of an increase in sales volume in the energy marketing and trading operations.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the six months ending June 30, 2000, when compared to the same period last year, primarily due to an increase in the average cost per mcf of gas purchased.

Operation

Cinergy's, CG&E's, and PSI's Operation expenses increased for the six months ended June 30, 2000, as compared to the same period last year, primarily due to an increase in expenses associated with the marketing of energy-related services and expenses related to the LERP. For a further discussion of the LERP, see the "Corporate Center Restructuring" section on page 58.

Maintenance

Cinergy's and PSI's Maintenance expenses decreased for the six months ended June 30, 2000, as compared to the same period last year, primarily due to activities associated with planned production outages and other repairs performed at certain facilities during 1999.

Depreciation and Amortization

Cinergy's Depreciation and amortization costs increased for the six months ending June 30, 2000, as compared to the same period last year, primarily due to additions to depreciable plant.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

Cinergy's Equity in earnings of unconsolidated subsidiaries decreased $52 million (89%) for the six months ending June 30, 2000, when compared to the same period last year. This decrease is primarily due to the loss in earnings resulting from our 50% ownership interest in Midlands Electricity plc, which was sold in the third quarter of 1999.

INTEREST

Cinergy's Interest expense decreased $17 million (14%) for the six months ending June 30, 2000, when compared to the same period last year. This decrease is primarily due to a reduction in short-term borrowings as a result of the sale of Midlands Electricity plc. This decrease was slightly offset by an increase in average short-term interest rates.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the six months ended June 30, 2000, in accordance with General Instruction H(2)(a).

Electric and gas margins and net income for ULH&P for the six months ended June 30, 2000, and 1999, were as follows:

--------------------------------------------------------------------------------

                                               ULH&P

                                   ------------------------------
                                        2000           1999
                                   ------------------------------
                                          (in thousands)

   Electric gross margin              $29,228        $24,150
   Gas gross margin                    21,565         21,201
   Net income                          10,923          7,962

--------------------------------------------------------------------------------

Electric operating revenues for the six months ended June 30, 2000, compared to last year, increased mainly due to higher retail kWh sales resulting from an increase in kWh usage and growth in the number of commercial and industrial customers. This increase in kWh volume caused a corresponding increase in Purchased and exchanged power expense.

The increase in Gas operating revenues for the six months ended June 30, 2000, compared to last year, was mainly due to a higher price received per mcf sold and an increase in the number of residential and commercial customers. Gas purchased expense increased due to an increase in the average cost per mcf of gas purchased.

The increase in Depreciation and amortization costs for the six months ended June 30, 2000, as compared to the same period last year, was primarily due to additions to depreciable plant.

Interest expense increased for the six months ended June 30, 2000, as compared to the same period last year, primarily due to increased borrowings from CG&E and PSI.

FUTURE EXPECTATIONS/TRENDS

In the "Future Expectations/Trends" section, we discuss electric industry developments, market risk sensitive instruments and positions, accounting changes, the corporate center restructuring, and the shareholder rights plan. Each of these discussions will address the current status and potential future impact on our results of operations and financial condition.

ELECTRIC INDUSTRY

Wholesale Market Developments

Supply-side Actions As discussed in the 1999 Form 10-K, on September 30, 1999, one of our non-regulated subsidiaries formed a partnership (each party having a 50% ownership) with Duke Energy North America LLC, in an effort to increase the available generating capacity for use during peak demand periods. This partnership is to jointly construct and own three wholesale generating facilities. On March 9, 2000, the Indiana Utility Regulatory Commission (IURC) issued an order (Cause No. 41569), requiring us to immediately cease all construction activities at the site located near Cadiz, (Henry County) Indiana (a planned peaking plant with a total capacity of 132 megawatts (MW)). In making this decision the IURC found that it needs additional information related to the project before issuing a final decision. The IURC requested the Henry County Planning Commission and/or the Henry County Commissioners to supply additional information, which was provided in June 2000. The issues raised by Henry County were air quality, water supply, noise control, landscaping, plant abandonment, and emergency services training. On July 14, 2000, Cinergy filed its response to the information provided by Henry County, indicating how it would address the concerns of Henry County. Cinergy anticipates that further hearings on the matter will be held in the fall of 2000. At this time, Cinergy cannot currently predict the outcome of this matter.

The remaining facilities (with total capacity of approximately 1,268 MW) became fully operational in June 2000. We are supplementing this additional capability with block power purchases for the summer of 2000 peak period.

Retail Market Developments

Federal The Clinton Administration has introduced a bill--the Comprehensive Electricity Competition Act--that would grant all retail electric customers the right to choose their electricity supplier beginning January 1, 2003. The legislation would allow a state regulatory authority to opt out of the retail competition system if the authority conducted a public proceeding and determined that the electric customers of that state would be better served by a monopoly system or an alternative retail competition plan. A "compromise bipartisan" deregulation bill introduced on May 26, 1999, by Representatives Largent (R-OK) and Markey (D-MA) includes similar mandates and opt out provisions with an effective date of January 1, 2002.

After attempting for several months to reach consensus on comprehensive electric restructuring legislation, the U.S. Senate on June 30, 2000, approved S.2071, the Electric Reliability 2000 Act. S.2071 would authorize the establishment of a North American Electric Reliability Organization and not legislate on additional issues surrounding the restructuring of the electricity industry. It remains uncertain whether federal retail customer choice legislation will be passed by this Congress.

Ohio As discussed in the 1999 Form 10-K, during 1999, Ohio Governor Robert Taft signed into law a bill creating a competitive electric retail service market beginning January 1, 2001. As required by the bill, CG&E filed its transition plan on December 28, 1999.

On May 8, 2000, CG&E reached a stipulated agreement with the Public Utilities Commission of Ohio staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio beginning January 1, 2001. The major features of this agreement include:

     o    Residential customer rates will be frozen through December 31, 2005;

     o Residential customers will receive a five-percent reduction in the generation portion of their electric rates, effective January 1, 2001;

     o CG&E has agreed to provide $4 million over the next five years in support of energy efficiency and weatherization services for low income customers;

     o The creation of a Regulatory Transition Charge (RTC), designed to recover CG&E's regulatory assets and other transition costs over a ten-year period;

     o Authority for CG&E to transfer its generation assets to a separate, non-regulated corporate subsidiary to provide flexibility to manage its generation asset portfolio in a manner that enhances opportunities in a competitive marketplace;

     o Authority for CG&E to apply the proceeds of transition cost recovery to costs incurred during the transition period including implementation costs and purchased power costs that may be incurred by CG&E to maintain an operating reserve margin sufficient to provide reliable service to its customers;

     o CG&E will provide standard offer default supplier service (i.e., CG&E will be the supplier of last resort, so that no customer will be without an electric supplier); and

     o    CG&E has agreed to provide shopping credits to switching customers.

CG&E expects the settlement to be approved prior to the end of the third quarter of 2000.

For additional information, see Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information" on page 38.

Midwest ISO

As part of the effort to create a competitive wholesale power marketplace, the Federal Energy Regulatory Commission (FERC) approved the formation of the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) during 1998. The Midwest ISO will oversee the combined transmission systems of its members. The organization is expected to begin operations in late 2001. This effort will help to facilitate a reliable and efficient market for electric power and create open transmission access consistent with FERC policies. The Midwest ISO currently includes 16 members with over 52,000 miles of transmission lines in 12 states and an aggregate investment of approximately $8 billion. Formal agreements have been signed to merge the Midwest ISO and the Mid-Continent Area Power Pool. Several conditions of these agreements must be met before the merger can be consummated.

Significant Rate Developments

Purchased Power Tracker On May 28, 1999, PSI filed a petition with the IURC seeking approval of a purchased power tracking mechanism (tracker). This request is designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause. The tracker is intended to apply to a limited number of purchases made for the purpose of ensuring adequate power reserves to meet peak retail native load requirements, which in recent years have coincided with periods of extreme price volatility. As proposed by PSI, the tracker would only apply to capacity purchases which are presented to the IURC for review and approved by the IURC as reasonable under the circumstances. On May 31, 2000, the IURC approved the tracker for the summer of 2000. As requested in the order, PSI filed its actual purchase agreements for the summer of 2000 with the IURC. When the summer of 2000 is concluded, the IURC will (1) review PSI's purchases and rule on the associated requests for recovery of costs, and (2) will determine whether it is appropriate to continue the tracking mechanism for future periods.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Energy Commodities Sensitivity

We market and trade electricity, natural gas, and other energy-related products. We use over-the-counter forward and option contracts for the purchase and sale of electricity and also trade exchange-traded futures contracts. See Notes 1(b) and 1(c) of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 26 through 27, for our accounting policies for certain derivative instruments. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" pages 61 through 64, of our 1999 Form 10-K. Our market risks have not changed materially from the market risks reported in the 1999 Form 10-K.

Exchange Rate Sensitivity

From time to time, we may utilize foreign exchange forward contracts and currency swaps to hedge certain of our net investments in foreign operations. See Notes 1(b) and 1(c) of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 26 through 27, for our accounting policies for certain derivative instruments.

Interest Rate Sensitivity

Our net exposure to changes in interest rates primarily consist of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the exposure to fluctuations in interest rates and to lower funding costs, we evaluate the use of, and have entered into, interest rate swaps. See Notes 1(b) and 1(c) of the "Notes to Financial Statements" in "Part
I. Financial Information" on pages 26 through 27, for our accounting policies for certain derivative instruments. Our market risks have not changed materially from the market risks reported in the 1999 Form 10-K.

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

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No.133 (Statement 137). Statement 137 deferred the effective date of Statement 133 by one year. As a result, Statement 133 will be effective for fiscal years beginning after June 15, 2000.

Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (Statement 138) was issued in June 2000. Statement 138 addresses implementation issues and reflects decisions of the FASB regarding recommendations of the FASB sponsored Derivatives Implementation Group.

We expect to reflect the adoption of Statement 133 in financial statements issued beginning in the first quarter of 2001. In preparation for our implementation of this new standard, we have formed a cross-functional project team. The project team is identifying and analyzing all contracts which could be subject to the new standard, developing required documentation, defining relevant processes and information systems needs, and promoting internal awareness of the requirements and potential effects of the new standard. While we continue to analyze and follow the development of implementation guidelines, at this time we are unable to predict whether the implementation of this accounting standard will be material to our results of operations and financial position. However, the adoption of Statement 133 could increase volatility in earnings and other comprehensive income.

CORPORATE CENTER RESTRUCTURING

On March 10, 2000, we announced a plan to reorganize our corporate center that will eliminate approximately 240 jobs. Cinergy offered a limited early retirement plan (LERP) in connection with this reorganization. In June 2000, we recorded a one-time expense of approximately $11 million relating to benefits provided to LERP participants.

SHAREHOLDER RIGHTS PLAN

On July 19, 2000, Cinergy Corp.'s board of directors approved a Shareholder Rights Plan (the Plan) that will take effect after approval by the SEC under the PUHCA. We filed an application with the SEC on July 28, 2000, requesting approval of the Plan.

Under the Plan, each shareholder would receive a right to purchase from Cinergy Corp. one share of common stock at a price of $100. Initially, the Rights will not be represented by separate certificates and will not trade separately from Cinergy shares of common stock. The rights would separate from the common stock ten days after either of the following occurred:

     o the public announcement of an acquisition of ten percent or more of the company's common stock, or

     o the commencement of a tender offer or exchange offer by which a person or group would acquire ten percent or more of the common stock of Cinergy Corp.

The Rights become exercisable if one of these events occurs and the rights are no longer redeemable by the board of directors. If the rights become exercisable after someone has acquired ten percent or more of the company's common stock, holders of the rights will have the right to purchase the common stock of Cinergy Corp. at a 50% discount. However, any rights held by the acquirer would not be exercisable.

In addition, if the rights become exercisable and Cinergy Corp. engages in a merger or consolidation in which it is not the surviving corporation or in which all or part of its common stock is changed or exchanged, or if 50% or more of the company's assets are sold, each holder of a right would have the right to acquire common stock of the acquirer at a 50% discount.

The rights will be distributed to holders of record at the close of business on the tenth business day following announcement by Cinergy Corp. of approval from the SEC under the PUHCA. The board of directors may direct Cinergy Corp. to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of ten percent or more of Cinergy Corp.'s common stock.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

                                ABOUT MARKET RISK

Reference  is made to the "Market  Risk  Sensitive  Instruments  and  Positions"
section in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" on page 57, and Notes 1(b) and 1(c) of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 26 through 27.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

New Source Review, Manufactured Gas Plant Sites, and Other

See Notes 4(b), (c), and (d), respectively, of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 30 through 33.

M Metals Superfund Site

On July 6, 2000, the EPA identified PSI and the Indianapolis Power and Light Company (IPL) as potentially responsible parties for the release of hazardous substances at the M Metals Superfund Site (Site) located in Indianapolis, Indiana. The EPA advised that it had taken response actions relating to the Site and had incurred costs of approximately $500 thousand. The EPA has demanded reimbursement of the costs incurred related to the Site and has encouraged PSI and IPL to work out an allocation between themselves for the payment of the costs. However, PSI and IPL will be held jointly and severally liable for the costs. PSI is considering how to respond to the demand.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits identified with a pound sign (#) are being filed herewith by the registrant identified in the exhibit discussion below and are incorporated herein by reference with respect to any other designated registrant. Exhibits identified with a tilde (~) are not filed herewith, however, a copy will be provided to the Securities and Exchange Commission pursuant to ss.229.601(b).

       Exhibit
     Designation   Registrant                  Nature of Exhibit                          Filed as Exhibit to:
     -----------   ----------                  -----------------                          --------------------


                                      #Loan agreement between PSI and the Indiana
                     Cinergy          Development Finance Authority dated as of
         4a          PSI              May 1, 2000.                                       PSI June 30, 2000 Form 10-Q.

                                     ~Trust Indenture between the Indiana
                     Cinergy          Development Finance Authority and Fifth
         4b          PSI              Third Bank, as Trustee, dated May 1, 2000.


     Financial Data
        Schedule

                     Cinergy
                     CG&E
                     PSI              Financial Data Schedules (included in
         27          ULH&P            electronic submission only)


(b)  No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

                                                       CINERGY CORP.
                                          The Cincinnati Gas & Electric Company
                                                      PSI Energy, Inc.
                                         The Union Light, Heat and Power Company
                                         ---------------------------------------
                                                        Registrants

Date:  August 11, 2000                            /s/  Bernard F.Roberts
                                         ---------------------------------------
                                                       Bernard F. Roberts
                                                    Duly Authorized Officer
                                                             and
                                                    Chief Accounting Officer