Form 10-Q
period 2000-09-30
CINERGY CORP; CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC; UNION LIGHT HEAT & POWER CO
filed 2000-11-13
CIK 899652, 20290, 81020, 100858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11377	CINERGY CORP. (A Delaware Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 287-1099	31-1385023

1-1232	THE CINCINNATI GAS & ELECTRIC COMPANY (An Ohio Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 287-1099	31-0240030

1-3543	PSI ENERGY, INC. (An Indiana Corporation) 1000 East Main Street Plainfield, Indiana 46168 (513) 287-1099	35-0594457

2-7793	THE UNION LIGHT, HEAT AND POWER COMPANY (A Kentucky Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 287-1099	31-0473080

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

As of October 31, 2000, shares of Common Stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	158,967,661

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item
Number

PART 1 FINANCIAL INFORMATION

  1         Financial Statements
                 Cinergy Corp.
                    Consolidated Statements of Income
                    Consolidated Balance Sheets
                    Consolidated Statements of Changes in Common Stock Equity
                    Consolidated Statements of Cash Flows

                 The Cincinnati Gas & Electric Company
                    Consolidated Statements of Income and Comprehensive Income
                    Consolidated Balance Sheets
                    Consolidated Statements of Cash Flows

                 PSI Energy, Inc.
                    Consolidated Statements of Income and Comprehensive Income
                    Consolidated Balance Sheets
                    Consolidated Statements of Cash Flows

                 The Union Light, Heat and Power Company
                    Statements of Income and Comprehensive Income
                    Balance Sheets
                    Statements of Cash Flows

             Notes to Financial Statements

             Cautionary Statements Regarding Forward-Looking Information

  2         Management’s Discussion and Analysis of Financial Condition and
                Results of Operations
                 Introduction
                 Liquidity
                 Capital Resources
                 2000 Quarterly Results of Operations- Historical
                 2000 Year to Date Results of Operations- Historical
                 2000 Results of Operations- Future

  3         Quantitative and Qualitative Disclosures About Market Risk

PART II OTHER INFORMATION

  1         Legal Proceedings

  6         Exhibits and Reports on Form 8-K

             Signatures

                                                      CINERGY CORP.
                                            CONSOLIDATED STATEMENTS OF INCOME

                                                 Quarter Ended                        Year To Date
                                                  September 30                        September 30
                                              2000              1999              2000             1999
                                                (dollars in thousands, except per share amounts)
                                                                   (unaudited)
Operating Revenues
   Electric                             $   1,599,468  $     1,396,837    $    3,916,518  $     3,307,462
   Gas                                        677,917          375,837         1,668,272        1,125,812
   Other                                       22,400            9,524            67,586           26,602
                                               ------            -----            ------           ------
Total Operating Revenues                    2,299,785        1,782,198         5,652,376        4,459,876

Operating Expenses
   Fuel and purchased and
     exchanged power                        1,048,189          891,351         2,249,519        1,775,586
   Gas purchased                              634,917          349,259         1,490,868          977,174
   Operation and maintenance                  259,950          245,330           795,453          726,310
   Depreciation and amortization               94,066           88,734           277,512          263,412
   Taxes other than income taxes               66,892           70,077           201,481          208,688
                                               ------           ------           -------          -------
Total Operating Expenses                    2,104,014        1,644,751         5,014,833        3,951,170

Operating Income                              195,771          137,447           637,543          508,706

Equity in Earnings of Unconsolidated
   Subsidiaries                                   165              372             6,340           58,076
Gain on Sale of Investment in
   Unconsolidated Subsidiary                        -           99,272                 -           99,272
Miscellaneous - Net                            12,073            8,729            12,187           (2,965)
Interest Expense                               60,166           56,404           164,709          177,957

Income Before Taxes                           147,843          189,416           491,361          485,132

Income Taxes                                   52,959           66,489           180,285          173,173
Preferred Dividend Requirements
   of Subsidiaries                              1,070            1,364             3,708            4,093
                                                =====            =====             =====            =====
Net Income                              $      93,814  $       121,563    $      307,368  $       307,866

Average Common Shares Outstanding
                                              158,938          158,907           158,928          158,844

Earnings Per Common Share
   Net Income                           $        0.59  $          0.77     $        1.93  $          1.94

Earnings Per Common Share-Assuming
    Dilution
   Net income                           $        0.58   $         0.76     $        1.92  $          1.93

Dividends Declared Per Common Share
                                        $        0.45   $         0.45     $        1.35  $          1.35

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                                       CINERGY CORP.
                                                CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                September 30                December 31
                                                                     2000                       1999
                                                                 (unaudited)
                                                                          (dollars in thousands)

Current Assets
   Cash and cash equivalents                                $      121,486              $       81,919
   Restricted deposits                                                 781                         628
   Notes receivable                                                 34,626                         481
   Accounts receivable less accumulated provision for
      doubtful accounts of $26,211 at September 30, 2000,
      and $26,811 at December 31, 1999                           1,358,987                     706,068
   Materials, supplies, and fuel - at average cost                 183,841                     205,749
   Prepayments and other                                           103,601                      77,701
   Energy risk management current assets                           376,025                     131,145
                                                                   -------                     -------
                Total Current Assets                             2,179,347                   1,203,691

Utility Plant - Original Cost
   In service
     Electric                                                    9,602,010                   9,414,744
     Gas                                                           849,027                     824,427
     Common                                                        210,826                     189,124
                                                                   -------                     -------
        Total                                                   10,661,863                  10,428,295
   Accumulated depreciation                                      4,489,017                   4,259,877
                                                                 ---------                   ---------
        Total                                                    6,172,846                   6,168,418
   Construction work in progress                                   346,759                     249,054
                                                                   -------                     -------
                Total Utility Plant                              6,519,605                   6,417,472

Other Assets
   Regulatory assets                                             1,020,328                   1,055,012
   Investments in unconsolidated subsidiaries                      481,962                     358,853
   Energy risk management non-current assets                        74,383                      26,624
   Other                                                           677,406                     555,296
                                                                   -------                     -------
                Total Other Assets                               2,254,079                   1,995,785

Total Assets                                                $   10,953,031              $    9,616,948
                                                            ==============              ==============

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                                        CINERGY CORP.
                                                 CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                  September 30               December 31
                                                                      2000                      1999
                                                                   (unaudited)
                                                                           (dollars in thousands)

Current Liabilities
   Accounts payable                                            $     1,317,180           $     734,937
   Accrued taxes                                                       250,906                 219,266
   Accrued interest                                                     62,832                  49,354
   Long-term debt due within one year                                   21,716                  31,000
   Notes payable and other short-term obligations                      818,629                 550,194
   Energy risk management current liabilities                          424,955                 126,682
   Other                                                                87,674                  76,774
                                                                        ------                  ------
               Total Current Liabilities                             2,983,892               1,788,207

Non-Current Liabilities
   Long-term debt                                                    3,033,059               2,989,242
   Deferred income taxes                                             1,174,500               1,174,818
   Unamortized investment tax credits                                  140,457                 147,550
   Accrued pension and other post-retirement
     benefit costs                                                     401,992                 355,917
   Energy risk management non-current liabilities                      123,337                 132,041
   Other                                                               267,524                 282,855
                                                                       -------                 -------
               Total Non-Current Liabilities                         5,140,869               5,082,423

Total Liabilities                                                    8,124,761               6,870,630

Cumulative Preferred Stock of Subsidiaries
   Not subject to mandatory redemption                                  62,834                  92,597

Common Stock Equity
   Common Stock - $0.01 par value;
     authorized shares  -  600,000,000; outstanding shares-
     158,967,661 at September 30, 2000 and 158,923,399 at
     December 31, 1999                                                   1,590                   1,589
   Paid-in capital                                                   1,616,456               1,597,554
   Retained earnings                                                 1,158,328               1,064,319
   Accumulated other comprehensive income (loss)                       (10,938)                 (9,741)
                                                                       -------                  ------
               Total Common Stock Equity                             2,765,436               2,653,721

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholders' Equity                     $    10,953,031           $   9,616,948
                                                               ===============           =============

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

                                                                                        Accumulated
                                                                                           Other           Total
                                                 Common    Paid-in       Retained      Comprehensive   Common Stock
                                                 Stock     Capital       Earnings      Income/(Loss)      Equity
                                                                        (dollars in thousands)
                                                                                (unaudited)

Quarter Ended September 30, 2000

Balance at July 1, 2000                        $   1,589 $  1,612,572  $    1,135,703  $       (5,316) $   2,744,548
Comprehensive income:
   Net income                                          -            -          93,814               -         93,814
   Other comprehensive income (loss),
     net of tax effect of($2,954)
      Foreign currency translation adjustment          -            -               -          (5,466)        (5,466)
      Unrealized gain (loss) on grantor and
       rabbi trusts                                    -            -               -            (156)          (156)
                                                                                                 ----           ----
   Total comprehensive income                          -            -               -               -         88,192
Issuance of 44,262 shares of common stock-net          1        1,769               -               -          1,770
Treasury shares reissued                               -        2,115               -               -          2,115
Dividends on common stock (see page 5 for
   per share amounts)                                  -            -         (71,516)              -        (71,516)
Other                                                  -            -             327               -            327
                                                 -------      -------         -------         -------        -------
Ending balance at September 30, 2000           $   1,590 $  1,616,456  $    1,158,328  $      (10,938) $   2,765,436
                                               ========= ============  ==============  ==============  =============

Quarter Ended September 30, 1999

Balance at July 1, 1999                        $   1,589 $  1,602,608  $      988,598  $      (10,359) $   2,582,436
Comprehensive income:
  Net income                                           -            -         121,563               -        121,563
  Other comprehensive income (loss), net of
    tax effect of ($683)
     Foreign currency translation adjustment           -            -               -           3,774          3,774
     Minimum pension liability adjustment              -            -               -              85             85
     Unrealized gain (loss) on grantor trust           -            -               -            (819)          (819)
     Unrealized gain (loss) on securities
       available for sale                              -            -               -            (237)          (237)
                                                                                                                ----
   Total comprehensive income                          -            -               -               -        124,366
Issuance of 31,043 shares of common stock-net          -        2,216               -               -          2,216
Treasury shares reissued                               -          850               -               -            850
Dividends on common stock (see page 5 for
   per share amounts)                                  -            -         (71,499)              -        (71,499)
Other                                                  -            -              (2)              -             (2)
                                                 -------      -------         -------         -------        -------
Ending balance at September 30, 1999           $   1,589 $  1,605,674  $    1,038,660  $       (7,556) $   2,638,367
                                               ========= ============  ==============  ==============  =============

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
                                                                                         Accumulated
                                                                                            Other          Total
                                                  Common    Paid-in       Retained      Comprehensive   Common Stock
                                                  Stock     Capital       Earnings      Income/(Loss)      Equity
                                                                       (dollars in thousands)
                                                                               (unaudited)

Nine Months Ended September 30, 2000

Balance at January 1, 2000                      $   1,589 $   1,597,554   $ 1,064,319   $        (9,741)$  2,653,721
Comprehensive income:
   Net income                                           -             -       307,368                 -      307,368
  Other comprehensive income (loss), net of
    tax effect of($2,927)
     Foreign currency translation adjustment            -             -             -            (1,180)      (1,180)
     Unrealized gain (loss) on grantor and
       rabbi trusts                                     -             -             -               (17)         (17)
                                                                                                                 ---
   Total comprehensive income                           -             -             -                 -      306,171
Issuance of 44,262 share of common stock-net            1         1,769             -                 -        1,770
Treasury shares reissued                                -        17,133             -                 -       17,133
Dividends on common stock (see page 5 for per
   share amounts)                                       -             -      (213,707)                -     (213,707)
Other                                                   -             -           348                 -          348
                                                  -------       -------       -------           -------      -------
Ending balance at September 30, 2000            $   1,590 $   1,616,456   $ 1,158,328   $       (10,938)$  2,765,436
                                                ========= =============   ===========   =============== ============

Nine Months Ended September 30, 1999

Balance at January 1, 1999                      $   1,587 $   1,595,237   $   945,214   $          (807)$  2,541,231
Comprehensive income:
  Net income                                            -             -       307,866                 -      307,866
  Other comprehensive income (loss), net of
    tax effect of $2,409
     Foreign currency translation adjustment            -             -             -            (6,258)      (6,258)
     Minimum pension liability adjustment               -             -             -                85           85
     Unrealized gain (loss) on grantor trust            -             -             -              (339)        (339)
     Unrealized gain (loss) on securities
       available for sale                               -             -             -              (237)        (237)
                                                                                                                ----
   Total comprehensive income                           -             -             -                 -      301,117
Issuance of 252,678 shares of common stock-net          2         6,493             -                 -        6,495
Treasury shares purchased                               -          (233)            -                 -         (233)
Treasury shares reissued                                -         4,177             -                 -        4,177
Dividends on common stock (see page 5 for per
   share amounts)                                       -             -      (214,413)                -     (214,413)
Other                                                   -             -            (7)                -           (7)
                                                  -------       -------       -------           -------      -------
Ending balance at September 30, 1999            $   1,589 $   1,605,674   $ 1,038,660   $        (7,556)$  2,638,367
                                                ========= =============   ===========   =============== ============

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                                     CINERGY CORP.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year to Date
                                                                       September 30
                                                                 2000                  1999
                                                                  (dollars in thousands)
                                                                       (unaudited)
Operating Activities
   Net income                                             $     307,368           $    307,866
   Items providing or (using) cash currently:
     Depreciation and amortization                              277,512              1,263,412
     Deferred income taxes and investment tax
       credits-net                                                3,414                  4,283
     Gain on sale of investment in unconsolidated
       subsidiaries                                                   -                (99,272)
     Unrealized (gain) loss from energy risk
       management activities                                     (3,070)               (51,397)
     Equity in earnings of unconsolidated subsidiaries           (6,340)               (46,059)
     Allowance for equity funds used during construction         (4,667)                (2,841)
     Regulatory assets-net                                       (5,111)              (221,470)
     Changes in current assets and current liabilities:
       Restricted deposits                                         (153)                 2,162
       Accounts and notes receivable, net of reserves on
          receivables sold                                     (692,256)              (187,136)
       Materials, supplies, and fuel                             21,908                 (6,184)
       Accounts payable                                         582,243                266,570
       Accrued taxes and interest                                45,118                  6,228
     Other items-net                                           (100,535)               263,840
                                                               --------                -------

               Net cash provided by operating activities        425,431                500,002
                                                                =======                =======

Financing Activities
   Change in short-term debt                                    268,435               (539,920)
   Issuance of long-term debt                                   126,420                541,915
   Redemption of long-term debt                                 (95,570)              (528,900)
   Retirement of preferred stock of subsidiaries                (29,392)                   (34)
   Issuance of common stock                                       1,770                  6,495
   Dividends on common stock                                   (213,707)              (214,413)
                                                               --------               --------

               Net cash provided by (used in) financing
                    activities                                   57,956               (734,857)
                                                                 ======               ========

Investing Activities
   Construction expenditures (less allowance for equity
     funds used during construction)                           (332,922)              (262,719)
   Investments in unconsolidated subsidiaries                  (110,898)              (235,363)
   Sale of investment in unconsolidated subsidiary                    -                690,269
                                                               --------               --------
               Net cash provided by (used in)
                    investing activities                       (443,820)               192,187
                                                               ========                =======

Net increase (decrease) in cash and cash equivalents             39,567                (42,668)

Cash and cash equivalents at beginning of period                 81,919                100,154
                                                                 ------                -------

Cash and cash equivalents at end of period                $     121,486           $     57,486
                                                          =============           ============

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                            THE CINCINNATI GAS & ELECTRIC COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                    Quarter Ended                       Year to Date
                                                     September 30                       September 30
                                                  2000            1999               2000              1999
                                                                (dollars in thousands)
                                                                     (unaudited)
Operating Revenues
   Electric                               $     791,655      $    699,981    $     1,976,646   $     1,658,604
   Gas                                           48,733            38,510            286,793           255,855
                                                -------           -------          ---------         ---------
Total Operating Revenues                        840,388           738,491          2,263,439         1,914,459

Operating Expenses
   Fuel and purchased and exchanged
     power                                      522,958           411,132          1,102,486           826,258
   Gas purchased                                 21,534            14,254            135,396           113,560
   Operation and maintenance                    110,860           103,150            338,945           311,527
   Depreciation and amortization                 52,872            51,395            156,670           152,691
   Taxes other than income taxes                 51,504            54,201            155,326           163,184
                                                -------           -------          ---------         ---------
Total Operating Expenses                        759,728           634,132          1,888,823         1,567,220

Operating Income                                 80,660           104,359            374,616           347,239

Miscellaneous - Net                                 671              (287)              (340)             (911)
Interest Expense                                 24,400            25,090             73,873            74,068

Income Before Taxes                              56,931            78,982            300,403           272,260

Income Taxes                                     17,835            30,830            109,462           104,949
                                                -------           -------          ---------         ---------
Net Income                                $      39,096      $     48,152    $       190,941   $       167,311

Preferred Dividend Requirement                      211               213                636               641
                                                -------           -------          ---------         ---------
Net Income Applicable to Common Stock     $      38,885      $     47,939    $       190,305   $       166,670

Net Income                                $      39,096      $     48,152    $       190,941   $       167,311

Other Comprehensive Income (Loss),
   Net of Tax                                         -                 -                  -                 -
                                                -------           -------          ---------         ---------
Comprehensive Income                      $      39,096      $     48,152    $       190,941   $       167,311
                                          =============      ============    ===============   ===============

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                     THE CINCINNATI GAS & ELECTRIC COMPANY
                                            CONSOLIDATED BALANCE SHEETS

ASSETS
                                                       September 30          December 31
                                                           2000                 1999
                                                        (unaudited)
                                                             (dollars in thousands)

Current Assets
  Cash and cash equivalents                       $          16,730      $       9,554
  Restricted deposits                                           130                132
  Notes receivable from affiliated
    companies                                                17,144                  -
  Accounts receivable less accumulated
    provision for doubtful accounts of
    $17,582 at September 30, 2000, and
    $16,740 at December 31, 1999                            453,991            279,591
  Accounts receivable from affiliated companies               3,743             12,718
  Materials, supplies, and fuel - at average cost           114,690             98,999
  Prepayments and other                                      36,255             35,527
  Energy risk management current assets                     183,140             63,926
                                                            -------             ------
                Total Current Assets                        825,823            500,447

Utility Plant - Original Cost
  In service
    Electric                                              4,958,520          4,875,633
    Gas                                                     849,027            824,427
    Common                                                  210,826            189,124
                                                            -------            -------
        Total                                             6,018,373          5,889,184
  Accumulated depreciation                                2,409,601          2,279,587
                                                          ---------          ---------
        Total                                             3,608,772          3,609,597
  Construction work in progress                             193,800            153,229
                                                          ---------          ---------
                 Total Utility Plant                      3,802,572          3,762,826

Other Assets
  Regulatory assets                                         545,983            536,224
  Energy risk management non-current assets                  25,164              7,368
  Other                                                     132,817            109,753
                                                            -------            -------
                 Total Other Assets                         703,964            653,345

Total Assets                                      $       5,332,359      $   4,916,618
                                                  =================      =============

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                     THE CINCINNATI GAS & ELECTRIC COMPANY
                                            CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                        September 30           December 31
                                                            2000                   1999
                                                        (unaudited)
                                                             (dollars in thousands)

Current Liabilities
   Accounts payable                                  $     529,648         $      253,115
   Accounts payable to affiliated
     companies                                              31,962                 65,256
   Accrued taxes                                           159,545                136,118
   Accrued interest                                         24,253                 17,375
   Notes payable and other short-term
     obligations                                           215,468                234,702
   Notes payable to affiliated companies                    26,414                 60,360
   Energy risk management current liabilities              206,443                 60,478
   Other                                                    30,361                 25,468
                                                         ---------                -------
          Total Current Liabilities                      1,224,094                852,872

Non-Current Liabilities
   Long-term debt                                        1,206,175              1,205,916
   Deferred income taxes                                   736,482                720,168
   Unamortized investment tax credits                      100,050                104,655
   Accrued pension and other post-retirement
     benefit costs                                         162,790                154,718
   Energy risk management non-current liabilities           43,216                 57,644
   Other                                                   150,358                140,794
                                                         ---------                -------
        Total Non-Current Liabilities                    2,399,071              2,383,895

Total Liabilities                                        3,623,165              3,236,767

Cumulative Preferred Stock
   Not subject to mandatory redemption                      20,486                 20,686

Common Stock Equity
   Common Stock-$8.50 par value;
     Authorized shares-120,000,000; outstanding
     shares-89,663,086 at September 30, 2000
     and December 31, 1999                                 762,136                762,136
   Paid-in capital                                         562,883                562,851
   Retained earnings                                       364,655                335,144
   Accumulated other comprehensive income (loss)              (966)                  (966)
                                                         ---------              ---------
          Total Common Stock Equity                      1,688,708              1,659,165

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity           $   5,332,359         $    4,916,618
                                                     =============         ==============

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                          THE CINCINNATI GAS & ELECTRIC COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year to Date
                                                                        September 30
                                                               2000                     1999
                                                                      (dollars in thousands)
                                                                         (unaudited)

Operating Activities
   Net income                                             $   190,941              $      167,311
   Items providing or (using) cash currently:
     Depreciation and amortization                            156,670                     152,691
     Deferred income taxes and investment tax
       credits-net                                              6,110                       9,151
     Unrealized (gain) loss from energy risk
       management activities                                   (5,473)                    (25,699)
     Allowance for equity funds used during construction       (3,560)                     (2,083)
     Regulatory assets-net                                    (15,881)                     10,343
     Changes in current assets and current liabilities:
         Accounts and notes receivable, net of reserves
           on receivables sold                               (184,125)                     24,555
         Materials, supplies, and fuel                        (15,691)                      5,867
         Accounts payable                                     243,239                      71,390
         Accrued taxes and interest                            30,305                     (55,710)
     Other items-net                                          (11,390)                     (7,274)
                                                              -------                     -------
               Net cash provided by operating activities      391,145                     350,542

Financing Activities
   Change in short-term debt                                  (53,180)                    108,487
   Issuance of long-term debt                                       -                      19,818
   Redemption of long-term debt                                     -                    (164,264)
   Retirement of preferred stock                                 (168)                        (26)
   Dividends on preferred stock                                  (630)                       (642)
   Dividends on common stock                                 (160,800)                   (196,500)
                                                              -------                     -------
               Net cash used in financing activities         (214,778)                   (233,127)

Investing Activities
   Construction expenditures (less allowance for equity
     funds used during construction)                         (169,191)                   (130,024)
                                                              -------                     -------
               Net cash used in investing activities         (169,191)                   (130,024)

Net increase (decrease) in cash and cash equivalents            7,176                     (12,609)

Cash and cash equivalents at beginning of period                9,554                      26,989
                                                              -------                     -------
Cash and cash equivalents at end of period                $    16,730              $       14,380
                                                          ===========              ==============

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                                       PSI ENERGY, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                     Quarter Ended                       Year to Date
                                                      September 30                       September 30
                                                  2000              1999             2000                1999
                                                                 (dollars in thousands)
                                                                      (unaudited)
Operating Revenues
   Electric                                $     804,234    $      707,193      $   1,957,746      $   1,653,144

Operating Expenses
   Fuel and purchased and exchanged power        586,480           495,015          1,255,716            967,099
   Operation and maintenance                     103,738           115,254            338,951            345,734
   Depreciation and amortization                  36,144            34,025            106,105            101,889
   Taxes other than income taxes                  14,850            15,427             43,259             44,184
                                                 -------           -------          ---------          ---------
Total Operating Expenses                         741,212           659,721          1,744,031          1,458,906

Operating Income                                  63,022            47,472            213,715            194,238

Miscellaneous - Net                                3,421            (1,794)             3,904             (1,096)
Interest Expense                                  18,309            19,620             58,162             61,480

Income Before Taxes                               48,134            26,058            159,457            131,662

Income Taxes                                      17,521            10,400             59,715             50,583
                                                 -------           -------          ---------          ---------
Net Income                                 $      30,613    $       15,658      $      99,742      $      81,079

Preferred Dividend Requirement                       858             1,150              3,071              3,451
                                                 -------           -------          ---------          ---------
Net Income Applicable to Common Stock      $      29,755    $       14,508      $      96,671      $      77,628

Net Income                                 $      30,613    $       15,658      $      99,742      $      81,079

Other Comprehensive Income (Loss),
   Net of Tax                                       (784)             (819)              (749)              (339)
                                                 -------           -------          ---------          ---------
Comprehensive Income                       $      29,829    $       14,839      $      98,993      $      80,740
                                           =============    ==============      =============      =============

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                                  PSI ENERGY, INC.
                                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                September 30          December 31
                                                                   2000                  1999
                                                                (unaudited)
                                                                      (dollars in thousands)
Current Assets
   Cash and cash equivalents                                  $     10,800        $      8,842                                                                                     $                    $
   Restricted deposits                                                 155                   -
   Notes receivable                                                      3                 481
   Notes receivable from affiliated companies                       26,414              60,360
   Accounts receivable less accumulated
     provision for doubtful accounts of $8,629 at
     September 30, 2000, and $9,934 at December 31, 1999           536,434             253,022
   Accounts receivable from affiliated companies                    18,141              42,715
   Materials, supplies, and fuel - at average cost                  64,843             103,490
   Prepayments and other                                            41,270              36,173
   Energy risk management current assets                           183,140              63,927
                                                                   -------              ------
                  Total Current Assets                             881,200             569,010

Electric Utility Plant-Original Cost
   In service                                                    4,643,490           4,539,111
   Accumulated depreciation                                      2,079,416           1,980,290
                                                                 ---------           ---------
       Total                                                     2,564,074           2,558,821
   Construction work in progress                                   152,959              95,825
                                                                   -------              ------
                  Total Electric Utility Plant                   2,717,033           2,654,646

Other Assets
   Regulatory assets                                               474,345             518,788
   Energy risk management non-current assets                        25,164               7,368
   Other                                                           104,985              85,024
                                                                   -------              ------
                  Total Other Assets                               604,494             611,180

Total Assets                                                  $  4,202,727        $  3,834,836                                                                                     $                    $
                                                              ============        ============                                                                                     ======================

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                                  PSI ENERGY, INC.
                                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                             September 30          December 31
                                                                 2000                 1999
                                                             (unaudited)
                                                                    (dollars in thousands)

Current Liabilities
   Accounts payable                                          $   495,465          $    241,072                                                                                     $                    $
   Accounts payable to affiliated companies                       14,612                 6,762
   Accrued taxes                                                  61,877                93,056
   Accrued interest                                               24,560                26,989
   Notes payable and other short-term obligations                214,974               232,597
   Notes payable to affiliated companies                          66,663                 6,707
   Long-term debt due within one year                             20,696                31,000
   Energy risk management current liabilities                    206,443                60,478
   Other                                                           3,381                 1,986
                                                                   -----                 -----
                 Total Current Liabilities                     1,108,671               700,647

Non-Current Liabilities
   Long-term debt                                              1,192,003             1,211,552
   Deferred income taxes                                         458,587               460,748
   Unamortized investment tax credits                             40,407                42,895
   Accrued pension and other post-retirement
     benefit costs                                               146,525               129,103
   Energy risk management non-current liabilities                 48,413                57,645
   Other                                                          68,004               104,638
                                                                  ------               -------
                 Total Non-Current Liabilities                 1,953,939             2,006,581

Total Liabilities                                              3,062,610             2,707,228

Cumulative Preferred Stock
   Not subject to mandatory redemption                            42,348                71,911

Common Stock Equity
   Common Stock-without par value;  $.01 stated value;
     authorized shares-60,000,000; outstanding shares-
     53,913,701 at September 30, 2000 and December 31, 1999          539                   539
   Paid-in capital                                               411,534               411,198
   Retained earnings                                             685,054               642,569
   Accumulated other comprehensive income (loss)                     642                 1,391
                                                                     ---                 -----
                 Total Common Stock Equity                     1,097,769             1,055,697

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity                   $ 4,202,727          $  3,834,836                                                                                     $                    $
                                                             ===========          ============                                                                                     ======================

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                                    PSI ENERGY, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year to Date
                                                                            September 30
                                                                   2000                      1999
                                                                       (dollars in thousands)
                                                                            (unaudited)

Operating Activities
   Net income                                            $          99,742     $           81,079
   Items providing or (using) cash currently:
     Depreciation and amortization                                 106,105                101,889
     Deferred income taxes and investment tax
       credits-net                                                     318                 10,707
     Unrealized (gain) loss from energy risk
       management activities                                          (276)               (25,698)
     Allowance for equity funds used during construction            (1,107)                  (758)
     Regulatory assets-net                                          10,770               (231,813)
     Changes in current assets and current liabilities:
         Restricted deposits                                          (155)                 2,161
         Accounts and notes receivable, net of reserves
           on receivables sold                                    (228,050)              (244,456)
         Materials, supplies, and fuel                              38,647                (15,679)
         Accounts payable                                          262,243                 75,145
         Accrued taxes and interest                                (33,608)                45,016
     Other items-net                                               (11,284)               263,850
                                                                   -------                -------

               Net cash provided by operating activities           243,345                 61,443

Financing Activities
   Change in short-term debt                                        42,333                103,754
   Issuance of long-term debt                                       53,075                323,593
   Redemption of long-term debt                                    (86,276)              (355,192)
   Retirement of preferred stock                                   (29,226)                    (8)
   Dividends on preferred stock                                     (3,259)                (3,451)
   Dividends on common stock                                       (54,000)               (17,900)
                                                                   -------                -------

               Net cash provided by (used in) financing
                   activities                                      (77,353)                50,796

Investing Activities
   Construction expenditures (less allowance for equity
     funds used during construction)                              (164,034)              (129,152)
                                                                  --------               --------

               Net cash used in investing activities              (164,034)              (129,152)

Net increase (decrease) in cash and cash equivalents                 1,958                (16,913)

Cash and cash equivalents at beginning of period                     8,842                 18,788
                                                                     -----                 ------

Cash and cash equivalents at end of period               $          10,800     $            1,875
                                                         =================     ==================

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                          THE UNION LIGHT, HEAT AND POWER COMPANY
                                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                     Quarter Ended                     Year to Date
                                                     September 30                      September 30
                                                  2000              1999            2000              1999
                                                               (dollars in thousands)
                                                                    (unaudited)
Operating Revenues
   Electric                                  $   61,540       $     63,041    $   165,908       $   160,781
   Gas                                            9,871              6,242         54,418            48,326
                                                  -----              -----         ------            ------
Total Operating Revenues                         71,411             69,283        220,326           209,107

Operating Expenses
   Fuel and purchased and exchanged power        47,242             49,166        122,382           122,756
   Gas purchased                                  4,475              2,229         27,457            23,112
   Operation and maintenance                      9,328              8,720         28,022            27,595
   Depreciation and amortization                  3,992              3,906         11,650            10,983
   Taxes other than income taxes                    955              1,024          3,078             3,134
                                                    ---              -----          -----             -----
Total Operating Expenses                         65,992             65,045        192,589           187,580

Operating Income                                  5,419              4,238         27,737            21,527

Miscellaneous - Net                                 (72)              (464)          (702)           (1,153)
Interest Expense                                  1,662              1,437          4,806             4,432

Income Before Taxes                               3,685              2,337         22,229            15,942

Income Taxes                                      1,500              1,226          9,121             6,869
                                                  -----              -----          -----             -----

Net Income                                  $     2,185       $      1,111   $     13,108      $      9,073

Other Comprehensive Income (Loss),
  Net of Tax                                          -                  -              -                 -
                                                  -----              -----         ------            ------
Comprehensive Income                        $     2,185       $      1,111   $     13,108      $      9,073
                                            ===========       ============   ============      ============

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                                      THE UNION LIGHT, HEAT AND POWER COMPANY
                                                  BALANCE SHEETS

ASSETS
                                                    September 30       December 31
                                                        2000              1999
                                                    (unaudited)
                                                         (dollars in thousands)

Current Assets
   Cash and cash equivalents                       $     7,288       $      3,641
   Accounts receivable less accumulated
     provision for doubtful accounts of
     $1,517 at September 30, 2000, and
     $1,513 at December 31, 1999                         7,952             17,786
   Accounts receivable from affiliated companies           278                775
   Materials, supplies, and fuel-at average cost         7,562              7,654
   Prepayments and other                                   548                219
                                                           ---                ---
                Total Current Assets                    23,628             30,075

Utility Plant - Original Cost
   In service
     Electric                                          231,287            222,035
     Gas                                               180,816            173,011
     Common                                             44,513             42,351
                                                        ------             ------
           Total                                       456,616            437,397
   Accumulated depreciation                            166,157            154,607
                                                       -------            -------
           Total                                       290,459            282,790
   Construction work in progress                        13,580             13,761
                                                        ------             ------
                Total Utility Plant                    304,039            296,551

Other Assets
   Regulatory assets                                    10,250             10,639
   Other                                                 5,665              5,000
                                                         -----              -----
                Total Other Assets                      15,915             15,639

Total Assets                                       $   343,582       $    342,265
                                                   ===========       ============

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                                         THE UNION LIGHT, HEAT AND POWER COMPANY
                                                      BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                   September 30     December 31
                                                       2000              1999
                                                   (unaudited)
                                                        (dollars in thousands)

Current Liabilities
   Accounts payable                                $    3,365      $     8,487
   Accounts payable to affiliated companies            17,567           20,122
   Accrued taxes                                        3,074              739
   Accrued interest                                     1,251            1,298
   Notes payable to affiliated companies               30,259           37,752
   Other                                                9,043            4,062
                                                        -----            -----
               Total Current Liabilities               64,559           72,460

Non-Current Liabilities
   Long-term debt                                      74,581           74,557
   Deferred income taxes                               20,158           23,000
   Unamortized investment tax credits                   3,753            3,961
   Accrued pension and other post-retirement
     benefit costs                                     12,892           12,333
   Amounts due to customers - income taxes             13,070           11,308
   Other                                               14,387           12,596
                                                       ------           ------
               Total Non-Current Liabilities          138,841          137,755

Total Liabilities                                     203,400          210,215

Common Stock Equity
   Common Stock-$15.00 par value; authorized
     shares-1,000,000; outstanding shares-585,333
     at September 30, 2000 and December 31, 1999        8,780            8,780
   Paid-in capital                                     20,142           20,142
   Retained earnings                                  111,260          103,128
                                                      -------          -------
               Total Common Stock Equity              140,182          132,050

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity         $  343,582      $   342,265
                                                   ==========      ===========

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                                          THE UNION LIGHT, HEAT AND POWER COMPANY
                                                  STATEMENTS OF CASH FLOWS

                                                                       Year to Date
                                                                       September 30
                                                                2000                   1999
                                                                 (dollars in thousands)
                                                                      (unaudited)

Operating Activities
Net income                                                $    13,108           $       9,073
  Items providing or (using) cash currently:
   Depreciation and amortization                               11,650                  10,983
   Deferred income taxes and investment tax
     credits - net                                             (1,289)                   (936)
   Allowance for equity funds used during construction            (32)                    (43)
   Regulatory assets - net                                        237                     103
   Changes in current assets and current liabilities:
      Accounts and notes receivable, net of reserves
        on receivables sold                                     9,286                   6,770
      Materials, supplies, and fuel                                92                    (961)
      Accounts payable                                         (7,677)                  2,536
      Accrued taxes and interest                                2,288                  (1,618)
  Other items - net                                             7,482                   2,425
                                                                -----                   -----

            Net cash provided by operating activities          35,145                  28,332

Financing Activities
  Change in short-term debt                                    (7,493)                 (1,650)
  Issuance of long-term debt                                        -                  19,818
  Redemption of long-term debt                                      -                 (20,000)
  Dividends on common stock                                    (4,975)                 (4,975)
                                                               ------                  ------

            Net cash used in financing activities             (12,468)                 (6,807)

 Investing Activities
  Construction expenditures (less allowance for
      equity funds used during construction)                  (19,030)                (19,036)
                                                              -------                 -------

Net cash used in investing activities                         (19,030)                (19,036)

Net increase in cash and cash equivalents                       3,647                   2,489

Cash and cash equivalents at beginning of period                3,641                   3,244
                                                                -----                   -----

Cash and cash equivalents at end of period                $     7,288           $       5,733
                                                          ===========           =============

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

(b)     Energy Marketing and Trading     We market and trade electricity, natural gas, and other energy-related products. We designate transactions as physical or trading at the time they are originated. Physical refers to our intent and projected ability to fulfill obligations from company-owned assets. We sell generation to third parties when it is not required to meet native load requirements (end-use customers within our operating companies’ franchise service territory). We account for physical transactions on a settlement basis and trading transactions using the mark-to-market method of accounting. Under the mark-to-market method of accounting, trading transactions are shown at fair value in our Consolidated Balance Sheets as Energy risk management assets - current and non-current, and Energy risk management liabilities - current and non-current. We reflect changes in fair value resulting in unrealized gains and losses in Fuel and purchased and exchanged power and Gas purchased. We record the revenues and costs for all transactions in our Consolidated Statements of Income when the contracts are settled. We recognize revenues in Operating revenues; costs are recorded in Fuel and purchased and exchanged power and Gas purchased.

Although we intend to settle physical sales contracts with company-owned generation, there are times when we have to settle these contracts with power purchased on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as the power is delivered. Open market purchases may occur for reasons such as:

  generating station outages;
  least-cost alternative;
  native load requirements; and
  extreme weather.

We value contracts in the trading portfolio using end-of-the-period market prices, utilizing the following factors (as applicable):

  closing exchange prices (that is, closing prices for standardized electricity products traded on an organized exchange such as the New York Mercantile Exchange);
  broker-dealer and over-the-counter price quotations; and
  model pricing (which considers time value and historical volatility factors of electricity pricing underlying any options and contractual commitments).

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

From time to time, we may utilize foreign exchange forward contracts (for example, a contract obligating one party to buy, and the other to sell, a specified quantity of a foreign currency for a fixed price at a future date) and currency swaps (for example, a contract whereby two parties exchange principal and interest cash flows denominated in different currencies) to hedge certain of our net investments in foreign operations. Accordingly, any translation gains and losses are recorded in Accumulated other comprehensive income (loss), which is a component of Common stock equity. Aggregate translation losses related to these instruments are reflected net in Current liabilities in our Consolidated Balance Sheets. At September 30, 2000, no such instruments were held.

We also use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows). We use the accrual method to account for these interest rate swaps. Accordingly, gains and losses are calculated based on the difference between the fixed-rate and the floating-rate interest amounts, using agreed upon principal amounts. These gains and losses are recognized in our Consolidated Statements of Income as a component of Interest expense over the life of the agreement.

Holders of the $100 million principal amount Liquid Asset Notes with Coupon Exchange (LANCE) exercised their option to convert from a fixed interest rate to a rate based on the three-month London Inter-Bank Offered Rate (LIBOR). The first floating rate interest payment occurred on October 1, 2000. Based on favorable market conditions at the time, The Cincinnati Gas & Electric Company (CG&E) entered into an interest rate swap agreement to limit floating rate debt exposure. Under the agreement, which has a notional amount of $100 million, CG&E will pay a fixed rate and receive a floating rate for the remaining seven-year term of the note. The floating rate CG&E receives will be based on three-month LIBOR. The agreement effectively fixes CG&E’s interest rate on the LANCEs. The swap agreement will be designated as a hedge of the LANCEs upon CG&E’s adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) in the first quarter of 2001.

(d)     Accounting Changes     On August 31, 2000, the Public Utilities Commission of Ohio (PUCO) approved CG&E's stipulation agreement with respect to its proposal to implement electric customer choice in the state of Ohio. In connection with the approval of the stipulation agreement, CG&E discontinued the application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71) for the generation portion of its business and adopted Statement of Financial Accounting Standards No. 101, Regulated Enterprises – Accounting for Discontinuation of Application of FASB Statement No. 71. For a further discussion on Ohio deregulation, see Note 7 of the “Notes to Financial Statements” in “Part 1. Financial Information” beginning on page 39.

During the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement 133. This standard requires companies to record derivative instruments as assets or liabilities, measured at fair value. Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Hedges are transactions entered into for the purpose of reducing exposure to one or more types of business risk. Gains and losses on derivatives that qualify as hedges can offset related results on the hedged item in the income statement.

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

We expect to reflect the adoption of Statement 133 in financial statements issued beginning in the first quarter of 2001. In preparation for our implementation of this new standard, we have formed a cross-functional project team. The project team is identifying and analyzing all contracts which could be subject to the new standard, developing required documentation and reporting systems, and promoting internal awareness of the requirements and potential effects of the new standard. While we continue to analyze and follow the development of implementation guidelines, at this time we are unable to predict whether the implementation of this accounting standard will be material to our results of operations and financial position. However, the adoption of Statement 133 could increase volatility in earnings and other comprehensive income.

2.     Change in Preferred Stock of Subsidiaries

The following represents the changes during the year in preferred stock of CG&E and PSI Energy, Inc. (PSI):

   Registrant           Quarter          Series          Shares Redeemed          Par Value

CG&E                First                4 3/4%                   800           $        80,000
                    Second               4 3/4%                 1,100                   110,000
                    Third                4 3/4%                   100                    10,000

PSI                 First                3 1/2%                   600           $        60,000
                    Second               3 1/2%                 1,184                   118,400
                                         6.875%               105,150                10,515,000
                                         4.32%                 14,380                   359,500
                    Third                3 1/2%                 1,000                   100,000
                                         6.875%               184,100                18,410,000

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

The proceeds from these issuances were used to pay a portion of the cost of refunding the $29,795,000 principal amount outstanding of PSI’s First Mortgage Bonds, Series YY, the $14,250,000 principal amount outstanding of its First Mortgage Bonds, Series UU, and the $10,000,000 principal amount outstanding of its First Mortgage Bonds, Series TT, each at a redemption price of 102% of the principal amount thereof, plus accrued interest.

On September 18, 2000, PSI retired $11,000,000 principal amount of 5.61% Series B Medium Term Notes, and on September 27, 2000, PSI retired $20,000,000 principal amount of 5.78% Series B Medium Term Notes.

On October 15, 2000, the holders of PSI's $100 million, 6.35% Debentures due November 15, 2006, elected to exercise their option to put the securities back to the company effective November 15, 2000.

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

In March 2000, the Court of Appeals substantially upheld the EPA’s rule. On April 11, 2000, the EPA asked the Court of Appeals to remove its May 25, 1999, suspension of the rule and also directed the states to submit SIP revisions by September 1, 2000. On April 17, 2000, various states and industry groups (some of which we are a member) filed a request with the Court of Appeals for a rehearing of the NOX SIP Call decisions. On April 24, 2000, the same group filed a request with the Court of Appeals to require rulemaking and a comment period to determine a new compliance date. The states also filed a request to obtain more time to file their SIPs. On June 23, 2000, the Court of Appeals denied both requests and directed the states to submit their SIP revisions by October 30, 2000. Indiana, Kentucky, and Ohio submitted letters stating their intent to revise their SIPs in response to the NOx SIP Call. The respective rulemaking procedures will allow these states to provide draft SIP revisions to the EPA for comment during the winter and final regulations in the late spring or summer of 2001.

In August 2000, the U.S. Court of Appeals for the District of Columbia extended the May 1, 2003, deadline for NOx reductions to May 31, 2004. The ultimate outcome of this matter is uncertain. The states and other groups appealed the Court of Appeals ruling to the U.S. Supreme Court (Supreme Court).

On September 25, 2000, Cinergy announced a plan to invest approximately $700 million in pollution control equipment and other methods to reduce NOx emissions. This expected investment includes the following:

  Install up to 11 selective catalytic reduction units (SCRs) at several different generating stations;
  install other pollution control technologies, including new computer software, at all generating stations;
  make combustion improvements; and
  utilize market opportunities to buy and sell NOx allowances.

SCRs are the most proven technology currently available for reducing NOx emissions produced in coal-fired generating stations.

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

In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions. This ruling affects all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003. The EPA’s action granting the Section 126 petitions has been appealed to the Court of Appeals. In April 2000, the parties to the appeal filed a proposed scheduling order which, if approved, would set oral arguments in late 2000, with a court decision expected in the spring of 2001. We currently cannot predict the outcome of this proceeding. We do not anticipate that any Section 126 rulings will have any significant financial impact in addition to that of the NOX SIP Call.

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

(b)     New Source Review (NSR)      As discussed in the 1999 Form 10-K, the CAA’s NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major change to an existing facility unless the changes are exempt. In July 1998, the EPA requested comments on proposed revisions to the NSR rules that would change NSR applicability by eliminating exemptions contained in the current regulation. We believe that if these changes are finalized, it will be significantly harder to maintain our facilities without triggering the NSR permit requirements.

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

On September 15, 1999, and on November 3, 1999, the attorneys general of the states of New York and Connecticut, respectively, issued letters notifying Cinergy (Cinergy Corp. and all of its regulated and non-regulated subsidiaries) and CG&E of their intent to sue under the citizens suit provisions of the CAA. New York and Connecticut allege violations of the CAA by constructing and continuing to operate a major change to CG&E’s W.C. Beckjord Station (Beckjord) without obtaining the required NSR pre-construction permits.

On November 3, 1999, the EPA sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts. The Cinergy, CG&E, and PSI suit alleges violations of the CAA at certain of our generating stations relating to NSR and NSPS requirements. The suit seeks (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord and PSI’s Cayuga Generating Station (Cayuga), and (2) civil penalties in amounts of up to $27,500 per day for each violation.

On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added the alleged violations of the NSR requirements of the CAA contained in the notice of violation (NOV) filed by the EPA on November 3, 1999. It also added claims for relief alleging violations of (1) nonattainment NSR, (2) Indiana and Ohio SIPs, and (3) particulate matter emission limits (as discussed in Note 4(d) on page 34). The amended complaint seeks (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord, Cayuga, and PSI’s Wabash River and Gallagher Generating Stations, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation. We believe the allegations contained in the amended complaint are without merit and plan to defend the suit vigorously in court. The case is set for trial by jury in July 2002. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition. In addition, we cannot predict whether any additional allegations will be added to this proceeding.

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

On June 28, 2000, the EPA issued an NOV to Cinergy, CG&E, and PSI for alleged violations of NSR, PSD, and SIP requirements at CG&E’s Miami Fort Station and PSI’s Gibson Station. In addition, Cinergy and CG&E have been informed by DP&L, the operator of J.M. Stuart Station (Stuart), that on June 30, 2000, the EPA issued an NOV for alleged violations of NSR, PSD, and SIP requirements at this station. CG&E owns 39% of Stuart. The NOVs indicated that the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. At this time, it is not possible to determine the likelihood that the EPA will prevail on its claims or whether resolution of this matter will have a material effect on our financial condition.

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

IGC (in 1994) and NIPSCO (in 1995) both made claims against PSI. The basis of these claims was that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI is therefore legally responsible for the costs of investigating and remediating the sites. In August 1997, NIPSCO filed suit against PSI in federal court claiming recovery (pursuant to CERCLA) of NIPSCO’s past and future costs of investigating and remediating MGP-related contamination at the Goshen MGP site.

In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement. This agreement allocated CERCLA liability for past and future costs at seven MGP sites in Indiana among the three companies. As a result of the agreement, NIPSCO’s lawsuit against PSI was dismissed. The parties have assigned lead responsibility for managing further investigation and remediation activities at each of the sites to one of the parties. Similar agreements were reached between IGC and PSI that allocate CERCLA liability at 14 MGP sites with which NIPSCO was not involved. These agreements conclude all CERCLA and similar claims between the three companies related to MGP sites. The parties continue to investigate and remediate the sites, as appropriate under the agreements and applicable laws. The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and the IDEM. In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana against its general liability insurance carriers. Among other matters, PSI requested a declaratory judgment that would obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. The case was moved to the Hendricks County Superior Court 1 on a request for a change of judge. The Hendricks County Superior Court 1 had set the case for trial beginning in May 2001, which has been moved to January 2002. It ordered the parties to meet certain deadlines for discovery proceedings based upon this trial date. PSI cannot predict the outcome of this litigation. Recently, PSI has been involved in settlement discussions with some of the insurance carriers. At the present time, PSI cannot predict either the progress or outcome of these discussions.

PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring for the work performed to date. The estimated costs for such remedial activities are accrued when the costs are probable and can be reasonably estimated. PSI does not believe it can provide an estimate of the reasonably possible total remediation costs for any site before a remedial investigation/feasibility study has been completed. To the extent remediation is necessary, the timing of the remediation activities impacts the cost of remediation. Therefore, PSI currently cannot determine the total costs that may be incurred in connection with the remediation of all sites, to the extent that remediation is required. According to current information, these future costs at the 21 Indiana MGP sites are not material to our financial condition or results of operations. As further investigation and remediation activities are performed at these sites, the potential liability for the 21 Indiana MGP sites could be material to our financial position or results of operations.

     (iii)     CG&E     CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have begun preliminary site assessments to obtain information about some of these MGP sites.

(d)     Other     As discussed in the 1999 Form 10-K, on November 30, 1999, the EPA filed an NOV and a Finding of Violation (FOV) against Cinergy and CG&E alleging that emissions of particulate matter at Beckjord exceeded the allowable limit. The NOV indicated that the EPA may (1) issue an administrative penalty order, or (2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000, amended complaint, as discussed in Note 4(b) on page 31. On June 22, 2000, the EPA issued an NOV and an FOV alleging additional particulate emission violations at Beckjord and offered us an opportunity to meet and discuss the allegations and corrective measures. The NOV/FOV indicated that the EPA may (1) issue an administrative compliance order, (2) issue an administrative penalty order, or (3) bring a civil or criminal action. We are currently unable to determine whether resolution of these matters will have a material effect on our financial condition.

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

Delivery plans, constructs, operates, and maintains our operating companies’ transmission and distribution systems and provides gas and electric energy to consumers. Delivery earns revenues from customers other than consumers primarily by transmitting electric power through our transmission system. Delivery currently receives all of its electricity from Commodities at a transfer price based upon current regulatory ratemaking methodology.

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
  building, operating, and maintaining combined heat and power facilities; and
  building and maintaining fiber optic telecommunication networks for businesses, municipalities, telecommunications carriers, and schools.

The International Business Unit (International) directs and manages our international business holdings, which include wholly- and jointly-owned companies in twelve countries. In addition, International also directs our renewable energy investing activities (for example, wind farms) both inside and outside the U.S. International recognizes (1) revenues from consolidated subsidiaries, and (2) equity earnings from unconsolidated subsidiaries primarily from energy-related businesses.

Financial results by business unit for the quarters ended September 30, 2000, and 1999, are as follows:

Business Units

                                                                                                            2000
                                                                           Cinergy Business Units
                                                                                                                                                Reconciling
                                                                                   Cinergy                                        All Other     Eliminations
                                                Commodities       Delivery       Investments      International       Total          (1)            (2)          Consolidated
                                                                                                       (in thousands)
Operating revenues -
  External customers                            $1,455,842         $812,509         $18,301           $13,133       $2,299,785   $       -     $          -      $2,299,785
  Intersegment revenues                            520,682                -               -                 -          520,682           -         (520,682)              -
Segment profit (loss)                               67,399(3)        36,914          (4,997)           (5,502)          93,814           -                -          93,814

                                                                                                            1999
                                                                           Cinergy Business Units
                                                                                                                                                Reconciling
                                                                                   Cinergy                                        All Other     Eliminations
                                                Commodities       Delivery       Investments      International       Total           (1)           (2)          Consolidated
                                                                                                       (in thousands)
Operating revenues -
  External customers                           $   878,291         $880,987         $12,892           $10,028       $1,782,198   $       -     $          -      $1,782,198
  Intersegment revenues                            548,908                -               -                 -          548,908           -         (548,908)              -
Segment profit (loss)                                6,290           48,351          (1,485)           67,120(4)       120,276       1,287                -         121,563

(1) The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment profit measurement.
(2) The Reconciling Eliminations category eliminates the intersegment revenues of Commodities.
(3) The increase in 2000, as compared to 1999, is primarily due to improvements in gross margins and the increase in volumes and average price realized on non-firm wholesale transactions.
(4) Includes the earnings from our 50% ownership interest in Midlands Electricity plc and the gain on the sale which occurred in the third quarter of 1999.

Financial results by business unit for the nine months ended September 30, 2000, and 1999, are as follows:

Business Units

                                                                                                            2000
                                                                           Cinergy Business Units
                                                                                                                                                Reconciling
                                                                                   Cinergy                                        All Other     Eliminations
                                                Commodities       Delivery       Investments      International       Total          (1)            (2)          Consolidated
                                                                                                       (in thousands)
Operating revenues -
  External customers                              $3,130,379      $2,417,662        $57,303           $47,032       $5,652,376   $       -     $          -         $5,652,376
  Intersegment revenues                            1,420,276               -              -                 -        1,420,276           -       (1,420,276)                 -
Segment profit (loss)                                205,353(3)      118,124         (8,589)           (7,520)         307,368           -                -            307,368

                                                                                                            1999
                                                                           Cinergy Business Units
                                                                                                                                                Reconciling
                                                                                   Cinergy                                        All Other     Eliminations
                                                Commodities       Delivery       Investments      International       Total           (1)           (2)          Consolidated
                                                                                                     (in thousands)
Operating revenues -
  External customers                              $1,923,931      $2,456,546        $41,176           $38,223       $4,459,876   $       -      $         -         $4,459,876
  Intersegment revenues                            1,429,222               -              -                 -        1,429,222           -       (1,429,222)                 -
Segment profit (loss)                                 85,368         137,979         (6,399)           87,986(4)       304,934       2,932                -            307,866

(1) The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment profit measurement.
(2) The Reconciling Eliminations category eliminates the intersegment revenues of Commodities.
(3) The increase in 2000, as compared to 1999, is primarily due to improvements in gross margins, and the increase in volumes and average price realized on non-firm wholesale transactions.
(4) Includes the earnings from our 50% ownership interest in Midlands Electricity plc and the gain on the sale which occurred in the third quarter of 1999.

Total segment assets at September 30, 2000, and December 31, 1999, are as follows:

                                                                                Cinergy Business Units

                                                                                       Cinergy
                                                    Commodities       Delivery       Investments      International        Total       All Other (1)        Consolidated
                                                                                                       (in thousands)
Total segment assets at September 30, 2000             $5,843,109     $4,371,336       $212,186          $494,529        $10,921,160      $31,871             $10,953,031
Total segment assets at December 31, 1999               5,041,578      4,058,164        129,935           339,905          9,569,582       47,366               9,616,948

(1) The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment profit measurement.

6.     Earnings Per Common Share

A reconciliation of earnings per common share (EPS) to earnings per common share assuming dilution (diluted EPS) is presented below:

                                                        Income              Shares          EPS
                                                       (in thousands, except per share amounts)

Quarter ended September 30, 2000
Earnings per common share:
  Net income                                           $ 93,814            158,938           $0.59

Effect of dilutive securities:
  Common stock options                                                         667
  Share saver plan common stock                                                 11
  Contingently issuable common stock                                           426

EPS-assuming dilution:
  Net income plus assumed conversions                  $ 93,814            160,042           $0.58

Quarter ended September 30, 1999
Earnings per common share:
  Net income                                           $121,563            158,907           $0.77

Effect of dilutive securities:
  Common stock options                                                         329
  Share saver plan common stock                                                 26
  Contingently issuable common stock                                            26

EPS-assuming dilution:
  Net income plus assumed conversions                  $121,563            159,288           $0.76

Options to purchase shares of common stock are excluded from the calculation of diluted EPS when the exercise prices of these options are greater than the average market price of the common shares during the period. For the quarters ended September 30, 2000, and 1999, approximately 1.7 million shares were excluded from the diluted EPS calculation.

The Employee Stock Purchase and Savings Plan is also excluded from the diluted EPS calculation since the purchase price is greater than the average market price during this period. This plan allows all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature. A detailed description of this plan is available in the 1999 Form 10-K.

7.     Ohio Deregulation

As discussed in the 1999 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the state of Ohio. The Electric Restructuring Bill creates a competitive electric retail service market beginning January 1, 2001. The legislation provides for a market development period that begins January 1, 2001, and ends no later than December 31, 2005. Ohio electric utilities have an opportunity to recover PUCO-approved transition costs during the market development period. The legislation also freezes retail electric rates during the market development period, at the rates in effect on October 4, 1999, except for a five-percent reduction in the generation component of residential rates. Furthermore, the legislation contemplates that twenty percent of the current electric retail customers will switch suppliers no later than December 31, 2003.

On May 8, 2000, CG&E reached a stipulation agreement with the PUCO staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio beginning January 1, 2001. On August 31, 2000, the PUCO approved CG&E’s stipulation agreement. The major features of this agreement include:

  Residential customer rates will be frozen through December 31, 2005;
  Residential customers will receive a five-percent reduction in the generation portion of their electric rates, effective January 1, 2001;
  CG&E has agreed to provide $4 million over the next five years in support of energy efficiency and weatherization services for low income customers;
  The creation of a Regulatory Transition Charge (RTC), designed to recover CG&E’s regulatory assets and other transition costs over a ten-year period;
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
  CG&E will provide standard offer default supplier service (i.e., CG&E will be the supplier of last resort, so that no customer will be without an electric supplier); and
  CG&E has agreed to provide shopping credits to switching customers.
With regard to the PUCO's order, two parties filed applications for a rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications for rehearing.

In connection with the PUCO approval of the stipulation agreement, CG&E discontinued Statement 71 for the generation portion of its business. The effect of discontinuation of Statement 71 is immaterial to CG&E’s results of operations and financial condition. Additionally, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, our analysis indicates future revenues will be sufficient to recover the costs of CG&E’s generating assets over their estimated remaining lives.

Cautionary Statements Regarding Forward-Looking Information

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) discusses various matters that may make management’s corporate vision of the future more clear for you. Certain of management’s goals and aspirations are outlined and specific projections may be made. These goals and projections are considered forward-looking statements and are based on management’s beliefs and assumptions.

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with forward-looking statements. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These include:

  Factors affecting operations, such as:
    unusual weather conditions;
    catastrophic weather-related damage;
    unscheduled generation outages;
    unusual maintenance or repairs;
    unanticipated changes in fossil fuel costs, gas supply costs, or availability constraints;
    environmental incidents; and
    electric transmission or gas pipeline system constraints.

  Legislative and regulatory initiatives regarding deregulation of the industry, including potential deregulation legislation to be passed in Indiana, and potential national deregulation legislation being contemplated by the United States (U.S.) Congress.

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

  Financial or regulatory accounting principles or policies imposed by governing bodies.

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

  Availability of, or cost of, capital.

  Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, and work stoppages.

  Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims. Examples can be found in Note 4 of the “Notes to Financial Statements” in “Part 1. Financial Information” beginning on page 30.

  Changes in international, federal, state, or local legislative requirements, such as changes in tax laws, tax rates, and environmental laws and regulations.

Unless we otherwise have a duty to do so, the Securities and Exchange Commission’s (SEC) rules do not require forward-looking statements to be revised or updated (whether as a result of changes in actual results, changes in assumptions, or other factors affecting the statements). Our forward-looking statements reflect our best beliefs as of the time they are made and may not be updated for subsequent developments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In MD&A, we explain liquidity, capital resources, and results of operations. Specifically, we discuss the following:

  factors affecting current and future operations;
  why revenues and expenses changed from period to period; and
  how the above items affect our overall financial condition.

LIQUIDITY

In the “Liquidity” section, we discuss environmental issues and other investing activities as they relate to our current and future cash needs. In the “Capital Resources” section beginning on page 44, we discuss how we intend to meet these capital requirements.

Environmental Issues

See Notes 4(a), (b), (c), and (d), respectively, of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 30 through 34.

FUCO/EWG Investment Limitations

As discussed in the 1999 Form 10-K, our ability to invest in growth initiatives, such as Exempt Wholesale Generators (EWG) and Foreign Utility Companies (FUCO), is limited by certain legal and regulatory requirements, including the Public Utility Holding Company Act of 1935, as amended (PUHCA). In late 1999, Cinergy (Cinergy Corp. and all of its regulated and non-regulated subsidiaries) filed a request with the SEC under the PUHCA for additional authority to, among other things, increase the amount we can invest in EWGs and FUCOs. On June 23, 2000, the SEC issued an order granting Cinergy approximately $676 million in additional authority under the PUHCA to invest in EWGs and FUCOs. This order supplements our existing authority under PUHCA, based on a prior SEC order, to make such investments, which had been capped at an amount equal to 100 percent of Cinergy’s average consolidated retained earnings for the preceding four calendar quarters (approximately $1.055 billion). As of September 30, 2000, we had invested or committed to invest approximately $752 million of the approximately $1.731 billion available.

CAPITAL RESOURCES

Debt

As discussed in the 1999 Form 10-K, Cinergy Corp. filed a request with the SEC under the PUHCA for authority to increase its financing capacity. On June 23, 2000, the SEC issued an order under the PUHCA authorizing Cinergy Corp. to increase its total capitalization at December 31, 1999 (excluding retained earnings and accumulated other comprehensive income) by an additional $5 billion, through issuance of any combination of equity and debt securities. This increased authorization is subject to certain conditions, including, among others, that common equity comprises at least 30 percent of Cinergy’s consolidated capital structure and that Cinergy, under certain circumstances, maintains an investment grade rating on its senior debt obligations. This increased authority is intended to provide Cinergy flexibility to respond quickly and efficiently to the company’s financing needs and available conditions in capital markets.

Short-term Debt     In connection with the current SEC authorization, Cinergy Corp. has established lines of credit. As of September 30, 2000, Cinergy Corp. had $306 million remaining unused and available on its established lines.

Our operating companies have regulatory authority to borrow up to a total of $853 million in short-term debt ($453 million for The Cincinnati Gas & Electric Company (CG&E) and its subsidiaries including $50 million for The Union Light, Heat and Power Company (ULH&P), and $400 million for PSI Energy, Inc. (PSI)). In connection with this authority, CG&E and PSI have established lines of credit, of which, $139 million and $91 million, respectively, remained unused and available at September 30, 2000.

Also, our non-regulated subsidiaries have established lines of credit. As of September 30, 2000, $2.4 million was unused and available on these established lines. Our non-regulated subsidiaries have the availability of funds from Cinergy Corp. if the need arises.

A portion of each company’s committed lines is used to provide credit support for commercial paper (discussed below) and other uncommitted lines. When committed lines are reserved for commercial paper or other uncommitted lines, they are not available for additional borrowings.

Commercial Paper     The commercial paper (debt instruments exchanged between companies) program is limited to a maximum outstanding principal amount of $400 million for Cinergy Corp. As of September 30, 2000, Cinergy Corp. had issued $246 million in commercial paper.

CG&E and PSI also have the capacity to issue commercial paper, which must be supported by available committed lines of the respective company. The maximum outstanding principal amount for CG&E is $200 million and for PSI is $100 million. At September 30, 2000, neither CG&E nor PSI had issued any commercial paper.

Variable Rate Pollution Control Notes     CG&E and PSI have issued variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes). Because the holders of these notes have the right to redeem their notes on any business day, they are reflected in Notes payable and other short-term obligations in the Consolidated Balance Sheets for Cinergy on page 7, for CG&E on page 14, and for PSI on page 19. At September 30, 2000, CG&E and PSI had $184 million and $82.6 million, respectively, outstanding in pollution control notes.

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

Long-term Debt     Under the PUHCA authorization mentioned above, we are able to issue and sell long-term debt at the parent holding company level. As of September 30, 2000, Cinergy Corp. has $400 million of long-term debt outstanding.

Currently, our operating companies have the following types of outstanding long-term debt: First Mortgage Bonds and other Secured Notes, and Senior and Junior Unsecured Debt. Under our existing authority, the remaining unissued debt, as of September 30, 2000, is reflected in the following table:

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

As of September 30, 2000, through shelf registrations filed with the SEC under the Securities Act of 1933, we could issue the following amounts of debt securities:

                                                                     CG&E         PSI        ULH&P
                                                                             (in millions)

                First Mortgage Bonds and Other Secured Notes         $300         $265         $20
                Senior or Junior Unsecured Debt                        50          400          30

For information regarding recent issuances and redemptions of long-term debt securities, see Note 3 of the "Notes to Financial Statements" in "Part I. Financial Information" on page 29.

Common Stock

Cinergy Corp. currently has SEC authorization to issue and sell 30 million shares of common stock under various stock-based plans. This authorization expires December 31, 2000. On September 29, 2000, Cinergy Corp. filed a request with the SEC under the PUHCA for authority to issue and/or sell up to 50 million shares of common stock over a 10-year period under various stock-based plans. We intend to use the proceeds from the transactions described for general corporate purposes.

Securities Ratings

On June 1, 2000, Fitch IBCA, Inc. and Duff & Phelps Credit Rating Co. merged, and are now known as Fitch, thereby combining their ratings of Cinergy Corp. and its affiliates. As of September 30, 2000, the major credit rating agencies rated our securities as follows:

                                    Fitch(1)       Moody's (2)          S&P (3)

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

Guarantees

We are subject to a SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees (promises to pay by one party in the event of default by another party) at any one time to $2 billion. This is an increase from the previous $1 billion guarantee level as a result of the June 23, 2000 order received from the SEC. As of September 30, 2000, we had $741 million outstanding under the guarantees issued.

2000 RESULTS OF OPERATIONS

SUMMARY OF RESULTS

Electric and gas margins and net income for Cinergy, CG&E, and PSI for the quarters ended September 30, 2000, and 1999, were as follows:

                                     Cinergy (1)               CG&E                  PSI
                                 2000          1999      2000          1999       2000          1999
                                                            (in thousands)

   Electric gross margin        $551,279     $505,486   $268,697      $288,849   $217,754     $212,178
   Gas gross margin               43,000       26,578     27,199        24,256          -            -
   Net income                     93,814      121,563     39,096        48,152     30,613       15,658

  (1)  The results of Cinergy also include amounts related to non-registrants.

Our diluted earnings per share for the third quarter of 2000 increased to $.58 per share from $.33 per share (before a gain of $.43 from the sale of the company’s interest in Midlands Electricity plc (Midlands) in July 1999).

Earnings from our regulated operations, including the commodities supply business, increased $.22 per share in the third quarter of 2000, when compared to the same period of 1999. The improved results are primarily attributable to an increase in gross margins from the commodities supply business. Offsetting this increase was a decrease of $.40 per share in the contribution to earnings of our non-regulated investment activities. This decrease primarily reflects the loss of earnings from the company’s share in Midlands, which was sold in the third quarter of 1999.

The explanations below follow the line items on the “Statements of Income” for Cinergy, CG&E, and PSI, which begin on page 5. However, only the line items that varied significantly from prior periods are discussed.

ELECTRIC OPERATING REVENUES

                       Cinergy (1)                  CG&E                   PSI

                2000       1999   % Change  2000       1999  % Change    2000       1999   % Change
                                                  (in millions)
Retail       $   714    $   799      (11)    $402      $426       (6)     $312      $374      (17)
Wholesale        788        564       40      383       269       42       478       322       48
Other             97         34      185        7         5       40        14        11       27
                  --         --                 -         -                 --        --
  Total       $1,599     $1,397       14     $792      $700       13      $804      $707       14

(1)   The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues for Cinergy, CG&E, and PSI increased for the quarter ended September 30, 2000, as compared to 1999, mainly due to an increase in volumes and the average price per kilowatt-hour (kWh) realized on non-firm wholesale transactions related to the commodities supply business. Non-firm power is power without a guaranteed commitment for physical delivery. This increase is somewhat offset by a decrease in retail revenues, which reflects decreased volumes due to a 25 percent reduction in the number of cooling degree-days (a measure of temperature variance from normal).

The increase in other electric operating revenues for Cinergy primarily reflects marketing activities of Cinergy Capital & Trading, Inc. (CC&T), a Cinergy affiliate.

GAS OPERATING REVENUES

                           Cinergy (1)                           CG&E
                    2000       1999   % Change        2000       1999    % Change
                                            (in millions)
Non-regulated       $629        $337      87         $   -     $   -         -
Retail                40          30      33            40        30        33
Transportation         8           8       -             8         8         -
Other                  1           1       -             1         1         -
                       -           -                     -         -
   Total            $678        $376      80           $49       $39        26

(1)  The results of Cinergy also include amounts related to non-registrants.

Gas operating revenues for Cinergy increased in the third quarter of 2000, when compared to the same period last year. This is primarily the result of an increase in gas commodity trading activity. CG&E's retail revenues increased primarily due to a higher price realized per thousand cubic feet (mcf) sold, when compared to the same period in 1999.

OTHER REVENUES

Other operating revenues for Cinergy increased $13 million in the third quarter of 2000, when compared to the same period in 1999, primarily due to revenues from the marketing of energy-related services.

OPERATING EXPENSES

                                  Cinergy (1)                      CG&E                          PSI
                           2000      1999    % Change   2000      1999     % Change   2000      1999     % Change
                                                              (in millions)
    Fuel                 $   181    $  200      (10)    $  87      $  91       (4)    $  90       $100      (10)
    Purchased and
      exchanged power        867       691       25       436        320       36       496        395       26
    Gas purchased            635       349       82        22         14       57         -          -        -
    Operation                212       207        2        86         81        6        81         99      (18)
    Maintenance               48        39       23        24         22        9        23         17       35
    Depreciation and
      amortization            94        89        6        53         52        2        36         34        6
    Taxes other than
      income taxes            67        70       (4)       52         54       (4)       15         15        -
                              --        --                 --         --                 --         --
      Total               $2,104    $1,645       28      $760       $634       20      $741       $660       12

(1)   The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the quarter ended September 30, 1999, to the quarter ended September 30, 2000:

                                          Cinergy (1)    CG&E        PSI

                                                    (in millions)
   Fuel expense - September 30, 1999       $200          $91        $100

   Increase (Decrease) due to changes in:
   Price of fuel                             (7)          (7)          -
   Deferred fuel cost                        (8)           3         (11)
   kWh generation                             1            -           1
   Other                                     (5)           -           -
                                             --           --          --
   Fuel expense - September 30, 2000       $181          $87        $ 90

   (1) The results of Cinergy also include amounts related to non-registrants.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy, CG&E, and PSI for the third quarter of 2000, compared to last year, primarily due to an increase in purchases of non-firm wholesale power as a result of an increase in sales volume in the energy marketing and trading operations.

Gas Purchased

Gas purchased expense increased for Cinergy for the third quarter of 2000, when compared to the same period last year, primarily due to increased gas commodity trading activity and, for both Cinergy and CG&E, an increase in the average cost per mcf of gas purchased. CG&E’s Gas purchased expense also increased due to higher mcf volumes purchased during the third quarter of 2000, as compared to the same period of 1999.

Operation

PSI’s Operation expenses decreased for the quarter ended September 30, 2000, as compared to the same period last year, due to a number of factors, including a reduction in the amortization of demand-side management costs as a result of the expiration of the agreement in May 2000.

Maintenance

Cinergy’s, CG&E’s, and PSI’s Maintenance expenses increased for the quarter ended September 30, 2000, as compared to the same period last year, primarily due to activities associated with planned PSI production projects and other repairs performed at certain CG&E facilities.

Depreciation and Amortization

Cinergy’s Depreciation and amortization costs increased for the quarter ended September 30, 2000, as compared to the same period last year, primarily due to additions to depreciable plant.

INTEREST

Cinergy’s Interest expense increased $4 million for the third quarter of 2000, when compared to the same period last year, due to an increase in short-term borrowings and average short-term interest rates.

2000 RESULTS OF OPERATIONS

SUMMARY OF RESULTS

Electric and gas margins and net income for Cinergy, CG&E, and PSI for the nine months ended September 30, 2000, and 1999, were as follows:

                                    Cinergy (1)                   CG&E                     PSI
                                2000          1999         2000          1999       2000          1999
                                                           (in thousands)

   Electric gross margin      $1,666,999   $1,531,876    $874,160      $832,346   $702,030     $686,045
   Gas gross margin              177,404      148,638     151,397       142,295          -            -
   Net income                    307,368      307,866     190,941       167,311     99,742       81,079

  (1)  The results of Cinergy also include amounts related to non-registrants.

Our diluted earnings per share for the nine months ending September 30, 2000, decreased slightly to $1.92 per share from $1.93 per share for the same period of 1999.

Earnings of our regulated operations, including the commodities supply business, increased $.56 per share for the nine months ending September 30, 2000, when compared to the same period in 1999. The improved results are primarily attributable to an increase in gross margins from the commodities supply business. Offsetting this increase was a decrease of $.57 per share in the contribution to earnings of our non-regulated investment activities. This decrease primarily reflects the loss of earnings from the company's share in Midlands, which was sold in the third quarter of 1999.

The explanations below follow the line items on the "Statements of Income" for Cinergy, CG&E, and PSI, which begin on page 5. However, only the line items that varied significantly from prior periods are discussed

ELECTRIC OPERATING REVENUES

                     Cinergy (1)                        CG&E                           PSI
                2000       1999   % Change     2000      1999    % Change    2000      1999    % Change
                                                    (in millions)
Retail        $2,015     $2,098       (4)     $1,114    $1,129       (1)   $   901   $   970       (7)
Wholesale      1,727      1,115       55         846       515       64      1,026       653       57
Other            175         94       86          17        15       13         31        30        3
                 ---         --                   --        --                  --        --
  Total       $3,917     $3,307       18      $1,977    $1,659       19     $1,958    $1,653       18

(1)   The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues for Cinergy, CG&E, and PSI increased for the nine months ended September 30, 2000, as compared to 1999, mainly due to an increase in volumes and the average price per kWh realized on non-firm wholesale transactions related to commodities supply business. Non-firm power is power without a guaranteed commitment for physical delivery. This increase is somewhat offset by a decrease in retail revenues, which reflects decreased volumes due to a 21 percent reduction in the number of cooling degree-days.

The increase in other electric operating revenues for Cinergy primarily reflects marketing activities of CC&T.

GAS OPERATING REVENUES

                          Cinergy (1)                          CG&E
                    2000        1999  % Change       2000      1999     % Change
                                          (in millions)
Non-regulated     $1,383     $   871      59       $     -   $     -         -
Retail               241         214      13           241       214        13
Transportation        41          38       8            41        38         8
Other                  3           3       -             5         4        25
                       -           -                     -         -
   Total          $1,668      $1,126      48          $287      $256        12

(1)  The results of Cinergy also include amounts related to non-registrants.

Gas operating revenues for Cinergy increased in the nine months ending September 30, 2000, when compared to the same period last year. This is primarily the result of an increase in gas commodity trading activity.

CG&E's retail revenues increased primarily due to a higher price realized per mcf sold. Transportation revenues increased due to the continued trend of full-service customers (customers who purchase gas and utilize the transportation services of CG&E) purchasing gas directly from suppliers and using transportation services provided by CG&E.

OTHER REVENUES

Other operating revenues for Cinergy increased $41 million for the nine months ending September 30, 2000, when compared to the same period in 1999, primarily due to revenues from the marketing of energy-related services.

OPERATING EXPENSES

                                  Cinergy (1)                      CG&E                          PSI
                           2000      1999    % Change   2000      1999     % Change   2000      1999     % Change
                                                              (in millions)
    Fuel                 $   574    $  584       (2)  $   256    $   253        1    $  302     $  311       (3)
    Purchased and
      exchanged power      1,676     1,192       41       847        573       48       954        656       45
    Gas purchased          1,491       977       53       135        114       18         -          -        -
    Operation                636       573       11       260        235       11       259        269       (4)
    Maintenance              159       153        4        79         76        4        80         77        4
    Depreciation and
      amortization           278       263        6       157        153        3       106        102        4
    Taxes other than
      income taxes           201       209       (4)      155        163       (5)       43         44       (2)
                             ---       ---                ---        ---                 --         --
      Total               $5,015    $3,951       27    $1,889     $1,567       21    $1,744     $1,459       20

(1)   The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the nine months ending September 30, 1999, to the nine months ending September 30, 2000:

                                       Cinergy (1)     CG&E         PSI
                                                   (in millions)
   Fuel expense - September 30, 1999       $584         $253        $311

   Increase (Decrease) due to changes
   in:
     Price of fuel                          (17)         (14)         (3)
     Deferred fuel cost                      (9)          10         (19)
     kWh generation                          20            7          13
     Other                                   (4)           -           -
                                             --           --          --
   Fuel expense - September 30, 2000       $574         $256        $302

   (1) The results of Cinergy also include amounts related to non-registrants.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy, CG&E, and PSI for the nine months ending September 30, 2000, compared to last year. This increase was primarily due to an increase in purchases of non-firm wholesale power as a result of an increase in sales volume in the energy marketing and trading operations.

Gas Purchased

Gas purchased expense increased for Cinergy for the nine months ending September 30, 2000, when compared to the same period last year, primarily due to increased gas commodity trading activity and, for both Cinergy and CG&E, an increase in the average cost per mcf of gas purchased.

Operation

Cinergy's Operation expenses increased for the nine months ended September 30, 2000, as compared to the same period last year, primarily due to an increase in expenses associated with the marketing of energy-related services. Additionally, operation expenses increased for Cinergy, CG&E, and PSI as a result of the limited early retirement plan (LERP). For a further discussion of the LERP, see the "Corporate Center Restructuring" section on page 62. Cinergy's overall increase was partially offset by PSI's reduction in the amortization of demand-side management costs as a result of the expiration of the agreement in May 2000.

Depreciation and Amortization

Cinergy's Depreciation and amortization costs increased for the nine months ending September 30, 2000, as compared to the same period last year, primarily due to additions to depreciable plant.

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES

Cinergy's Equity in earnings of unconsolidated subsidiaries decreased $52 million for the nine months ending September 30, 2000, when compared to the same period last year. This decrease is primarily due to the loss in earnings resulting from our 50 percent ownership interest in Midlands, which was sold in the third quarter of 1999.

INTEREST

Cinergy's Interest expense decreased $13 million for the nine months ending September 30, 2000, when compared to the same period last year. This decrease is primarily due to a reduction in short-term borrowings as a result of the sale of Midlands. This decrease was slightly offset by an increase in average short-term interest rates.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the nine months ended September 30, 2000, in accordance with General Instruction H(2)(a).

Electric and gas margins and net income for ULH&P for the nine months ended September 30, 2000, and 1999, were as follows:

                                               ULH&P
                                        2000           1999
                                          (in thousands)
   Electric gross margin              $43,526        $38,025
   Gas gross margin                    26,961         25,214
   Net income                          13,108          9,073

Electric operating revenues increased for the nine months ended September 30, 2000, when compared to last year, mainly due to an increase in the average price per kWh realized and growth in kWh usage for commercial and industrial customers. Partially offsetting this increase was a decrease in residential revenues due to a 21 percent reduction in the number of cooling-degree days.

The increase in Gas operating revenues for the nine months ended September 30, 2000, compared to last year, was mainly due to a higher price received per mcf sold. Gas purchased expense increased due to an increase in the average cost per mcf of gas purchased.

The increase in Depreciation and amortization costs for the nine months ended September 30, 2000, as compared to the same period last year, was primarily due to additions to depreciable plant.

Interest expense increased for the nine months ended September 30, 2000, as compared to the same period last year, primarily due to an increase in interest expense on long-term debt and increased borrowings from CG&E and PSI.

2000 Results of Operations - Future

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss electric industry developments; market risk sensitive instruments and positions; accounting changes; investments, acquisitions, and dispositions; the corporate center restructuring; the shareholder rights plan; and a Gas Service Disruption. Each of these discussions will address the current status and potential future impact on our results of operations and financial condition.

ELECTRIC INDUSTRY

Wholesale Market Developments

Supply-side Actions     As discussed in the 1999 Form 10-K, on September 30, 1999, one of our non-regulated subsidiaries formed a partnership (each party having a 50 percent ownership) with Duke Energy North America LLC, to increase the available generating capacity for use during peak demand periods. The partnership was formed for the purpose of jointly constructing and owning three wholesale generating facilities.

On March 9, 2000, the Indiana Utility Regulatory Commission (IURC) issued an order (Cause No. 41569), requiring the partnership to immediately cease all construction activities at the site located near Cadiz, (Henry County) Indiana (a peaking plant with a total capacity of 132 megawatts (MW)). In making this decision the IURC found that it needed additional information related to the project before issuing a final decision. The IURC requested the Henry County Planning Commission and/or the Henry County Commissioners to supply additional information, which was provided on June 1, 2000. The issues raised were air quality, water supply, noise control, landscaping, plant abandonment, and emergency services training. During the third quarter, the partnership filed responses to the issues indicating how it would address these concerns. The IURC scheduled another hearing on this matter to be held on November 17, 2000. At this time, Cinergy cannot predict the outcome of this matter.

The remaining facilities became fully operational in June 2000. The total capacity of these operational plants is approximately 1,268 MW.

Retail Market Developments

Federal     The Clinton Administration has introduced a bill—the Comprehensive Electricity Competition Act—that would grant all retail electric customers the right to choose their electricity supplier beginning January 1, 2003. The legislation would allow a state regulatory authority to opt out of the retail competition system if the authority conducted a public proceeding and determined that the electric customers of that state would be better served by a monopoly system or an alternative retail competition plan. A “compromise bipartisan” deregulation bill introduced on May 26, 1999, by Representatives Largent (R-OK) and Markey (D-MA) includes similar mandates and opt out provisions with an effective date of January 1, 2002.

After attempting for several months to reach consensus on comprehensive electric restructuring legislation, the U.S. Senate on June 30, 2000, approved S.2071, the Electric Reliability 2000 Act. S.2071 would authorize the establishment of a North American Electric Reliability Organization and would not legislate on additional issues surrounding the restructuring of the electricity industry. It remains uncertain whether federal retail customer choice legislation will be passed by this Congress.

Ohio     As discussed in the 1999 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the state of Ohio. The Electric Restructuring Bill creates a competitive electric retail service market beginning January 1, 2001. The legislation provides for a market development period that begins January 1, 2001, and ends no later than December 31, 2005. Ohio electric utilities have an opportunity to recover Public Utilities Commission of Ohio (PUCO)-approved transition costs during the market development period. The legislation also freezes retail electric rates during the market development period, at the rates in effect on October 4, 1999, except for a five-percent reduction in the generation component of residential rates. Furthermore, the legislation contemplates that twenty percent of the current electric retail customers will switch suppliers no later than December 31, 2003.

On May 8, 2000, CG&E reached a stipulation agreement with the PUCO staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio beginning January 1, 2001. On August 31, 2000 the PUCO approved CG&E’s stipulation agreement. The major features of this agreement include:

  Residential customer rates will be frozen through December 31, 2005;
  Residential customers will receive a five-percent reduction in the generation portion of their electric rates, effective January 1, 2001;
  CG&E has agreed to provide $4 million over the next five years in support of energy efficiency and weatherization services for low income customers;
  The creation of a Regulatory Transition Charge (RTC), designed to recover CG&E’s regulatory assets and other transition costs over a ten-year period;
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
  CG&E will provide standard offer default supplier service (i.e., CG&E will be the supplier of last resort, so that no customer will be without an electric supplier); and
  CG&E has agreed to provide shopping credits to switching customers.

With regard to the PUCO's order, two parties filed applications for a rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications for rehearing.

In connection with the PUCO approval of the stipulation agreement, CG&E discontinued Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71) for the generation portion of its business. The effect of discontinuation of Statement 71 is immaterial to CG&E’s results of operations and financial condition. Additionally, pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, our analysis indicates future revenues will be sufficient to recover the costs of CG&E’s generating assets over their estimated remaining lives.

Midwest ISO

As part of the effort to create a competitive wholesale power marketplace, the Federal Energy Regulatory Commission (FERC) approved the formation of the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) during 1998. The Midwest ISO will oversee the combined transmission systems of its members. The organization is expected to begin operations in November of 2001. This effort will help to facilitate a reliable and efficient market for electric power and create open transmission access consistent with FERC policies. The Midwest ISO currently includes 16 members with over 50,000 miles of transmission lines in 11 states and an aggregate investment of approximately $8 billion. Two members have indicated their intent to leave the Midwest ISO by the end of 2001. It is unclear at this time if these members will receive the necessary regulatory approvals to withdraw, and how their potential withdrawal may impact the operations of the Midwest ISO.

Significant Rate Developments

Purchased Power Tracker     On May 28, 1999, PSI filed a petition with the IURC seeking approval of a purchased power tracking mechanism (Tracker). This request is designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause. The Tracker is intended to apply to a limited number of purchases made for the purpose of ensuring adequate power reserves to meet peak retail native load requirements, which in recent years have coincided with periods of extreme price volatility. As proposed by PSI, the Tracker would only apply to capacity purchases, which are presented to the IURC for review and approved by the IURC as reasonable under the circumstances. On May 31, 2000, the IURC approved the Tracker for the summer of 2000. The IURC is now expected to review PSI’s purchases and rule on its associated request for recovery of costs. The IURC will also determine whether it is appropriate for PSI to continue using the Tracker for future periods. Costs have been deferred totaling approximately $18 million for subsequent recovery in connection with this matter.

On June 20, 2000, the Indiana Office of Utility Consumer Counselor filed an application for a rehearing regarding the Tracker. At the present time, PSI cannot predict the outcome of this matter.

Purchased Power Agreement      ULH&P has a contract to purchase electric commodity requirements from CG&E. This cost-based contract, which is due to expire December 31, 2001, is currently under negotiation with the involvement of the Kentucky Public Service Commission. The ultimate supplier(s) and the pricing of electric commodity requirements contained in any new arrangement could reflect a market-based approach. At the current time we are unable to predict the outcome of this matter.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Energy Commodities Sensitivity

We market and trade electricity, natural gas, and other energy-related products. We use over-the-counter forward and option contracts for the purchase and sale of electricity and also trade exchange-traded futures contracts. See Notes 1(b) and 1(c) of the “Notes to Financial Statements” in “Part I. Financial Information” on pages 26 through 28, for our accounting policies for certain derivative instruments. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” pages 61 through 64, of our 1999 Form 10-K. Our market risks have not changed materially from the market risks reported in the 1999 Form 10-K.

Exchange Rate Sensitivity

From time to time, we may utilize foreign exchange forward contracts and currency swaps to hedge certain of our net investments in foreign operations. See Notes 1(b) and 1(c) of the “Notes to Financial Statements” in “Part I. Financial Information” on pages 26 through 28, for our accounting policies for certain derivative instruments.

Interest Rate Sensitivity

Our net exposure to changes in interest rates primarily consist of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the exposure to fluctuations in interest rates and to lower funding costs, we evaluate the use of, and have entered into, interest rate swaps. See Notes 1(b) and 1(c) of the “Notes to Financial Statements” in “Part I. Financial Information” on pages 26 through 28, for our accounting policies for certain derivative instruments. Our market risks have not changed materially from the market risks reported in the 1999 Form 10-K.

INVESTMENTS, ACQUISITIONS, AND DISPOSITIONS

On October 26, 2000, the Greek government awarded a 30-year franchise for the development and operation of the natural gas system in the Athens region of Greece to a consortium formed by an international development affiliate of Cinergy and Shell Gas B.V. (Shell). With an investment of 58 billion Greek drachmas (approximately $146 million), the consortium will own 49 percent of the new gas company, EPA ATTIKI. The Greek government will retain 51 percent ownership in EPA ATTIKI. Cinergy and Shell will have day-to-day management of the business. The transaction is expected to be complete in early 2001.

On October 31, 2000, Reliant Services, LLC, a joint venture equally owned by subsidiaries of Cinergy and Vectren Corporation, announced the signing of a definitive agreement to purchase the common stock of Miller Pipeline Corporation (Miller Pipeline) from NiSource, Inc. for $68 million. Miller Pipeline performs natural gas and water distribution and transmission construction, repair and rehabilitation primarily in the Midwest region and the repair and rehabilitation of gas, water, and waste water facilities nationwide. The acquisition requires review by the United States Department of Justice under the Hart Scott Rodino Act and should be completed by the end of 2000.

ACCOUNTING CHANGES

On August 31, 2000, the PUCO approved CG&E’s stipulation agreement with respect to its proposal to implement electric customer choice in the state of Ohio. In connection with the approval of the stipulation agreement, CG&E discontinued the application of Statement 71 for the generation portion of its business and adopted Statement of Financial Accounting Standards No. 101, Regulated Enterprises – Accounting for Discontinuation of Application of FASB Statement No. 71. For a further discussion on Ohio deregulation, see the “Retail Market Developments–Ohio” section on page 58.

During the second quarter of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). This standard requires companies to record derivative instruments as assets or liabilities, measured at fair value. Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Hedges are transactions entered into for the purpose of reducing exposure to one or more types of business risk. Gains and losses on derivatives that qualify as hedges can offset related results on the hedged item in the income statement.

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

We expect to reflect the adoption of Statement 133 in financial statements issued beginning in the first quarter of 2001. In preparation for our implementation of this new standard, we have formed a cross-functional project team. The project team is identifying and analyzing all contracts which could be subject to the new standard, developing required documentation and reporting systems, and promoting internal awareness of the requirements and potential effects of the new standard. While we continue to analyze and follow the development of implementation guidelines, at this time we are unable to predict whether the implementation of this accounting standard will be material to our results of operations and financial position. However, the adoption of Statement 133 could increase volatility in earnings and other comprehensive income.

CORPORATE CENTER RESTRUCTURING

On March 10, 2000, we announced a plan to reorganize our corporate center that will eliminate approximately 240 jobs. In connection with this reorganization, Cinergy offered a limited early retirement plan (LERP). We have recorded expenses of approximately $13 million relating to benefits provided to LERP participants.

SHAREHOLDER RIGHTS PLAN

On July 19, 2000, Cinergy Corp.‘s Board of Directors approved a Shareholder Rights Plan (the Plan), subject to receipt of SEC authorization under PUHCA. On October 6, 2000, the SEC issued an order authorizing the Plan.

Under the Plan, each shareholder of record on October 30, 2000, will receive, as a dividend, a right to purchase from Cinergy Corp. one share of common stock at a price of $100. Initially, the rights will not be represented by separate certificates and will not trade separately from Cinergy Corp. shares of common stock. The rights would separate from the common stock ten days after either of the following occurred:

  the public announcement of an acquisition of ten percent or more of the company’s common stock, or the commencement of a tender offer or exchange offer by which a person or group would acquire ten percent or more of the common stock of Cinergy Corp.

The rights become exercisable if one of these events occurs and the rights are no longer redeemable by the board of directors. If the rights become exercisable after someone has acquired ten percent or more of the company’s common stock, holders of the rights will have the right to purchase the common stock of Cinergy Corp. at a 50 percent discount. However, any rights held by the acquirer would not be exercisable.

In addition, if the rights become exercisable and Cinergy Corp. engages in a merger or consolidation in which it is not the surviving corporation or in which all or part of its common stock is changed or exchanged, or if 50 percent or more of the company’s assets are sold, each holder of a right would have the right to acquire common stock of the acquirer at a 50 percent discount.

The board of directors may direct Cinergy Corp. to redeem the rights at $.01 per right at any time before the tenth day following the acquisition of ten percent or more of Cinergy Corp. common stock.

GAS SERVICE DISRUPTION

On October 5, 2000, natural gas service to a large area of Newport, Kentucky was disrupted after a municipal utility water main break caused large amounts of water and sediment to enter ULH&P gas lines. Approximately 3,700 customers were affected. The restoration required workers to go door-to-door to clean and inspect gas lines and customer-owned equipment. This effort included assistance from several area utilities, as well as local and regional heating and cooling contractors. We currently estimate the total cost to be $4-5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Reference is made to the “Market Risk Sensitive Instruments and Positions” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Part I. Financial Information” on page 60, and Notes 1(b) and 1(c) of the “Notes to Financial Statements” in “Part I. Financial Information” on pages 26 through 28.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NEW SOURCE REVIEW, MANUFACTURED GAS PLANT SITES, AND OTHER

See Notes 4(b), (c), and (d), respectively, of the "Notes to Financial Statements" in "Part I. Financial Information" on pages 31 through 34.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Copies of the documents listed below which are identified with an asterisk (*)have heretofore been filed with the Securities and            Exchange Commission and are incorporated herein by reference and made a part hereof. Exhibits identified with a pound sign (#)
           are being filed herewith by the registrant identified in the exhibit discussion below and are incorporated herein by reference with respect to any other designated registrant. Exhibits not so identified are filed herewith:

        Exhibit
      Designation      Registrant                  Nature of Exhibit                   Filed as Exhibit to:

     Financial Data
        Schedule

           27        Cinergy          Financial Data Schedules (included in
                     CG&E
                     PSI
                     ULH&P            electronic submission only).

      Instruments
      defining the
       rights of
     holders, incl.
       indentures

           4         Cinergy         * Rights Agreement between Cinergy Corp. and        Cinergy's Registration
                                                                                         Statement on Form 8-A
                                       The Fifth Third Bank, as Rights Agent.            dated October 16, 2000

(b)       The following reports on Form 8-K were filed during the quarter or prior to the filing of the Form 10-Q for the quarter ended
            September 30, 2000:

        Date of Report       Registrant          Item Filed

        October 16, 2000     Cinergy           Item 5  Other Events
                                               Item 7  Financial Statements and Exhibits

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

CINERGY CORP.
THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants

Date: November 13, 2000                                                                                                         /s/ Bernard F. Roberts

Bernard F. Roberts                                                                         ;
Duly Authorized Officer                                                                      ;
and
Chief Accounting Officer