Form 10-Q
period 2001-06-30
CINERGY CORP
filed 2001-08-13
CIK 899652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

        (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

or

        ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________to__________

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
(An Indiana Corporation) 1000 East Main Street Plainfield, Indiana 46168 (513) 421-9500
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

As of July 31, 2001, shares of Common Stock outstanding for each registrant were as listed:

Registrant	Description	Shares
Cinergy Corp.	Par value $.01 per share	159,094,704

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
 Item                                                                      Page
Number                                                                    Number
------                                                                    ------
                          PART I FINANCIAL INFORMATION

  1    Financial Statements

  2    Management's Discussion and Analysis of Financial Condition and Results
       of Operations

                            PART II OTHER INFORMATION

                                  CINERGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Quarter Ended             Year to Date
                                                           June 30                   June 30
                                                      2001          2000        2001          2000
----------------------------------------------------------------------------------------------------
                                                     (dollars in thousands, except per share amounts)
                                                                        (unaudited)

Operating Revenues
   Electric                                         $2,383,217   $1,250,353   $4,257,902   $2,317,050
   Gas                                               1,236,779      491,627    3,050,601      990,355
   Other                                                22,096       27,534       40,118       45,186
                                                        ------       ------       ------       ------
         Total Operating Revenues                    3,642,092    1,769,514    7,348,621    3,352,591

----------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel and purchased and exchanged power            1,855,615      700,552    3,201,496    1,201,330
   Gas purchased                                     1,195,668      449,806    2,906,278      855,951
   Operation and maintenance                           267,065      297,584      516,555      550,511
   Depreciation and amortization                        92,203       85,807      180,767      168,438
   Taxes other than income taxes                        53,409       68,458      116,501      134,589
                                                        ------       ------      -------      -------
         Total Operating Expenses                    3,463,960    1,602,207    6,921,597    2,910,819

----------------------------------------------------------------------------------------------------
Operating Income                                       178,132      167,307      427,024      441,772
----------------------------------------------------------------------------------------------------

Equity in Earnings of Unconsolidated Subsidiaries        2,072        4,333          833        6,175
Miscellaneous - Net                                     13,173        2,617        8,479          114
Interest                                                68,067       53,113      131,617      104,543
----------------------------------------------------------------------------------------------------

Income Before Taxes                                    125,310      121,144      304,719      343,518
----------------------------------------------------------------------------------------------------

Income Taxes                                            41,485       44,754       99,789      127,326
Preferred Dividend Requirements of Subsidiaries            858        1,275        1,716        2,638
                                                           ---        -----        -----        -----
Net Income                                          $   82,967   $   75,115   $  203,214   $  213,554
                                                    ==========   ==========   ==========   ==========
----------------------------------------------------------------------------------------------------

Average Common Shares Outstanding                      159,061      158,923      159,025      158,923
----------------------------------------------------------------------------------------------------

Earnings Per Common Share
   Net Income                                       $     0.51   $     0.47   $     1.27   $     1.34
----------------------------------------------------------------------------------------------------

Earnings Per Common Share - Assuming Dilution
   Net Income                                       $     0.51   $     0.47   $     1.26   $     1.34
----------------------------------------------------------------------------------------------------

Dividends Declared Per Common Share                 $     0.45   $     0.45   $     0.90   $     0.90
----------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                           June 30   December 31
                                                             2001        2000
                                                          (unaudited)
--------------------------------------------------------------------------------
                                                          (dollars in thousands)

Current Assets
   Cash and cash equivalents                            $   133,204  $    93,054
   Restricted deposits                                        7,528        4,195
   Notes receivable                                          25,837       35,945
   Accounts receivable less accumulated provision for
     doubtful accounts of $35,567 at June 30, 2001,
     and $29,951 at December 31, 2000                     1,864,630    1,623,402
   Materials, supplies, and fuel - at average cost          206,693      159,340
   Energy risk management current assets (Note 1(c))        512,842    1,413,281
   Prepayments and other                                    223,193      129,666
                                                            -------      -------
                  Total Current Assets                    2,973,927    3,458,883
--------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service                               7,887,673    7,681,612
   Construction work in progress                            360,608      323,350
                                                            -------      -------
         Total Utility Plant                              8,248,281    8,004,962
   Non-regulated property, plant, and equipment           4,007,657    3,401,203
   Accumulated depreciation                               4,702,197    4,586,089
                                                          ---------    ---------
                  Net Property, Plant, and Equipment      7,553,741    6,820,076
--------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                        974,507      976,614
   Investments in unconsolidated subsidiaries               562,931      538,322
   Energy risk management non-current assets (Note 1(c))     97,157       37,228
   Other investments                                        155,705      146,986
   Other                                                    315,590      351,619
                                                            -------      -------
                  Total Other Assets                      2,105,890    2,050,769
--------------------------------------------------------------------------------

Total Assets                                            $12,633,558  $12,329,728
                                                        ===========  ===========
--------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                   June 30        December 31
                                                                     2001             2000
                                                                 (unaudited)
----------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)

Current Liabilities
   Accounts payable                                              $  1,798,198    $  1,496,494
   Accrued taxes                                                      219,938         247,006
   Accrued interest                                                    54,516          47,351
   Notes payable and other short-term obligations (Note 3)          1,653,136       1,128,657
   Long-term debt due within one year (Note 2)                         80,620          40,545
   Energy risk management current liabilities (Note 1(c))             527,645       1,456,375
   Other                                                               83,682         106,679
                                                                       ------         -------
                  Total Current Liabilities                         4,417,735       4,523,107
----------------------------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt (Note 2)                                          3,188,174       2,876,367
   Deferred income taxes                                            1,198,350       1,185,968
   Unamortized investment tax credits                                 131,857         137,965
   Accrued pension and other postretirement benefit costs             423,553         404,764
   Energy risk management non-current liabilities (Note 1 (c))        135,482          97,507
   Other                                                              226,691         252,255
                                                                      -------         -------
                  Total Non-Current Liabilities                     5,304,107       4,954,826

----------------------------------------------------------------------------------------------------
Total Liabilities                                                   9,721,842       9,477,933
----------------------------------------------------------------------------------------------------

Cumulative Preferred Stock of Subsidiaries
   Not subject to mandatory redemption                                 62,833          62,834
----------------------------------------------------------------------------------------------------

Common Stock Equity
   Common stock - $.01 par value; authorized
     shares - 600,000,000;outstanding shares -
     158,088,053 at June 30, 2001 and 158,967,661
     December 31, 2000                                                  1,591           1,590
   Paid-in capital                                                  1,623,458       1,619,153
   Retained earnings                                                1,240,761       1,179,113
   Accumulated other comprehensive income (loss)                      (16,927)        (10,895)
                                                                      -------         -------
                  Total Common Stock Equity                         2,848,883       2,788,961
----------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholders' Equity                       $ 12,633,558    $ 12,329,728
                                                                 ============    ============
----------------------------------------------------------------------------------------------------

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
                                                                                                               Other        Common
                                                                   Common     Paid-in       Retained       Comprehensive    Stock
                                                                    Stock     Capital       Earnings       Income/(Loss)    Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (dollars in thousands)
                                                                                               (unaudited)

Quarter Ended June 30, 2001

Balance at April 1, 2001                                      $     1,590    $ 1,619,366    $ 1,229,552   $   (15,356)  $ 2,835,152
Comprehensive income:
   Net income                                                                                    82,967                      82,967
   Other comprehensive income (loss), net of tax effect
     Foreign currency translation adjustment                                                                   (3,401)       (3,401)
     Unrealized gain (loss) on investment trusts                                                                  540           540
     Minimum pension liability adjustment                                                                         (23)          (23)
     Cash flow hedges (Note 1(b))                                                                               1,313         1,313
                                                                                                                              -----
   Total comprehensive income                                                                                                81,396

Issuance of 86,522 shares of common stock - net                         1          2,865                                      2,866
Treasury shares purchased                                                         (7,824)                                    (7,824)
Treasury shares reissued                                                           5,622                                      5,622
Dividends on common stock ($.45 per share)                                                      (71,555)                    (71,555)
Other                                                                              3,429           (203)                      3,226
                                                                    -----          -----           ----         -----         -----
Ending balance at June 30, 2001                               $     1,591    $ 1,623,458    $ 1,240,761   $   (16,927)  $ 2,848,883
                                                              ===========    ===========    ===========   ===========   ===========
------------------------------------------------------------------------------------------------------------------------------------

Quarter Ended June 30, 2000

Balance at April 1, 2000                                      $     1,589    $ 1,604,096    $ 1,131,695   $   (10,512)  $ 2,726,868
Comprehensive income:
   Net income                                                                                    75,115                      75,115
   Other comprehensive income (loss), net of tax effect
     Foreign currency translation adjustment                                                                    6,014         6,014
     Unrealized gain (loss) on investment trusts                                                                 (818)         (818)
                                                                                                                                ----
   Total comprehensive income                                                                                                80,311

Treasury shares purchased                                                         (1,490)                                    (1,490)
Treasury shares reissued                                                           5,795                                      5,795
Dividends on common stock ($.45 per share)                                                      (71,114)                    (71,114)
Other                                                                              4,171              7                       4,178
                                                                   -----           -----          -----         -----         -----
Ending Balance at June 30, 2000                               $     1,589    $ 1,612,572    $ 1,135,703   $    (5,316)  $ 2,744,548
                                                              ===========    ===========    ===========   ===========   ===========
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
                                                                                                            Other           Common
                                                                   Common      Paid-in     Retained     Comprehensive       Stock
                                                                   Stock       Capital     Earnings     Income/(Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (dollars in thousands)
                                                                                             (unaudited)

Six Months Ended June 30, 2001

Balance at January 1, 2001                                    $     1,590    $ 1,619,153    $ 1,179,113   $   (10,895)  $ 2,788,961
Comprehensive income:
   Net income                                                                                   203,214                     203,214
   Other comprehensive income (loss), net of tax effect
     Foreign currency translation adjustment                                                                   (2,705)       (2,705)
     Unrealized gain (loss) on investment trusts                                                                 (143)         (143)
     Cumulative effect of change in accounting
       principle (Note 1(b))                                                                                   (2,500)       (2,500)
     Minimum pension liability adjustment                                                                          68            68
     Cash flow hedges (Note 1(b))                                                                                (752)         (752)
                                                                                                                               ----
   Total comprehensive income                                                                                               197,182

Issuance of 120,392 shares of common stock - net                        1          3,691                                      3,692
Treasury shares purchased                                                        (10,015)                                   (10,015)
Treasury shares reissued                                                           6,000                                      6,000
Dividends on common stock ($.90 per share)                                                     (143,096)                   (143,096)
Other                                                                              4,629          1,530                       6,159
                                                                    -----          -----          -----         -----         -----
Ending balance at June 30, 2001                               $     1,591    $ 1,623,458    $ 1,240,761   $   (16,927)  $ 2,848,883
                                                              ===========    ===========    ===========   ===========   ===========

------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2000

Balance at January 1, 2000                                    $     1,589    $ 1,597,554    $ 1,064,319   $    (9,741)  $ 2,653,721
Comprehensive income:
   Net income                                                                                   213,554                     213,554
   Other comprehensive income (loss), net of tax effect
     Foreign currency translation adjustment                                                                    4,286         4,286
     Unrealized gain (loss) on investment trusts                                                                  139           139
                                                                                                                                ---
   Total comprehensive income                                                                                               217,979

Treasury shares purchased                                                         (1,490)                                    (1,490)
Treasury shares reissued                                                          10,365                                     10,365
Dividends on common stock ($.90 per share)                                                     (142,191)                   (142,191)
Other                                                                              6,143             21                       6,164
                                                                    -----          -----          -----         -----         -----
Ending Balance at June 30, 2000                               $     1,589    $ 1,612,572    $ 1,135,703   $    (5,316)  $ 2,744,548
                                                              ===========    ===========    ===========   ===========   ===========

------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year to Date
                                                                           June 30
                                                                       2001          2000
------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
                                                                          (unaudited)

Operating Activities
   Net income                                                       $ 203,214    $ 213,554
   Items providing or (using) cash currently:
    Depreciation and amortization                                     180,767      168,438
    Unrealized (gain) loss from energy risk management activities     (50,245)     (49,032)
    Deferred income taxes and investment tax credits - net             13,886        9,625
    Equity in earnings of unconsolidated subsidiaries                    (833)      (6,175)
    Allowance for equity funds used during construction                (3,219)      (3,100)
    Regulatory assets - net                                            (7,672)      18,511
    Changes in other current assets and current liabilities:
        Restricted deposits                                              (882)     (15,333)
        Accounts and notes receivable, net of reserves
          on receivables sold                                        (234,953)    (197,566)
        Materials, supplies, and fuel                                 (47,346)      27,229
        Accounts payable                                              299,060      137,975
        Accrued taxes and interest                                    (19,903)       7,530
    Other items - net                                                 (90,212)     (49,403)
                                                                      -------      -------

                 Net cash provided by operating activities            241,662      262,253
------------------------------------------------------------------------------------------
Financing Activities
   Change in short-term debt                                          524,479      196,584
   Issuance of long-term debt                                         372,476      123,189
   Redemption of long-term debt                                       (37,090)     (55,720)
   Retirement of preferred stock of subsidiaries                          --       (10,951)
   Issuance of common stock                                             3,692           --
   Dividends on common stock                                         (143,096)    (142,191)
                                                                     --------     --------

                  Net cash provided by financing activities           720,461      110,911
------------------------------------------------------------------------------------------
Investing Activities
   Construction expenditures (less allowance for equity
     funds used during construction)                                 (376,917)    (215,519)
   Acquisitions and other investments                                (545,056)    (137,290)
                                                                     --------     --------

                  Net cash used in investing activities              (921,973)    (352,809)
------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                              40,150       20,355

Cash and cash equivalents at beginning of period                       93,054       81,919
                                                                       ------       ------

Cash and cash equivalents at end of period                          $ 133,204    $ 102,274
                                                                    =========    =========
------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements

                                THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                               Quarter Ended              Year to Date
                                                                  June 30                   June 30
                                                            2001          2000         2001          2000
--------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousand)
                                                                               (unaudited)

Operating Revenues
   Electric                                            $ 1,198,015   $   646,973   $ 2,130,760    $ 1,184,991
   Gas                                                      79,407        59,598       404,500        238,060
                                                            ------        ------       -------        -------
         Total Operating Revenues                        1,277,422       706,571     2,535,260      1,423,051
--------------------------------------------------------------------------------------------------------------

Operating Expenses
   Fuel and purchased and exchanged power                  915,835       339,176     1,576,515        579,528
   Gas purchased                                            51,555        24,246       289,846        113,862
   Operation and maintenance                               120,770       130,274       232,395        242,557
   Depreciation and amortization                            46,656        45,569        92,263         89,326
   Taxes other than income taxes                            44,597        53,891        91,968        103,822
                                                            ------        ------        ------        -------
         Total Operating Expenses                        1,179,413       593,156     2,282,987      1,129,095
--------------------------------------------------------------------------------------------------------------

Operating Income                                            98,009       113,415       252,273        293,956
--------------------------------------------------------------------------------------------------------------

Miscellaneous - Net                                            672           962        (1,732)        (1,011)
Interest                                                    26,487        23,724        53,883         49,473
--------------------------------------------------------------------------------------------------------------

Income Before Taxes                                         72,194        90,653       196,658        243,472
--------------------------------------------------------------------------------------------------------------

Income Taxes                                                22,793        34,772        65,682         91,627
                                                            ------        ------        ------         ------

Net Income                                             $    49,401   $    55,881   $   130,976    $   151,845

Preferred Dividend Requirement                                 212           212           423            425
                                                               ---           ---           ---            ---

Net Income Applicable to Common Stock                  $    49,189   $    55,669   $   130,553    $   151,420
                                                       ===========   ===========   ===========    ===========
--------------------------------------------------------------------------------------------------------------

Net Income                                             $    49,401   $    55,881   $   130,976    $   151,845

Other Comprehensive Income (Loss), Net of Tax Effect         1,255            --        (2,660)            --
                                                             -----         -----        ------          -----

Comprehensive Income                                   $    50,656   $    55,881   $   128,316    $   151,845
                                                       ===========   ===========   ===========    ===========
--------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                    THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                           June 30   December 31
                                                            2001         2000
                                                         (unaudited)
--------------------------------------------------------------------------------
                                                          (dollars in thousands)

Current Assets
   Cash and cash equivalents                             $    12,986 $    20,637
   Restricted deposits                                         1,085         160
   Notes receivable from affiliated companies                     --      91,732
   Accounts receivable less accumulated provision for
     doubtful accounts of $24,058 at June 30, 2001,
     and $19,044 at December 31, 2000                        664,552     494,501
   Accounts receivable from affiliated companies              24,193      26,743
   Materials, supplies, and fuel - at average cost           109,120      99,061
   Energy risk management current assets (Note 1(c))         225,751     697,488
   Prepayments and other                                      43,633      39,320
                                                              ------      ------
                  Total Current Assets                     1,081,320   1,469,642
--------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                              1,947,640   1,905,795
     Gas                                                     888,299     865,303
     Common                                                  251,619     211,424
                                                             -------     -------
         Total Utility Plant In Service                    3,087,558   2,982,522
   Construction work in progress                              91,431     132,577
                                                              ------     -------
         Total Utility Plant                               3,178,989   3,115,099
   Non-regulated property, plant, and equipment            3,234,794   3,181,076
   Accumulated depreciation                                2,499,659   2,444,867
                                                           ---------   ---------
                  Net Property, Plant, and Equipment       3,914,124   3,851,308
--------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                         521,058     502,328
   Energy risk management non-current assets (Note 1(c))      37,841       7,000
   Other                                                     130,123     156,692
                                                             -------     -------
                  Total Other Assets                         689,022     666,020
--------------------------------------------------------------------------------

Total Assets                                             $ 5,684,466 $ 5,986,970
                                                         =========== ===========
--------------------------------------------------------------------------------

The  accompanying  notes as they  relate to The  Cincinnati  Gas &  Electric
Company are an integral part of these consolidated financial statements.

                    THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                            June 30  December 31
                                                             2001         2000
                                                          (unaudited)
--------------------------------------------------------------------------------
                                                          (dollars in thousands)

Current Liabilities
 Accounts payable                                          $  709,053 $  543,006
 Accounts payable to affiliated companies                      31,613     23,927
 Accrued taxes                                                125,036    152,750
 Accrued interest                                              21,878     17,645
 Notes payable and other short-term obligations               184,000    264,000
 Notes payable to affiliated companies                        280,448    163,478
 Long-term debt due within one year                             1,200      1,200
 Energy risk management current liabilities (Note 1(c))       235,792    717,902
 Other                                                         32,292     37,603
                                                               ------     ------
                Total Current Liabilities                   1,621,312  1,921,511
--------------------------------------------------------------------------------

Non-Current Liabilities
 Long-term debt                                             1,205,234  1,205,061
 Deferred income taxes                                        738,470    735,799
 Unamortized investment tax credits                            94,153     98,624
 Accrued pension and other postretirement benefit costs       164,696    164,901
 Energy risk management non-current liabilities (Note 1(c))    53,361     26,337
 Other                                                        106,117    118,421
                                                              -------    -------
                Total Non-Current Liabilities               2,362,031  2,349,143
--------------------------------------------------------------------------------

Total Liabilities                                           3,983,343  4,270,654
--------------------------------------------------------------------------------

Cumulative Preferred Stock
 Not subject to mandatory redemption                           20,486     20,486
--------------------------------------------------------------------------------

Common Stock Equity
 Common stock - $8.50 par value; authorized shares -
 120,000,000;
   outstanding shares - 89,663,086 at June 30, 2001 and
   December 31, 2000                                          762,136    762,136
 Paid-in capital                                              565,777    565,777
 Retained earnings                                            356,378    368,911
 Accumulated other comprehensive income (loss)                 (3,654)      (994)
                                                               ------       ----
                Total Common Stock Equity                   1,680,637  1,695,830
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity                 $5,684,466 $5,986,970
                                                           ========== ==========
--------------------------------------------------------------------------------

The  accompanying  notes as they  relate to The  Cincinnati  Gas &  Electric
Company are an integral part of these consolidated financial statements.

                    THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year to Date
                                                                             June 30
                                                                       2001       2000
--------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
                                                                           (unaudited)

Operating Activities
   Net income                                                      $  130,976  $  151,845
   Items providing or (using) cash currently:
     Depreciation and amortization                                     92,263      89,326
     Deferred income taxes and investment tax credits - net             3,170       8,378
     Unrealized (gain) loss from energy risk management activities    (14,190)    (28,280)
     Allowance for equity funds used during construction                 (941)     (2,646)
     Regulatory assets - net                                          (28,623)      8,085
     Changes in current assets and current liabilities:
         Restricted deposits                                             (925)         22
         Accounts and notes receivable, net of reserves
          on receivables sold                                         (76,146)    (11,302)
         Materials, supplies, and fuel                                (10,059)        731
         Accounts payable                                             173,649      55,160
         Accrued taxes and interest                                   (23,481)     10,039
     Other items - net                                                  4,474     (38,678)
                                                                        -----     -------

                  Net cash provided by operating activities           250,167     242,680
--------------------------------------------------------------------------------------------
Financing Activities
   Change in short-term debt                                           36,970     (22,403)
   Retirement of preferred stock                                            -        (160)
   Dividends on preferred stock                                          (339)       (425)
   Dividends on common stock                                         (143,086)   (107,200)
                                                                     --------    --------

                  Net cash used in financing activities              (106,455)   (130,188)
--------------------------------------------------------------------------------------------
Investing Activities
   Construction expenditures (less allowance for equity
     funds used during                                               (151,363)   (107,109)
                                                                     --------    --------

                  Net cash used in investing activities              (151,363)   (107,109)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (7,651)      5,383

Cash and cash equivalents at beginning of period                       20,637       9,554
                                                                       ------       -----

Cash and cash equivalents at end of period                         $   12,986  $   14,937
                                                                   ==========  ==========
--------------------------------------------------------------------------------------------

The  accompanying  notes as they  relate to The  Cincinnati  Gas &  Electric
Company are an integral part of these consolidated financial statements.

                                         PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                          Quarter Ended          Year to Date
                                                             June 30               June 30
                                                         2001       2000        2001       2000
----------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
                                                                         (unaudited)

Operating Revenues

   Electric                                          $1,184,393  $  619,760  $2,099,937  $1,153,512
----------------------------------------------------------------------------------------------------

Operating Expenses
   Fuel and purchased and exchanged power               967,888     397,807   1,655,979     669,236
   Operation and maintenance                            105,278     124,406     196,140     235,749
   Depreciation and amortization                         37,202      34,733      73,995      69,425
   Taxes other than income taxes                          7,551      13,800      22,535      28,409
                                                          -----      ------      ------      ------
         Total Operating Expenses                     1,117,919     570,746   1,948,649   1,002,819
----------------------------------------------------------------------------------------------------

Operating Income                                         66,474      49,014     151,288     150,693
----------------------------------------------------------------------------------------------------

Miscellaneous - Net                                       7,330       1,342       5,560         483
Interest                                                 20,597      19,769      38,537      39,853
----------------------------------------------------------------------------------------------------

Income Before Taxes                                      53,207      30,587     118,311     111,323
----------------------------------------------------------------------------------------------------

Income Taxes                                             18,990      11,671      42,662      42,194
                                                         ------      ------      ------      ------

Net Income                                           $   34,217  $   18,916  $   75,649  $   69,129

Preferred Dividend Requirement                              646       1,063       1,293       2,213
                                                            ---       -----       -----       -----

Net Income Applicable to Common Stock                $   33,571  $   17,853  $   74,356  $   66,916
----------------------------------------------------------------------------------------------------

Net Income                                           $   34,217  $   18,916  $   75,649  $   69,129

Other Comprehensive Income (Loss), Net of Tax Effect        338        (597)       (127)         35
                                                            ---        ----        ----          --

Comprehensive Income                                 $   34,555  $   18,319  $   75,522  $   69,164
                                                     ==========  ==========  ==========  ==========
----------------------------------------------------------------------------------------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                           June 30   December 31
                                                            2001          2000
                                                         (unaudited)
--------------------------------------------------------------------------------
                                                          (dollars in thousands)

Current Assets
   Cash and cash equivalents                               $    9,600 $    1,311
   Restricted deposits                                          1,014        341
   Notes receivable                                                --          3
   Notes receivable from affiliated companies                  88,188     12,798
   Accounts receivable less accumulated provision
     for doubtful accounts of $9,392 at June 30, 2001,
      and $9,317 at December 31, 2000                         727,344    464,930
   Accounts receivable from affiliated companies                3,262      5,385
   Materials, supplies, and fuel - at average cost             92,314     53,838
   Energy risk management current assets (Note 1(c))          225,751    697,488
   Prepayments and other                                       48,148     49,049
                                                               ------     ------
                  Total Current Assets                      1,195,621  1,285,143
--------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service                                 4,800,115  4,699,090
   Construction work in progress                              269,177    190,773
         Total Utility Plant                                5,069,292  4,889,863
   Accumulated depreciation                                 2,162,814  2,110,747
                                                            ---------  ---------
                  Net Property, Plant, and Equipment        2,906,478  2,779,116
--------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                          453,449    474,286
   Energy risk management non-current assets (Note 1(c))       37,841      7,000
   Other investments                                           56,148     51,343
   Other                                                       40,569     32,887
                                                               ------     ------
                  Total Other Assets                          588,007    565,516
--------------------------------------------------------------------------------

Total Assets                                               $4,690,106 $4,629,775
                                                           ========== ==========
--------------------------------------------------------------------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                          June 30   December 31
                                                            2001        2000
                                                         (unaudited)
--------------------------------------------------------------------------------
                                                          (dollars in thousands)

Current Liabilities
  Accounts payable                                       $  653,590  $  392,206
  Accounts payable to affiliated companies                   41,578      32,448
  Accrued taxes                                              87,291      80,995
  Accrued interest                                           27,055      23,708
  Notes payable and other short-term obligations            180,600     188,391
  Notes payable to affiliated companies                           -     146,381
  Long-term debt due within one year                         42,424      38,325
  Energy risk management current liabilities (Note 1(c))    235,792     717,902
  Other                                                      14,855      12,748
                                                             ------      ------
                  Total Current Liabilities               1,283,185   1,633,104
--------------------------------------------------------------------------------

Non-Current Liabilities
  Long-term debt (Note 2)                                 1,374,956   1,074,255
  Deferred income taxes                                     473,445     458,593
  Unamortized investment tax credits                         37,704      39,341
  Accrued pension and other postretirement benefit costs    150,454     143,990
  Energy risk management non-current liabilities (Note 1(c)) 53,361      26,337
  Other                                                      66,731      78,112
                                                             ------      ------
                  Total Non-Current Liabilities           2,156,651   1,820,628
--------------------------------------------------------------------------------

Total Liabilities                                         3,439,836   3,453,732
--------------------------------------------------------------------------------

Cumulative Preferred Stock
  Not subject to mandatory redemption                        42,347      42,348
--------------------------------------------------------------------------------

Common Stock Equity
  Common stock - without par value; $.01 stated value;
    authorized shares - 60,000,000; outstanding shares -
    53,913,701 at June 30, 2001 and December 31, 2000           539         539
  Paid-in capital                                           413,523     413,523
  Retained earnings                                         794,508     720,153
  Accumulated other comprehensive income (loss)                (647)       (520)
                                                               ----        ----
                  Total Common Stock Equity               1,207,923   1,133,695
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity               $4,690,106  $4,629,775
                                                         ==========  ==========
--------------------------------------------------------------------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year to Date
                                                                              June 30
                                                                         2001       2000
--------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
                                                                            (unaudited)

Operating Activities
   Net income                                                         $  75,649  $  69,129
   Items providing or (using) cash currently:
     Depreciation and amortization                                       73,995     69,425
     Deferred income taxes and investment tax credits - net              11,735      5,517
     Unrealized gain from energy risk management activities             (14,190)   (23,081)
     Allowance for equity funds used during construction                 (2,278)      (454)
     Regulatory assets - net                                             20,951     10,426
     Changes in other current assets and current liabilities:
         Restricted deposits                                               (673)      (155)
         Accounts and notes receivable, net of reserves on
          receivables sold                                             (331,677)    75,266
         Materials, supplies, and fuel                                  (38,476)    26,783
         Accounts payable                                               270,514     49,495
         Accrued taxes and interest                                       9,643    (23,943)
     Other items - net                                                  (15,534)   (41,861)
                                                                        -------    -------

                  Net cash provided by operating activities              59,659    216,547
--------------------------------------------------------------------------------------------
Financing Activities
   Change in short-term debt                                           (154,172)   (58,408)
   Issuance of long-term debt                                           322,471     53,075
   Redemption of long-term debt                                         (19,825)   (55,276)
   Retirement of preferred stock                                              -    (10,791)
   Dividends on preferred stock                                          (1,294)    (2,295)
   Dividends on common stock                                                  -    (36,000)
                                                                          -----    -------

                  Net cash provided by (used in) financing activities   147,180   (109,695)
--------------------------------------------------------------------------------------------
Investing Activities
   Construction expenditures (less allowance for equity
     funds used during construction)                                   (193,691)  (108,461)
   Other investments                                                     (4,859)    (3,157)
                                                                         ------     ------

                  Net cash used in investing activities                (198,550)  (111,618)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      8,289     (4,766)

Cash and cash equivalents at beginning of period                          1,311      8,842
                                                                          -----      -----

Cash and cash equivalents at end of period                            $   9,600  $   4,076
                                                                      =========  =========
--------------------------------------------------------------------------------------------

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                              STATEMENTS OF INCOME

                                        Quarter Ended       Year to Date
                                           June 30            June 30
                                        2001      2000     2001      2000
--------------------------------------------------------------------------------
                                             (dollars in thousands)
                                                  (unaudited)

Operating Revenues
   Electric                         $  62,260 $  55,080 $ 116,862 $ 104,368
   Gas                                 13,608    11,060    72,770    44,547
                                       ------    ------    ------    ------
         Total Operating Revenues      75,868    66,140   189,632   148,915
--------------------------------------------------------------------------------

Operating Expenses
   Electricity purchased from parent
    company for resale                 34,523    39,929    71,367    75,140
   Gas purchased                        8,324     4,988    51,236    22,982
   Operation and maintenance            8,954     9,466    18,201    18,694
   Depreciation and amortization        4,239     3,922     8,404     7,658
   Taxes other than income taxes        1,155     1,025     2,262     2,123
                                        -----     -----     -----     -----
         Total Operating Expenses      57,195    59,330   151,470   126,597
--------------------------------------------------------------------------------

Operating Income                       18,673     6,810    38,162    22,318
--------------------------------------------------------------------------------

Miscellaneous - Net                      (144)     (439)     (613)     (630)
Interest                                1,550     1,573     3,243     3,144
--------------------------------------------------------------------------------

Income Before Taxes                    16,979     4,798    34,306    18,544
--------------------------------------------------------------------------------

Income Taxes                            5,968     2,021     9,440     7,621
                                        -----     -----     -----     -----

Net Income                          $  11,011 $   2,777 $  24,866 $  10,923
                                    ========= ========= ========= =========
--------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS

ASSETS                                                  June 30   December 31
                                                         2001         2000
                                                      (unaudited)
--------------------------------------------------------------------------------
                                                        (dollars in thousands)

Current Assets
   Cash and cash equivalents                            $ 4,426    $  6,460
   Accounts receivable less accumulated provision for
     doubtful accounts of $2,343 at June 30, 2001,
     and $1,492 at December 31, 2000                      9,926      28,518
   Accounts receivable from affiliated companies             21       2,279
   Materials, supplies, and fuel - at average cost        7,264       6,300
   Prepayments and other                                    600         274
                                                            ---         ---
                  Total Current Assets                   22,237      43,831
--------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                           241,556     234,482
     Gas                                                188,718     184,878
     Common                                              49,633      44,603
                                                         ------      ------
         Total Utility Plant In Service                 479,907     463,963
   Construction work in progress                         11,249      15,069
                                                         ------      ------
         Total Utility Plant                            491,156     479,032
   Accumulated depreciation                             174,555     169,403
                                                        -------     -------
                  Net Property, Plant, and Equipment    316,601     309,629
--------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                     10,384      10,177
   Other                                                  5,069       5,110
                                                          -----       -----
                  Total Other Assets                     15,453      15,287
--------------------------------------------------------------------------------

Total Assets                                           $354,291    $368,747
                                                       ========    ========
--------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                           June 30   December 31
                                                            2001        2000
                                                         (unaudited)
--------------------------------------------------------------------------------
                                                         (dollars in thousands)

Current Liabilities
   Accounts payable                                        $  4,563  $ 24,249
   Accounts payable to affiliated companies                  21,562    20,192
   Accrued taxes                                              1,004    (5,760)
   Accrued interest                                           1,265     1,215
   Notes payable to affiliated companies                     13,565    29,403
   Other                                                      4,015    11,669
                                                              -----    ------
                  Total Current Liabilities                  45,974    80,968
--------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt                                            74,605    74,589
   Deferred income taxes                                     38,631    35,822
   Unamortized investment tax credits                         3,546     3,684
   Accrued pension and other postretirement benefit costs    13,085    13,041
   Amounts due to customers - income taxes                    7,439     7,439
   Other                                                      3,787     6,016
                                                              -----     -----
                  Total Non-Current Liabilities             141,093   140,591
--------------------------------------------------------------------------------

Total Liabilities                                           187,067   221,559
--------------------------------------------------------------------------------

Common Stock Equity
   Common stock - $15.00 par value; authorized shares -
     1,000,000; outstanding shares - 585,333 at
     June 30, 2001 and December 31, 2000                      8,780     8,780
   Paid-in capital                                           20,305    20,305
   Retained earnings                                        138,139   118,103
                                                            -------   -------
                  Total Common Stock Equity                 167,224   147,188
--------------------------------------------------------------------------------

Commitments and Contingencies (Note 4)

Total Liabilities and Shareholder's Equity                 $354,291  $368,747
                                                           ========  ========
--------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                               THE UNION LIGHT, HEAT AND POWER COMPANY
                                      STATEMENTS OF CASH FLOWS

                                                                                        Year to Date
                                                                                           June 30
                                                                                     2001           2000
------------------------------------------------------------------------------------------------------------
                                                                                   (dollars in thousands)
                                                                                         (unaudited)

Operating Activities
   Net income                                                                     $ 24,866        $ 10,923
   Items providing or (using) cash currently:
     Depreciation and amortization                                                   8,404           7,658
     Deferred income taxes and investment tax credits - net                          2,671            (565)
     Allowance for equity funds used during construction                               (37)            (28)
     Regulatory assets - net                                                          (377)            203
     Changes in current assets and current liabilities:
         Accounts and notes receivable, net of reserves on receivables sold         21,274           7,298
         Materials, supplies, and fuel                                                (964)          2,497
         Accounts payable                                                          (18,316)         (1,762)
         Accrued taxes and interest                                                  6,814           4,294
     Other items - net                                                             (10,993)          4,474
                                                                                   -------           -----

                  Net cash provided by operating activities                         33,342          34,992
------------------------------------------------------------------------------------------------------------
Financing Activities
   Change in short-term debt                                                       (15,838)        (16,229)
   Dividends on common stock                                                        (4,829)         (4,975)
                                                                                    ------          ------

                  Net cash used in financing activities                            (20,667)        (21,204)
------------------------------------------------------------------------------------------------------------
Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                                 (14,709)        (12,761)
                                                                                   -------         -------

                  Net cash used in investing activities                            (14,709)        (12,761)
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                (2,034)          1,027

Cash and cash equivalents at beginning of period                                     6,460           3,641
                                                                                     -----           -----
Cash and cash equivalents at end of period                                        $  4,426        $  4,668
                                                                                  ========        ========
------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as "we," "our," or "us."

1.      Summary of Significant Accounting Policies

(a)         Presentation

Our Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 2000 Form 10-K of the registrants. Certain amounts in the 2000 Financial Statements have been reclassified to conform to the 2001 presentation.

(b)         Financial Derivatives

We use derivative financial instruments to manage:

  funding costs;
  exposure to fluctuations in interest rates; and
  exposure to foreign currency exchange rates.

We account for derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (Statement 133), which requires all derivatives that are not exempted to be accounted for at fair value. Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivatives that qualify as hedges can (a) offset related fair value changes on the hedged item in the income statement for fair value hedges; or (b) be recorded in other comprehensive income for cash flow hedges. To qualify for hedge accounting, financial instruments must be designated as a hedge (for example, an offset of foreign exchange or interest rate risks) at the inception of the contract and must be effective at reducing the risk associated with the hedged item. Accordingly, changes in the fair values or cash flows of instruments designated as hedges must be highly correlated with changes in the fair values or cash flows of the related hedged items.

From time to time, we may use foreign currency contracts (for example, a contract obligating one party to buy, and the other to sell, a specified quantity of a foreign currency for a fixed price at a future date) and currency swaps (for example, a contract whereby two parties exchange principal and interest cash flows denominated in different currencies) to hedge foreign currency denominated purchase and sale commitments (cash flow hedges) and certain of our net investments in foreign operations (net investment hedges) against currency exchange rate fluctuations. At June 30, 2001, the fair value, and ineffectiveness, of instruments that we have classified as foreign currency cash flow hedges was not material. Reclassification of unrealized gains or losses on foreign currency cash flow hedges from other comprehensive income occurs when the underlying hedged item is recorded in income.

We also use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows). Through December 31, 2000, we utilized the accrual method to account for these interest rate swaps. Accordingly, gains and losses were calculated based on the current period difference between the fixed-rate and the floating-rate interest amounts, using agreed upon notional amounts. These gains and losses were recognized in our Consolidated Statements of Income as a component of Interest over the life of the agreement. Effective with our adoption of Statement 133 in the first quarter of 2001, we began accounting for interest rate swaps using mark-to-market accounting and are assessing the effectiveness of any swaps used in hedging activities. At June 30, 2001, the fair value, and ineffectiveness, of instruments that we have classified as cash flow hedges of variable rate debt instruments was not material. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from other comprehensive income occurs as interest payments are made on the debt instrument. See Note 1(d) below for further discussion of Statement 133.

(c )         Energy Marketing and Trading

We market and trade electricity, natural gas, and other energy-related products. We designate transactions as physical or trading at the time they are originated. Physical refers to our intent and projected ability to fulfill substantially all obligations from company-owned assets. We sell generation to third parties when it is not required to meet native load requirements (end-use customers within our public utility companies’ franchise service territory). All other energy contracts (including most natural gas contracts) are classified as trading. We account for physical transactions on a settlement basis and trading transactions using the mark-to-market method of accounting, consistent with our application of EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. To the extent that physical transactions constitute derivatives under Statement 133, we typically utilize the normal purchases and sales exemption, when the criteria for the application of the normal exemption are met. To the extent trading transactions constitute derivatives under Statement 133, we typically do not attempt to identify them as a hedging instrument. Under the mark-to-market method of accounting, trading transactions are shown at fair value in our Consolidated Balance Sheets as Energy risk management assets – and Energy risk management liabilities – current and non-current. We reflect changes in fair value resulting in unrealized gains and losses in Fuel and purchased and exchanged power and Gas purchased. We record the revenues and costs for all transactions in our Consolidated Statements of Income when the contracts are settled. We recognize revenues in Operating revenues; costs are recorded in Fuel and purchased and exchanged power and Gas purchased.

Although we intend to settle physical contracts with company-owned generation, occasionally we settle these contracts with power purchased on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as the power is delivered. Due to the infrequency of such settlements, both historical and projected, and the fact that physical power settlement to the customer still occurs, we continue to apply the normal purchases and sales exemption to such physical contracts that constitute derivatives. Open market purchases may occur for the following reasons:

  generating station outages;
  least-cost alternative;
  native load requirements; and
  extreme weather.

We value contracts in the trading portfolio using end-of-the-period market prices, utilizing the following factors (as applicable):

  closing exchange prices (that is, closing prices for standardized electricity and natural gas products traded on an organized exchange such as the New York Mercantile Exchange);
  broker-dealer and over-the-counter price quotations; and
  model pricing (which considers time value and historical volatility factors of electricity and natural gas pricing underlying any options and contractual commitments).

We anticipate that some of the electricity obligations, even though considered trading contracts, will ultimately be settled using company-owned generation. The cost of this generation is usually below the market price at which the trading portfolio has been valued. We expect earnings volatility from period to period due to the risks associated with marketing and trading electricity, natural gas, and other energy-related products.

During the first six months of 2001, our natural gas trading volumes increased substantially. Because of this volume change and the potential volatility of gas prices, our risk exposure to these markets has increased. However, we continue to employ value-at-risk analysis and other methodologies to mitigate our risks in all trading operations, including natural gas trading.

(d)         Accounting Changes

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Goodwill will be initially assessed for impairment shortly after adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under current accounting standards. This test must be applied at the “reporting unit” level, which will be defined within Cinergy after further review and will be a level no broader than the current business segments discussed in Note 5. Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We will begin applying Statement 141 in the third quarter of 2001 and adopt Statement 142 in the first quarter of 2002. Until we adopt Statement 142, goodwill will continue to be amortized. We do not believe that the discontinuance of amortization of goodwill will be material to our 2002 results of operations. We are analyzing the impact of the initial impairment test, and are unable to predict, at this time, whether the implementation of these accounting standards will be material to our financial position or results of operations.

During 1998, FASB issued Statement 133. This standard was effective for calendar year-end companies beginning in 2001, and requires companies to record derivative instruments which are not exempt under certain provisions of Statement 133 as assets or liabilities, measured at fair value (i.e., marked-to-market). Our financial statements reflect the adoption of Statement 133 in January 2001. Since many of our derivatives were previously required to use mark-to-market accounting, the effects of implementation were immaterial.

Our adoption did not reflect the potential impact of applying mark-to-market accounting to selected call options and forwards. We had not historically marked these instruments to market because they are intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB-sponsored Derivatives Implementation Group issued final guidance on the application of the normal purchases and sales exemption to electricity contracts structured as options or forwards. While much of the criteria that this guidance requires is consistent with the existing guidance in Statement 133, some criteria were added. We will adopt the new guidance in the third quarter of 2001, and preliminary estimates indicate that the effects of implementation for these contracts will not be material. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

2.        Long-Term Debt

In January 2001, PSI Energy, Inc. (PSI) retired $19.8 million principal amount of non-interest bearing Series 1994 Promissory Note, which had matured. The securities were not replaced by new issues of debt. In March 2001, Cinergy Global Resources, Inc., a subsidiary of Cinergy, borrowed $26 million at a fixed interest rate of 6.10%, maturing on March 31, 2003.

On June 22, 2001, PSI issued $325 million principal amount of First Mortgage Bonds Series EEE, 6.65% with a maturity date of June 15, 2006. The net proceeds of the offering were used to repay short-term indebtedness.

3.         Short-Term Debt

On March 21, 2001, Cinergy Corp. placed a $500 million, 364-day senior revolving credit facility. Also, on May 4, 2001, Cinergy Corp. placed a $400 million, three-year senior revolving credit facility which replaced Cinergy Corp.'s $400 million, five-year revolving credit facility that expired on May 6, 2001, and a $200 million, three-year revolving credit facility that expired on July 20, 2001. These facilities are used to provide short-term interim financing.

4.        Commitments and Contingencies

(a)         Ozone Transport Rulemaking

In June 1997, the Ozone Transport Assessment Group, which consisted of 37 states, made a wide range of recommendations to the United States (U.S.) Environmental Protection Agency (EPA) to address the impact of ozone transport on serious non-attainment areas (geographic areas defined by the EPA as non-compliant with ozone standards) in the Northeast, Midwest, and South. Ozone transport refers to wind-blown movement of ozone and ozone-causing materials across city and state boundaries. In late 1997, the EPA published a proposed call for revisions to State Implementation Plans (SIPs) for achieving emissions reductions to address air quality concerns. The EPA must approve all SIPs.

     (i)        Nitrogen Oxide (NOX) SIP Call

In October 1998, the EPA finalized its ozone transport rule, also known as the NOX SIP Call. It applied to 22 states in the eastern half of the U.S., including the three states in which our electric utilities operate, and also proposed a model NOX emission allowance-trading program. This rule recommended states reduce NOX emissions primarily from industrial and utility sources to a certain level by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate NOX reductions and, at the discretion of the state, a NOX trading program into their SIPs. The EPA proposed to implement a federal plan to accomplish the equivalent NOX reductions by May 1, 2003, if states failed to revise their SIPs.

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

In March 2000, the Court of Appeals substantially upheld the EPA’s rule. On April 11, 2000, the EPA asked the Court of Appeals to remove its May 25, 1999 suspension of the rule and also directed states to submit SIP revisions by September 1, 2000. On April 17, 2000, various states and industry groups (some of which we are a member) filed a request with the Court of Appeals for a rehearing of the NOX SIP Call decisions. On April 24, 2000, the same group filed a request with the Court of Appeals to require a rulemaking and a comment period to determine a new compliance date. The states also filed a request to obtain more time to file their SIPs. On June 23, 2000, the Court of Appeals denied both requests and directed the states to submit their SIP revisions by October 30, 2000. The states of Indiana, Kentucky, and Ohio subsequently submitted letters stating their intent to revise their SIPs in response to the NOX SIP Call. On December 26, 2000, the EPA took final action against Indiana, Kentucky, Ohio, and most other SIP Call affected states for failing to make complete SIP revisions. This action triggers an 18-month time clock for mandatory sanctions under a Federal Implementation Plan.

In August 2000, the Court of Appeals extended the May 1, 2003 deadline for NOX reductions to May 31, 2004. The states and other groups sought review of the Court of Appeals ruling by the U.S. Supreme Court (Supreme Court). In March 2001, the Supreme Court decided not to grant that review.

In June 2001, the Court of Appeals remanded portions of the NOX SIP Call to the EPA for reconsideration of how growth was factored into the state NOX budgets. It is unclear whether this decision will result in an increase or decrease in the size of the NOX reduction requirement.

The states of Indiana and Kentucky approved the final NOX SIP Call rule, through a cap and trade program, in June and July of 2001, respectively. The EPA is expected to approve the state rules by the end of 2001. The State of Ohio is still in the process of developing its version of the NOX SIP Call rule.

On September 25, 2000, Cinergy announced a plan for its subsidiaries, The Cincinnati Gas & Electric Company (CG&E) and PSI, to invest in pollution control equipment and other methods to reduce NOX emissions. The current estimate of costs for this expected investment is approximately $800 million (in nominal dollars) from 2001-2005, and includes the following:

  install selective catalytic reduction units (SCRs) at several different generating stations;
  install other pollution control technologies, including new computer software, at all generating stations;
  make combustion improvements; and
  utilize market opportunities to buy and sell NOX allowances.

SCRs are the most proven technology currently available of reducing NOX emissions produced in coal-fired generating stations.

     (ii)        Section 126 Petitions

In February 1998, the northeast states filed petitions seeking the EPA’s assistance in reducing ozone in the Eastern U.S. under Section 126 of the Clean Air Act (CAA). The EPA believes that Section 126 petitions allow a state to claim that sources in another state are contributing to its air quality problem and request that the EPA require the upwind sources to reduce their emissions.

In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions. This ruling affected all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003. In May 2001, the Court of Appeals substantially upheld a challenge to the Section 126 requirements, and remanded portions of the rule to the EPA for reconsideration of how growth was factored into the emission limitations. It is uncertain whether the May 2003 compliance deadline will be deferred while the EPA revisits the size of the emission limitations.

     (iii)        State Ozone Plans

On November 15, 1999, the State of Indiana and the Commonwealth of Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their attainment demonstration on how they intend to bring the greater Louisville area, including Floyd and Clark Counties in Indiana, into attainment with the one-hour ozone standard. The SIP amendments call for, among other things, statewide NOX reductions from utilities in Indiana, Kentucky, and surrounding states which are less stringent than the EPA’s NOX SIP Call. Indiana and Kentucky committed to adopt utility NOX control rules by December 2000, that would require controls be installed by May 2003. However, Indiana halted the rulemaking for NOX controls at this level, but completed NOX SIP Call level reduction regulations. Kentucky has completed its rulemaking, and issued a final rule that changed the compliance deadline to mirror the NOX SIP Call of May 31, 2004.

See Note 4(d) below for a discussion of the tentative EPA settlement, which relates to matters discussed within this note.

(b )         New Source Review (NSR)

The CAA’s NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major modification to an existing facility unless the changes are exempt. In July 1998, the EPA requested comments on proposed revisions to the NSR rules that would change NSR applicability by eliminating exemptions contained in the current regulation. On June 22, 2001, the EPA issued a NSR 90-Day Review Paper and scheduled four public forums across the U.S. to gather more information on the impacts of NSR. Cinergy provided oral testimony at an EPA public forum held in Cincinnati, Ohio on July 10, 2001, and plans to submit written comments as well.

Since July 1999, CG&E and PSI have received requests from the EPA (Region 5), under Section 114 of the CAA, seeking documents and information regarding capital and maintenance expenditures at several of their respective generating stations. These requests were part of an industry-wide investigation assessing compliance with the NSR and the New Source Performance Standards (NSPS) of the CAA at electric generating stations.

On September 15, 1999, November 3, 1999, and February 2, 2001, the Attorneys General of New York, Connecticut, and New Jersey, respectively, issued letters notifying Cinergy and CG&E of their intent to sue under the citizens’ suit provisions of the CAA. These states allege violations of the CAA by constructing and continuing to operate a major modification of CG&E’s W.C. Beckjord Generating Station (Beckjord Station) without obtaining the required NSR pre-construction permits.

On November 3, 1999, the EPA sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts (District Court). The Cinergy, CG&E, and PSI suit alleged violations of the CAA at two of our generating stations relating to NSR and NSPS requirements. The suit sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station and at PSI’s Cayuga Generating Station (Cayuga Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.

On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added alleged violations of the NSR requirements of the CAA at two of our generating stations contained in a notice of violation (NOV) filed by the EPA on November 3, 1999. It also added claims for relief of alleged violations of nonattainment NSR, Indiana and Ohio SIPs, and particulate matter emission limits (as discussed below in the “Beckjord Station NOV” section.)

The amended complaint sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station, Cayuga Station, and PSI’s Wabash River Generating Station and Gallagher Generating Station, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation.

On March 1, 2000, the EPA also filed an amended complaint in a separate lawsuit alleging violations of the CAA relating to NSR, Prevention of Significant Deterioration (PSD), and Ohio SIP requirements regarding various generating stations, including a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, the Dayton Power and Light Company (DP&L), and CG&E. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. This suit is being defended by CSP. On April 4, 2001, the District Court in that case ruled that neither the Government nor the intervening plaintiff environmental groups could obtain civil penalties for any alleged violations that occurred more than five years prior to the filing of the complaint, but that both parties could seek injunctive relief for alleged violations that occurred more than five years before the filing of the complaint. Thus, if the plaintiffs prevail in their claims, any calculation for penalties will not start on the date of the alleged violations unless those alleged violations occurred after November 3, 1994, but CSP would be forced to install the controls required under the CAA. Neither party appealed that decision.

On June 28, 2000, the EPA issued a NOV to Cinergy, CG&E, and PSI for alleged violations of NSR, PSD, and SIP requirements at CG&E’s Miami Fort Generating Station and PSI’s Gibson Generating Station. In addition, Cinergy and CG&E have been informed by DP&L, the operator of J.M. Stuart Generating Station (Stuart Station), that on June 30, 2000, the EPA issued a NOV for alleged violations of NSR, PSD, and SIP requirements at this station. CG&E owns 39% of Stuart Station. The NOVs indicated that the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

On August 2, 2001, the states of New York, New Jersey, and Connecticut filed an Assented to Motion to Intervene in this litigation. Their motion was granted by the District Court on August 3, 2001. The states’ proposed complaint is an exhibit to the motion to intervene. Cinergy, CG&E and PSI are in the process of evaluating the states' complaint but, at this time, we are unable to determine the effect, if any, that this filing will have on the issues affecting us regarding NSR as framed in the EPA's Amended Complaint.

See Note 4(d) below for a discussion of the tentative EPA settlement, which relates to matters discussed within this note.

(c )         Beckjord Station NOV

On November 30, 1999, the EPA filed a NOV against Cinergy and CG&E alleging that emissions of particulate matter at the Beckjord Station exceeded the allowable limit. The NOV indicated that the EPA may (1) issue an administrative penalty order, or (2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000 amended complaint, as discussed in Note 4(b) above. On June 22, 2000, the EPA issued a NOV and a Finding of Violation (FOV) alleging additional particulate emission violations at Beckjord Station and offered us an opportunity to meet and discuss the allegations and corrective measures. The NOV/FOV indicated the EPA may issue an administrative compliance order, issue an administrative penalty order, or bring a civil or criminal action.

See Note 4(d) below for a discussion of the tentative EPA settlement, which relates to matters discussed within this note.

(d )         EPA Agreement

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the EPA, the U.S. Department of Justice, three northeast states, and two environmental groups that could serve as the basis for a negotiated resolution of CAA claims and other related matters brought against coal-fired power plants owned and operated by Cinergy’s operating subsidiaries. The complete resolution of these issues is contingent upon establishing a final agreement with the EPA and other parties. If a final agreement is reached with these parties, this would resolve past claims of NSR violations as well as the Beckjord Station NOVs/FOV discussed above.

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
  build four additional sulfur dioxide (SO2) scrubbers, the first of which must be operational by December 31, 2007;
  upgrade existing pollution control systems;
  phase in the operation of NOX reduction technology year-round starting in 2004;
  retire 50,000 tons of SO2 allowances between 2001 and 2005 and reduce our SO2 cap by 35% in 2013;
  pay a civil penalty of $8.5 million to the U.S. government; and
  implement $21.5 million in environmental mitigation projects.

The estimated cost for these capital expenditures is expected to be approximately $700 million. These capital expenditures are in addition to our previously announced commitment to install NOX controls over the next five years at an estimated cost of approximately $800 million as previously discussed in “Ozone Transport Rulemaking.”

In reaching the tentative agreement, we did not admit any wrongdoing and remain free to continue our current maintenance practices, as well as implement future projects for improved reliability. If the settlement is not completed, we intend to defend the suit vigorously in court. In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail on their claims or whether resolution of this matter would have a material effect on our financial condition or results of operations.

(e )         Manufactured Gas Plant (MGP) Sites

     (i)        General

Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

     (ii)        PSI

Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including at least 21 sites which PSI or its predecessors previously owned. PSI acquired four of the sites from Northern Indiana Public Service Company (NIPSCO) in 1931. At the same time, PSI sold NIPSCO the sites located in Goshen and Warsaw, Indiana. In 1945, PSI sold 19 of these sites (including the four sites it acquired from NIPSCO) to the predecessor of the Indiana Gas Company, Inc. (IGC). IGC later sold the site located in Rochester, Indiana to NIPSCO.

IGC (in 1994) and NIPSCO (in 1995) both made claims against PSI. The basis of these claims was that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI was legally responsible for the costs of investigating and remediating the sites. In August 1997, NIPSCO filed suit against PSI in federal court claiming recovery (pursuant to CERCLA) of NIPSCO’s past and future costs of investigating and remediating MGP-related contamination at the Goshen MGP site.

In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement (Agreement). This agreement allocated CERCLA liability for past and future costs at seven MGP sites in Indiana among the three companies. As a result of the Agreement, NIPSCO’s lawsuit against PSI was dismissed. The parties have assigned lead responsibility for managing further investigation and remediation activities at each of the sites to one of the parties. Similar agreements were reached between IGC and PSI that allocate CERCLA liability at 14 MGP sites with which NIPSCO was not involved. These agreements concluded all CERCLA and similar claims between the three companies related to MGP sites. The parties continue to investigate and remediate the sites, as appropriate under the agreements and applicable laws. The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM. In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana (Court) against its general liability insurance carriers. Subsequently, PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. The Court rescheduled the trial date for the case from May 2001 to January 2002. The Court ordered the parties to submit the case to mediation in February 2001. The mediation was not successful in resolving PSI’s claims against all of the insurance carriers. Settlement discussions with some of the insurance carriers have been ongoing. At the present time, PSI cannot predict either the progress or outcome of these discussions or the outcome of this litigation.

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

(f )         Gas Customer Choice

In January 2000, Cinergy Investments, Inc. (Investments) sold Cinergy Resources, Inc. (CRI), a former subsidiary, to Licking Rural Electrification, Inc. doing business as The Energy Cooperative (Energy Cooperative). In February 2001, Cinergy, CG&E, and CRI were named as defendants in three class actions lawsuits relating to Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers. Subsequently, these class action suits were amended and consolidated into one suit. CG&E has been dismissed as a defendant in the consolidated suit. On March 30, 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and CRI. This lawsuit concerns any obligations or liability Investments may have to Energy Cooperative following its sale of CRI. We intend to vigorously defend these lawsuits. At the present time, Cinergy cannot predict the outcome of these suits.

(g)         PSI Fuel Adjustment Charge

As discussed in the 2000 Form 10-K, PSI defers fuel costs that are recoverable in future periods subject to Indiana Utility Regulatory Commission (IURC) approval under a fuel recovery mechanism. On June 6, 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs. On June 26, 2001, PSI formally requested that the IURC reconsider its disallowance decision. PSI believes it has strong legal and factual arguments in its favor and that it will ultimately be permitted to recover these costs. However, PSI cannot definitively predict the ultimate outcome of either the petition for IURC reconsideration or any possible appeal of this matter.

(h)         Other

In May 2001, the Kentucky Public Service Commission (KPSC) approved an offer of settlement by The Union Light, Heat and Power Company (ULH&P) which allows ULH&P to maintain its existing retail electric base rates and fuel adjustment clause at current levels through December 2003 and limits electric rate increases for three years thereafter, resolving all related matters previously pending before the KPSC. The settlement also approved the proposed wholesale power supply contract between ULH&P and CG&E, beginning January 1, 2002, and made the necessary determinations under the Public Utilities Holding Company Act of 1935, as amended (PUHCA), for CG&E to transfer its generating assets and liabilities to an exempt wholesale generator (EWG). In connection with this settlement ULH&P recognized revenues of approximately $10 million, which had been previously deferred subject to refund.

5.         Financial Information by Business Segment

As discussed in the 2000 Form 10-K, in early 2001, Cinergy announced certain organizational changes which further aligned the business units to reflect Cinergy’s strategic vision. The revised structure has three business units, as follows:

  Energy Merchant Business Unit (Energy Merchant);
  Regulated Businesses Business Unit (Regulated Businesses); and
  Power Technology and Infrastructure Services Business Unit (PTIS).

Energy Merchant manages wholesale generation and the buying and selling of energy commodities. Energy Merchant earns revenues from the electric generation and the operation of power plants; wholesale energy trading, marketing, and risk management; and customized energy solutions.

Regulated Businesses consists of a regulated, integrated utility, and regulated electric and gas transmission and distribution services. Regulated Businesses plans, constructs, operates, and maintains the Cinergy operating companies’ transmission and distribution systems and delivers gas and electric energy to consumers. Regulated Businesses also earns revenues from wholesale customers primarily by transmitting electric power through Cinergy’s transmission system.

PTIS primarily manages the development, marketing and sales of our non-regulated retail energy and energy-related businesses. Products and services offered by PTIS include energy management and consulting services to commercial customers that operate retail facilities; utility operations and infrastructure services to utilities; and building and maintaining fiber optic telecommunication networks for businesses, municipalities, telecommunications carriers, and schools. PTIS also manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary. Ventures invests in emerging energy technologies with promising commercial applications that can benefit future Cinergy business development activities.

Financial results by business unit are as indicated below. Amounts for the prior year have been restated to reflect segment restructuring which includes the consolidation of the former International Business Unit into the Energy Merchant and Regulated Businesses business units. This restructuring became effective January 1, 2001.

Financial results by business unit for the quarters ended June 30, 2001 and June 30, 2000:

Business Units

                                               Cinergy Business Units
                                               ----------------------
                                 Energy        Regulated                              Reconciling
                               Merchant(5)   Businesses(5)      PTIS         Total   Eliminations(1) Consolidated
                               -----------   -------------      ----         -----  ---------------  -------------
                                                                  (in thousands)
Quarter ended 6/30/01

Operating revenues-
   External customers     $  3,045,280(3)  $    586,228   $    10,584    $ 3,642,092     $      --    $ 3,642,092
   Intersegment revenues        29,070(4)            --            --         29,070       (29,070)            --
Segment profit (loss)(2)        30,310           55,896        (3,239)        82,967           --          82,967
------------------------------------------------------------------------------------------------------------------------------------
Quarter ended 6/30/00

Operating revenues-
   External customers     $  1,003,793(3)  $    748,370   $    17,351    $ 1,769,514     $      --    $ 1,769,514
   Intersegment revenues       241,270(4)            --            --        241,270     (241,270)             --
Segment profit (loss)(2)        38,435           39,235        (2,555)        75,115           --          75,115
------------------------------------------------------------------------------------------------------------------------------------

(1)  The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.
(2)  Management utilizes segment profit (loss) to evaluate segment performance.
(3)  The increase in 2001 as compared to 2000 is primarily due to the increase in volumes and average price realized on non-firm wholesale transactions.
(4)  In connection with deregulation in Ohio, beginning in 2001, certain revenues which were previously recorded through intersegment transfer pricing, are now directly recorded to the business segment.
(5)  Effective January 2001, electric customer choice legislation was implemented in Ohio.  For comparative purposes, the estimated pro forma adjustment to reflect this effect on second quarter 2000 results would be as follows:

                                            Energy         Regulated
                                           Merchant        Businesses
                                           --------        ----------
              Operating revenues        $ (28,904)        $  28,904
              Segment profit (loss)     $  (9,535)        $   9,535

Financial results by business unit for the six months ended June 30, 2001 and June 30, 2000:

Business Units

                                               Cinergy Business Units
                                               ----------------------
                               Energy         Regulated                               Reconciling
                             Merchant(5)     Businesses(5)      PTIS        Total    Eliminations(1) Consolidated
                             -----------     -------------      ----        -----   ---------------  -------------
                                                            (in thousands)
Six months ended 6/30/01

Operating revenues-
   External customers      $ 5,919,557(3) $   1,404,039     $  25,025    $ 7,348,621 $           -     $7,348,621
   Intersegment revenues        64,273(4)             -             -         64,273       (64,273)             -
Segment profit (loss)(2)        69,605          141,646        (8,037)       203,214             -        203,214
------------------------------------------------------------------------------------------------------------------------------------
Six months ended 6/30/00

Operating revenues-
   External customers      $ 1,708,435(3) $   1,608,318     $  35,838    $ 3,352,591 $           -     $3,352,591
   Intersegment revenues       482,858(4)             -             -        482,858      (482,858)             -
Segment profit (loss)(2)        89,712          127,007        (3,165)       213,554             -        213,554
------------------------------------------------------------------------------------------------------------------------------------

(1)  The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.
(2)  Management utilizes segment profit (loss) to evaluate segment performance.
(3)  The increase in 2001 as compared to 2000 is primarily due to the increase in volumes and average price realized on non-firm wholesale transactions.
(4)  In connection with deregulation in Ohio, beginning in 2001, certain revenues which were previously recorded through intersegment transfer pricing, are now directly recorded to the business segment.
(5)  Effective January 2001, electric customer choice legislation was implemented in Ohio.  For comparative purposes, the estimated pro forma adjustment to reflect this effect on the six months ended June 30, 2000 results would be as follows:

                                           Energy         Regulated
                                          Merchant       Businesses
                                          --------       ----------
              Operating revenues        $   (60,201)    $    60,201
              Segment profit (loss)     $   (20,626)    $    20,626

Total segment assets at June 30, 2001 and December 31, 2000, are as follows:

Business Units

                                                             Cinergy Business Units
                                                             ----------------------
                                                            Regulated
                                        Energy Merchant    Businesses     PTIS            Total          All Other      Consolidated
                                        ---------------    ----------     ----            -----          ---------      ------------
                                                                               (in thousands)
Total segment assets at June 30, 2001        $5,461,535    $6,921,852   $210,323       $12,593,710        $39,848        $12,633,558
Total segment assets at December 31, 2000     5,947,824     6,162,243    177,173        12,287,240         42,488         12,329,728

6.         Earnings Per Common Share (EPS)

A reconciliation of EPS to earnings per common share assuming dilution (diluted EPS) is presented below for the quarters ended June 30, 2001 and June 30, 2000:

                                                       Income      Shares         EPS
                                                   ------      ------         ---
                                                  (in thousands, except per share amounts)
          Quarter ended June 30, 2001
          EPS:
             Net Income                                 $82,967    159,061    $   0.51

          Effect of dilutive securities:
             Common stock options                                    1,157
             Share saver plan common stock                               1
             Directors' compensation plans                             139
             Contingently issuable common stock                        588
                                                                       ---

           EPS - assuming dilution:
             Net income plus assumed conversions        $82,967    160,946    $   0.51

--------------------------------------------------------------------------------
          Quarter ended June 30, 2000
          EPS:
             Net Income                                 $75,115    158,923    $   0.47

          Effect of dilutive securities:
             Common stock options                                      318
             Contingently issuable common stock                        293
                                                                       ---

           EPS - assuming dilution:
             Net income plus assumed conversions        $75,115    159,534    $   0.47

Options to purchase shares of common stock are excluded from the calculation of diluted EPS when the exercise prices of these options are greater than the average market price of the common shares during the period. For the quarters ended June 30, 2001 and 2000, approximately 1.8 million and 2 million shares, respectively, were excluded from the diluted EPS calculation.

A reconciliation of EPS to diluted EPS is presented below for the six months ended June 30, 2001 and June 30, 2000:

                                       Income           Shares          EPS
                                       ------           ------          ---
                                       (in thousands, except per share amounts)
Six months ended June 30, 2001
EPS:
   Net Income                           $203,214        159,025       $  1.27

Effect of dilutive securities:
   Common stock options                                  1,060
   Directors' compensation plans                           139
   Contingently issuable common stock                      563
                                                           ---

 EPS - assuming dilution:
   Net income plus assumed conversions  $203,214        160,787       $  1.26
--------------------------------------------------------------------------------
Six months ended June 30, 2000
EPS:
   Net Income                           $213,554        158,923       $  1.34

Effect of dilutive securities:
   Common stock options                                     94
   Contingently issuable common stock                      322
                                                           ---

 EPS - assuming dilution:
   Net income plus assumed conversions  $213,554        159,339       $  1.34

Options to purchase shares of common stock are excluded from the calculation of diluted EPS when the exercise prices of these options are greater than the average market price of the common shares during the period. For the six months ended June 30, 2001 and 2000, approximately 2.1 million and 2 million shares, respectively, were excluded from the diluted EPS calculation.

7.        Ohio Deregulation

As discussed in the 2000 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the State of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provides for a market development period that began January 1, 2001 and ends no later than December 31, 2005.

On May 8, 2000, CG&E reached a stipulated agreement with the Public Utilities Commission of Ohio (PUCO) staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. On August 31, 2000, the PUCO approved CG&E's stipulation agreement. Two parties filed applications for rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. On April 6, 2001, CG&E filed for dismissal of this appeal. On July 25, 2001, the Ohio Supreme Court denied CG&E's motion to dismiss. CG&E is unable to predict the outcome of this proceeding.

The August 31, 2000 order authorizes CG&E to transfer its generation assets to one or more non-regulated corporate subsidiary(ies). In addition to the regulatory approvals received from the PUCO and the KPSC this transfer may also require the approval or consent of one or more of the following: the IURC, the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission under the PUHCA, and various third parties. As the transfer is contingent upon CG&E receiving various other consents and approvals, the timing and receipt of which are unknown, the completion date of the transfer of generation assets to the non-regulated subsidiary(ies) is uncertain.

8.        Power Trading

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

As stated in our 2000 Form 10-K, in 2000 the Western U.S., primarily California, began experiencing unprecedented price levels and volatility for wholesale electricity. Because of the nature of deregulation in California, California's two largest utilities have accumulated significant unpaid obligations, are having difficulty obtaining capital, and one of these utilities has declared bankruptcy. We continue to maintain a balanced Western U.S. portfolio and have no unrealized gain positions directly with these utilities. A portion of our Energy risk management assets and Energy risk management liabilities-current are with counterparties in the Western U.S. Although prices dropped significantly in the second quarter of 2001, the volatility of prices, the possibility of certain utilities defaulting on their unpaid obligations, and the potential for further FERC-ordered wholesale electric refunds could result in credit failures by power marketers. Given these issues, the fair values of our positions in the Western U.S. continue to reflect an elevated level of credit discount. Nonperformance by any of the Western U.S. counterparties could have a material effect on the operating results of Cinergy, CG&E, and PSI.

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

  Legislative and regulatory initiatives regarding deregulation of the industry or, potential national deregulation legislation.

  The timing and extent of the entry of additional competition in electric or gas markets and the effects of continued industry consolidation through the pursuit of mergers, acquisitions, and strategic alliances.

  Regulatory factors such as changes in the policies or procedures that set rates; changes in our ability to recover capital expenditures for environmental compliance, purchased power costs and investments made under traditional regulation through rates and rate cases; and changes to the frequency and timing of rate increases.

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

  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims. Examples can be found in Note 4 of the "Notes to Financial Statements" in "Part I. Financial Information."

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as "we," "our," or "us."

INTRODUCTION

In Management's Discussion and Analysis (MD&A), we explain our general operating environment, as well as our liquidity, capital resources, and results of operations. Specifically, we discuss the following:
  factors affecting current and future operations;
  why revenues and expenses changed from period to period; and
  how the above items affect our overall financial condition.

ORGANIZATION

Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries (operating companies). As a result of this ownership, we are considered a utility holding company. Because we are a holding company whose utility subsidiaries operate in multiple states, we are registered with and are subject to regulation by the SEC under the Public Utility Holding Company Act of 1935 (PUHCA), as amended. Our other principal subsidiaries are:

  Cinergy Services, Inc. (Services) - is a service company that provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services;
  Cinergy Investments, Inc. (Investments) - holds most of our domestic non-regulated, energy-related businesses and investments;
  Cinergy Global Resources, Inc. - holds our international businesses and investments and directs our renewable energy investing activities (for example, wind farms);
  Cinergy Technologies, Inc. - primarily holds our portfolio of technology related investments; and
  Cinergy Wholesale Energy, Inc. - was formed to act as a holding company for our energy merchant businesses, including production, as the generation assets eventually become unbundled from the utility subsidiaries.

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

  Energy Merchant Business Unit (Energy Merchant) - operates power plants, both domestically and abroad, and conducts all wholesale energy marketing, trading, origination and risk management services;
  Regulated Businesses Business Unit (Regulated Businesses)- operates all gas and electric transmission and distribution services, both domestically and abroad, and is responsible for all regulatory planning for the regulated utility businesses of CG&E, PSI, and ULH&P; and
  Power Technology and Infrastructure Services Business Unit (PTIS) - originates and manages a portfolio of emerging energy businesses.

See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information," for financial information by business unit.

LIQUIDITY

In the "Liquidity" section, we discuss environmental issues as they relate to our current and future cash needs. In the "Capital Resources" section, we discuss how we intend to meet these capital requirements.

Environmental Issues

Ambient Air Standards

As discussed in the 2000 Form 10-K, in 1997 the U.S. Environmental Protection Agency (EPA) revised the National Ambient Air Quality Standards for ozone and fine particulate matter. The EPA has estimated that it will take up to five years to collect sufficient ambient air monitoring data to determine fine particulate matter non-attainment areas. A fine particulate monitoring network was put in place during 1999 and 2000. Following identification of non-attainment areas, the states will identify the sources of particulate emissions and develop emission reduction plans. These plans may be state-specific or regional. We currently cannot predict the exact amount and timing of required reductions.

On May 14, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) ruled that the EPA's final rule establishing the new eight-hour ozone standard and the fine particulate matter standard constituted an invalid delegation of legislative authority. In June 1999, the EPA appealed the decision. On October 29, 1999, the full Court of Appeals rejected the EPA's request for reconsideration. In January 2000, the EPA appealed to the U.S. Supreme Court (Supreme Court) and on February 27, 2001 the Supreme Court reversed the Court of Appeals' ruling. However, the Supreme Court invalidated the EPA's implementation procedure for the portion of the case dealing with the eight-hour ozone standard. The EPA currently is evaluating approaches for implementing the eight-hour ozone standard in accordance with the Supreme Court's opinion. Meanwhile, the Court of Appeals continues to consider the validity of the eight-hour ozone standard and the fine particulate matter standard, as a number of issues that were raised by the parties were not addressed in its original opinion, invalidating those standards. The parties will file supplemental briefs on these issues, and further oral argument may be held. We currently cannot determine the outcome of this litigation or of future EPA actions in response to the litigation and the effects on future emissions reduction requirements.

See Notes 4(a), (b), (c), (d), and (e), respectively, of the "Notes to Financial Statements" in "Part I. Financial Information" for a discussion of other environmental issues.

Foreign Utility Companies (FUCOs)/Exempt Wholesale Generators (EWGs) Investment Limitations

As discussed in the 2000 Form 10-K, our ability to invest in growth initiatives, such as EWGs and FUCOs, is limited by certain legal and regulatory requirements, including the PUHCA. In March 1998, the SEC granted us authority under PUHCA to invest in EWGs and FUCOs in an aggregate amount equal to our consolidated retained earnings, as determined from time to time. Following our request for increase in investment authority, in May 2001, the SEC issued a supplemental order, authorizing us to invest an additional $2 billion in EWGs and FUCOs, in addition to an amount equal to our consolidated retained earnings.

CAPITAL RESOURCES

We meet our capital requirements through a combination of internally generated funds and debt issuances. We expect to meet our future capital needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.

In early May 2001, Cinergy Corp.'s certificate of incorporation was amended to authorize the issuance of preferred securities in addition to common stock, following approval by the SEC under the PUHCA and the shareholders of Cinergy Corp.

Debt

Cinergy Corp. has current authorization from the SEC under the PUHCA to increase its total capitalization at December 31, 1999 (excluding retained earnings and accumulated other comprehensive income) by an additional $5 billion, through issuance of any combination of equity and debt securities. This increased authorization is subject to certain conditions, including, among others, that common equity comprises at least 30% of Cinergy Corp.'s consolidated capital structure and that Cinergy Corp., under certain circumstances, maintains an investment grade rating on its senior debt obligations.

Short-term Debt

In connection with the current SEC authorization, Cinergy Corp. has $1.7 billion in established lines of credit. As of June 30, 2001, $387 million was unused and available on these lines.

On March 21, 2001, Cinergy Corp. placed a $500 million, 364-day senior revolving credit facility. Also, on May 4, 2001, Cinergy Corp. placed a $400 million, three-year senior revolving credit facility which replaced Cinergy Corp.'s $400 million, five-year revolving credit facility that expired on May 6, 2001, and a $200 million, three-year revolving credit facility that expired on July 20, 2001. These facilities are being utilized to provide short-term interim financing.

Our non-regulated subsidiaries have the ability to borrow funds from Cinergy Corp. if the need arises. Certain of our non-regulated subsidiaries also have established lines of credit. As of June 30, 2001, $3.7 million was unused and available on these established lines.

Our operating companies, CG&E and PSI, have established lines of credit of $15 million and $60 million respectively, of which $15 million for CG&E remained unused and available.

In May 2001, CG&E filed an application with the PUCO to increase its short-term debt authority to $600 million and on June 28, 2001, the PUCO granted this request. On April 6, 2001, Cinergy Corp. filed an application with the SEC to increase PSI's and ULH&P's short-term debt authority to $600 million and $65 million respectively. On August 2, 2001, the SEC granted our request effective immediately. As of August 2, 2001, our operating companies had regulatory authority to borrow up to a total of $1.3 billion in short-term debt ($671 million for CG&E and its subsidiaries, including $65 million for ULH&P, and $600 million for PSI.)

Commercial Paper

As of June 30, 2001, the commercial paper program was limited to a maximum outstanding principal amount of $800 million for Cinergy Corp. In early 2001, Cinergy Corp. expanded the commercial paper program to this amount and reduced the established lines of credit at CG&E and PSI. The expansion of the commercial paper program at the Cinergy Corp. level will, in part, support the short-term borrowing needs of CG&E and PSI and will eliminate the need for commercial paper programs at CG&E and PSI. The Cinergy Corp. commercial paper program expansion is supported by the new $400 million, 364-day revolving credit facility that was placed in early 2001. As of June 30, 2001, Cinergy Corp. had issued $566 million in commercial paper.

Long-term Debt

Under the PUHCA authorization mentioned above, we are able to issue and sell long-term debt at the parent holding company level. In May 2001, CG&E filed an application with the PUCO to increase its long-term debt authority to $400 million and on June 28, 2001, the PUCO granted this request. As of June 30, 2001, Cinergy Corp. had $400 million of long-term debt outstanding. As of June 30, 2001, CG&E, PSI, and ULH&P have remaining state regulatory authority for long-term debt issuances of $400 million, $21 million, and $30 million, respectively. PSI intends to file an application with the IURC requesting an increase in long-term debt issuance authority up to $400 million. On July 26, 2001, Cinergy Corp. filed a registration statement with the SEC requesting authority to issue up to $500 million in unsecured debt. The registration is pending SEC approval. We may, at any time, request additional long-term debt authorization, which is subject to regulatory approval.

Variable Rate Pollution Control Notes

CG&E and PSI have issued variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes). Because the holders of these notes have the right to redeem their notes on any business day, they are reflected in Notes payable and other short-term obligations in the Consolidated Balance Sheets for Cinergy, CG&E, and PSI. At June 30, 2001, CG&E and PSI had $184 million and $83 million, respectively, outstanding in pollution control notes, classified as short-term debt.

Money Pool

Cinergy Corp., Services, and our operating companies and their subsidiaries participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with surplus short-term funds provide short-term loans to others. This surplus cash may be from internal or external sources. The amounts outstanding under this money pool arrangement are shown as Notes receivable from affiliated companies or Notes payable to affiliated companies on the Consolidated Balance Sheets for CG&E and PSI and on the Balance Sheets for ULH&P.

Securities Ratings

As of July 31, 2001, the major credit ratings agencies rated our securities as follows:

                                  Fitch (1)        Moody's (2)       S&P (3)
                                  ---------        -----------      -----------

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
   Preferred Stock                   BBB              Baa3          BBB
   Commercial Paper                  F-2              P-2           Not Rated

PSI
   Senior Secured Debt               A-               A3            A-
   Senior Unsecured Debt             BBB+             Baa1          BBB+
   Junior Unsecured Debt             BBB              Baa2          BBB
   Preferred Stock                   BBB              Baa3          BBB
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
(2) Moody's Investors Service (Moody's)
(3) Standard & Poor's Ratings Services (S&P)

As discussed in the 2000 Form 10-K, on December 12, 2000, S&P placed its ratings of Cinergy Corp. and its operating affiliates, CG&E and PSI, on CreditWatch with negative implications. On January 22, 2001, Moody's announced it had assigned negative outlooks to the debt and preferred stock securities of Cinergy Corp. and all of its subsidiaries. These actions are primarily in response to Cinergy's announcement regarding one of its non-regulated subsidiaries entering into a definitive agreement to acquire two natural gas-fired merchant electric generating facilities from Enron North America. Other items of concern include (1) the announcement that Cinergy Corp., CG&E, and PSI have reached an agreement in principle with the EPA; (2) the continuing uncertainty surrounding CG&E's post-deregulation corporate and financial structure; (3) the absence of restructuring legislation and stranded investment resolution in Indiana; and (4) Cinergy's emphasis on higher-risk non-regulated activities.

Effective July 27, 2001, Moody's changed its assignment of ratings to different classes of securities issued by the same company, which was prompted by Moody's research published in November 2000. The refinements are of a technical nature and are not indicative of changes in fundamental credit quality. CG&E's and PSI's preferred stock were affected by these changes and the new ratings are noted in the table above. These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees (promises to pay by one party in the event of default by another party) at any one time to $2 billion. As of June 30, 2001, we had $1.3 billion outstanding under the guarantees issued. This amount represents Cinergy Corp.'s guarantees of liabilities and commitments of our consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.

2001 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended June 30, 2001 and 2000 were as follows:

                               Cinergy(1)      CG&E and subsidiaries       PSI
                               ----------    ------------------------      ---
                            2001      2000       2001       2000      2001       2000
                            ----      ----       ----       ----      ----       ----
                                                   (in thousands)
Electric gross margin   $527,602   $549,801   $282,180   $307,797   $216,505   $221,953
Gas gross margin          41,111     41,821     27,852     35,352         --         --
Net income                82,967     75,115     49,401     55,881     34,217     18,916

(1)  The results of Cinergy also include amounts related to non-registrants.

Diluted earnings per share for the second quarter 2001 was $.51 per share as compared to $.47 per share for the same period last year. This increase in earnings was primarily attributable to the growth in Energy Merchant's origination and marketing and trading segment. Also contributing to the increase was the effect of a one-time charge relating to a limited early retirement program reflected in the second quarter of 2000. Offsetting this increase were reduced margins due to lower generation availability and reduced industrial demand, increased coal costs and increased interest primarily associated with the company's larger portfolio of peaking generation.

The explanations below follow the line items on the Consolidated Statements of Income for Cinergy, CG&E, and PSI. However, only the line items that varied significantly from prior periods are discussed.

Electric Operating Revenues

                    Cinergy(1)         CG&E and subsidiaries              PSI
                    ----------         -------------------------          ---
              2001   2000   % Change   2001   2000   % Change    2001   2000 % Change
              ----   ----   --------   ----   ----   --------    ----   ---- ---------
                                                (in millions)
Retail     $  652   $  651      -    $  355    360      (1)    $  297   $291     2
Wholesale   1,666      555    200       833    282     195        879    321   174
Other          65       44     48        10      5     100          8      8     -
               --       --               --      -                  -      -
    Total  $2,383   $1,250     91    $1,198    647      85     $1,184   $620    91
(1)  The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues for Cinergy, CG&E, and PSI increased for the quarter ended June 30, 2001, as compared to 2000, mainly due to an increase in volumes on non-firm wholesale transactions related to energy marketing and trading activity. Non-firm power is power without a guaranteed commitment for physical delivery. The increase in other electric operating revenues for Cinergy primarily reflects increased activities of our foreign subsidiaries.

Gas Operating Revenues

                         Cinergy(1)         CG&E and subsidiaries
                         ----------       -------------------------
                    2001   2000   % Change  2001   2000  % Change
                    ----   ----   --------  ----   ----  --------
                                          (in millions)
Non-regulated   $1,158     $432      168     $ -    $ -       -
Retail              69       48       44      69     48      44
Transportation       7       11      (36)      7     11     (36)
Other                3        1      200       3      1     200
                   ---      ---              ---    ---
     Total      $1,237     $492      151     $79    $60      32

(1)  The results of Cinergy also include amounts related to non-registrants.

Gas operating revenues for Cinergy increased in the second quarter of 2001, when compared to the same period last year. This increase was primarily the result of increased volumes and a higher price received per thousand cubic feet (mcf) sold by Cinergy Marketing and Trading, LLC (Marketing and Trading).

CG&E’s retail gas revenues increased primarily due to a higher price received per mcf sold and an increase in retail gas customers. The higher price reflects a substantial increase in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism. Retail sales increased and transportation sales decreased as a result of customers switching back to CG&E gas service.

Operating Expenses

                            Cinergy(1)             CG&E and subsidiaries              PSI
                            ----------             -------------------------          ---
                       2001    2000  % Change     2001    2000  % Change    2001    2000   % Change
                       ----    ----  --------     ----    ----  --------    ----    ----   --------
                                                        (in millions)
Fuel                $  196   $  206      (5)    $   84       87     (3)   $   109  $  113     (4)
Purchased and
   exchanged power   1,660      494     236        832      252    230        859     285    201
Gas purchased        1,195      450     166         52       24    117          -       -      -
Operation and
   maintenance         268      299     (10)       120      131     (8)       105     125    (16)
Depreciation and
   amortization         92       85       8         46       45      2         37      34      9
Taxes other than
   income taxes         53       68     (22)        45       54    (17)         8      14    (43)
                        --       --                 --       --               ---      --
    Total           $3,464   $1,602     116     $1,179      593     99    $ 1,118  $  571     96

(1)  The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the quarter ended June 30, 2000, to the quarter ended June 30, 2001:

                                          Cinergy(1)      CG&E           PSI
                                          ----------      --------       ---
                                                     (in millions)
Fuel expense - June 30, 2000               $ 206         $  87        $ 113

Increase (decrease) due to changes in:
Price of fuel                                 19            12            7
Deferred fuel cost                           (10)           (5)          (5)
MWh generation                               (16)          (10)          (6)
Other                                         (3)            -            -
                                              --            --           --
Fuel expense - June 30, 2001               $ 196         $  84        $ 109

(1)  The results of Cinergy also include amounts related to non-registrants.

Fuel expense for Cinergy, CG&E, and PSI decreased for the quarter ended June 30, 2001, when compared to the same period last year, primarily as a result of lower generation and lower deferred fuel costs. CG&E’s decrease in deferred fuel costs was the result of the implementation of electric deregulation in the State of Ohio and the associated termination of the fuel recovery mechanism.

Fuel prices for Cinergy, CG&E, and PSI increased for the quarter ended June 30, 2001, when compared to the same period last year. This increase was primarily due to increases in the market price of coal.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy, CG&E, and PSI for the second quarter of 2001, as compared to last year, primarily due to an increase in purchases of non-firm wholesale power, reflecting higher sales volumes in the energy marketing and trading operations.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the second quarter of 2001, when compared to the same period last year, primarily due to an increase in gas commodity trading volumes and an increase in the average cost per mcf of gas purchased. CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism.

Operation and Maintenance

Cinergy’s and PSI’s Operation and maintenance expense decreased for the quarter ended June 30, 2001, as compared to the same period last year, primarily due to a reduction in the amortization of demand-side management costs, resulting from the expiration of the agreement in May 2000. Also contributing to this decrease were expenses related to the limited early retirement plan in 2000 as discussed in the 2000 Form 10-K.

Taxes Other Than Income Taxes

Cinergy’s, CG&E’s, and PSI’s Taxes other than income taxes decreased for the quarter ended June 30, 2001, as compared to the same period last year. This decrease was primarily attributable to reduced property tax expense and other tax changes associated with deregulation in Ohio.

Interest

Cinergy’s Interest expense increased $15 million for the second quarter ended June 30, 2001, when compared to the same period last year. This increase was primarily due to the financing of additional investments, principally peaking generation.

Income Taxes

CG&E’s Income tax expense decreased $12 million for the second quarter of 2001, when compared to the same period last year. This decrease was primarily due to the decrease in taxable income.

2001 YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the six months ended June 30, 2001 and 2000 were as follows:

                            Cinergy(1)       CG&E and subsidiaries          PSI
                            ----------       -------------------------      ---
                          2001       2000       2001       2000       2001     2000
                          ----       ----       ----       ----       ----     ----
                                                (in thousands)
Electric gross margin  $1,056,406 $1,115,720  $554,245   $605,463  $443,958  $484,276
Gas gross margin          144,323    134,404   114,654    124,198         -         -
Net income                203,214    213,554   130,976    151,845    75,649    69,129

(1)  The results of Cinergy also include amounts related to non-registrants.

Diluted earnings per share for the six months ended June 30, 2001 was $1.26 per share as compared to $1.34 per share for the same period last year. This decrease in earnings was attributable to reduced margins due to lower generation availability, reduced industrial demand, increased coal costs, and higher interest primarily associated with the company’s larger portfolio of peaking generation. Offsetting this decrease was the growth in Energy Merchant’s origination and marketing and trading segment and reduced operation and maintenance expenditures related to our continuous cost improvement initiatives.

The explanations below follow the line items on the Consolidated Statements of Income for Cinergy, CG&E, and PSI. However, only the line items that varied significantly from prior periods are discussed.

Electric Operating Revenues

                  Cinergy(1)            CG&E and subsidiaries               PSI
                  ----------            -------------------------           ---
             2001    2000   % Change   2001     2000  % Change    2001     2000  % Change
             ----    ----   --------   ----     ----  --------    ----     ----  --------
                                           (in millions)
Retail     $1,280   $1,301      (2)   $  694  $  712      (3)    $  586   $  589     (1)
Wholesale   2,836      939     202     1,419     463     206      1,498      548    173
Other         142       77      84        18      10      80         16       17     (6)
              ---       --                --      --                 --       --
    Total  $4,258   $2,317      84    $2,131  $1,185      80     $2,100   $1,154     82

(1)  The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues for Cinergy, CG&E, and PSI increased for the six months ended June 30, 2001, as compared to 2000, mainly due to an increase in volumes on non-firm wholesale transactions related to energy marketing and trading activity. Partially offsetting this increase was a decrease in the average realization on retail sales, reflecting, in part, the expiration of certain interim tariff adjustments (riders). The increase in other electric operating revenues for Cinergy primarily reflects increased activities of our foreign subsidiaries.

Gas Operating Revenues

                        Cinergy(1)         CG&E and subsidiaries
                        ----------         -------------------------
                   2001   2000  % Change   2001   2000  % Change
                   ----   ----  --------   ----   ----  --------
                                  (in millions)
Non-regulated   $2,647    $753     252     $  -   $  -      -
Retail             376     201      87      376    201     87
Transportation      23      33     (30)      23     33    (30)
Other                5       3      67        6      4     50
                   ---     ---              ---    ---
     Total      $3,051    $990     208     $405   $238     70

(1)  The results of Cinergy also include amounts related to non-registrants.

Gas operating revenues for Cinergy increased for the six months ended June 30, 2001, when compared to the same period last year. This increase was primarily the result of increased volumes and a higher price received per mcf sold by Marketing and Trading.

CG&E’s retail gas revenues increased primarily due to a higher price received per mcf sold and an increase in retail gas sales resulting from colder weather in the first quarter of 2001. The higher price reflects a substantial increase in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism. Retail sales increased and transportation sales decreased as a result of customers switching back to CG&E gas service.

Operating Expenses

                              Cinergy(1)                   CG&E                         PSI
                              ----------                   -----                        ---
                      2001     2000  % Change    2001      2000   % Change    2001      2000   % Change
                      ----     ----  --------    ----      ----   --------    ----      ----   --------
                                                              (in millions)
Fuel                $  396   $  392      1     $  180    $  169       7      $  208    $  212      (2)
Purchased and
   exchanged power   2,806      809    247      1,397       410     241       1,448       458     216
Gas purchased        2,906      856    239        290       114     154           -         -       -
Operation and
   maintenance         517      551     (6)       232       243      (5)        196       236     (17)
Depreciation and
   amortization        181      168      8         92        89       3          74        69       7
Taxes other than
   income taxes        116      135    (14)        92       104     (12)         23        28     (18)
                       ---      ---                --       ---                  --        --
     Total          $6,922   $2,911    138     $2,283    $1,129     102      $1,949    $1,003      94

(1)  The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the six months ended June 30, 2000, to the six months ended June 30, 2001:

                                      Cinergy(1)      CG&E         PSI
                                      ----------      -----        ---
                                                (in millions)
Fuel expense - June 30, 2000            $392         $169         $212

Increase (decrease) due to changes in:
Price of fuel                             40           24           16
Deferred fuel cost                       (11)          (5)          (6)
MWh generation                           (22)          (8)         (14)
Other                                     (3)           -            -
                                          --           --           --
Fuel expense - June 30, 2001            $396         $180         $208

(1)  The results of Cinergy also include amounts related to non-registrants.

Fuel expense for Cinergy and CG&E increased for the six months ended June 30, 2001, when compared to the same period last year, primarily due to increases in the market price of coal. Partially offsetting this increase were lower generation and lower deferred fuel costs. CG&E’s decrease in deferred fuel costs was the result of the implementation of electric deregulation in the State of Ohio and the associated termination of the fuel recovery mechanism.

Purchased and Exchanged Power

Purchased and exchanged power expense increased for Cinergy, CG&E, and PSI for the six months ended June 30, 2001, as compared to last year, primarily due to an increase in purchases of non-firm wholesale power, reflecting higher sales volumes in the energy marketing and trading operations.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the six months ended June 30, 2001, when compared to the same period last year, primarily due to an increase in gas commodity trading volumes and an increase in the average cost per mcf of gas purchased. CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism.

Operation and Maintenance

Cinergy’s and PSI’s Operation and maintenance expense decreased for the six months ended June 30, 2001, as compared to the same period last year, primarily due to a reduction in the amortization of demand-side management costs, resulting from the expiration of the agreement in May 2000. Also contributing to this decrease were expenses related to the limited early retirement plan in 2000 as discussed in the 2000 Form 10-K.

Taxes Other Than Income Taxes

Cinergy’s, CG&E’s, and PSI’s Taxes other than income taxes decreased for the six months ended June 30, 2001, as compared to the same period last year. This decrease was primarily attributable to reduced property tax expense and other tax changes associated with deregulation in Ohio.

Interest

Cinergy’s Interest expense increased $27.1 million for the six months ended June 30, 2001, when compared to the same period last year. This increase was primarily due to the financing of additional investments, principally peaking generation.

Income Taxes

Cinergy’s and CG&E’s Income tax expense decreased $27.5 million for the six months ended June 30, 2001, when compared to the same period last year. The decrease was primarily due to the decrease in taxable income.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the six months ended June 30, 2001, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas margins and net income for ULH&P for the six months ended June 30, 2001, and 2000, were as follows:

                                                            ULH&P
                                                        ---------
                                                       2001      2000
                                                       ----      ----
                                                       (in thousands)
                           Electric gross margin     $45,495   $29,228
                           Gas gross margin           21,534    21,565
                           Net income                 24,866    10,923

Electric operating revenues for the six months ended June 30, 2001, compared to last year, increased primarily due to the recognition of revenues previously deferred subject to refund in connection with a retail rate filing with the Kentucky Public Service Company (KPSC). A settlement agreement, which allowed the retention of such revenues, was approved by the KPSC in May 2001. For further information see Note 4(h) in the “Notes to Financial Statements” in “Part I. Financial Information.”

The increase in Gas operating revenues for the six months ended June 30, 2001, compared to last year, was mainly due to a higher price received per mcf sold. Gas purchased expense increased due to an increase in the average cost per mcf of gas purchased. The market price of natural gas has increased significantly since the same period last year, which has caused ULH&P to pay more for the gas it delivers to customers. The wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

RESULTS OF OPERATIONS - FUTURE

Electric Industry

Wholesale Market Developments

Supply-side Actions

As discussed in the 2000 Form 10-K, on September 30, 1999, Cinergy Capital and Trading, Inc. (CC&T) formed a partnership (each party having a 50 percent ownership) with Duke Energy North America, LLC (Duke), to increase the available generating capacity for use during peak demand periods. The partnership was formed for the purpose of jointly constructing and owning three wholesale generating facilities.

On March 9, 2000, the Indiana Utility Regulatory Commission (IURC) issued an order, requiring the partnership to immediately suspend all construction activities at the site located near Cadiz, (Henry County) Indiana (a peaking plant with a total capacity of 129 megawatts (MW, the basic unit of electric energy equal to one million watts) of which we own 65 MW). In making this decision the IURC found that it needed additional information related to the project before issuing a final decision. The issues raised were air quality, water supply, noise control, landscaping, plant abandonment, and emergency services training. The IURC held a hearing on this matter on November 17, 2000, and a favorable ruling was received on April 23, 2001. The plant is expected to be fully operational by mid August 2001. With regard to this facility, we have entered into a contract with the Wabash Valley Power Association, Inc. to provide 50 MW of capacity from the facility for the next 20 years.

On June 4, 2001, CC&T and Duke announced that they would dissolve their partnership with respect to these three wholesale generating facilities and an exchange of these generating assets would occur. Pursuant to the agreement we will own 100% of a 640 MW wholesale generating facility located in Madison County, Ohio and 100% of the 129 MW wholesale generating facility located near Cadiz, Indiana. The agreement is currently pending regulatory approval. In exchange for the Madison County, Ohio and Cadiz, Indiana generating facilities, Duke will own 100% of the Vermillion County, Indiana generating facility. The dissolution of the partnership will increase Cinergy’s peaking capacity by 70 MW and further diversify our generation portfolio to 60 percent coal-fired base load and 40 percent gas-fired peaking.

During the second quarter 2001, CC&T obtained permits for possible future construction of additional natural gas-fired peaking plants in Ohio and Kentucky. These permits will allow us the flexibility to increase our portfolio of gas fired peaking plants and increase our overall capacity.

As stated in the 2000 Form 10-K, Cinergy has 9,764 MW of coal-fired generation and we consume approximately 27 million tons of coal annually. Cinergy procures the majority of its coal through long-term supply contracts. The remainder is purchased in the open market, which recently has experienced significant price increases. These price increases will have a direct effect upon Cinergy’s cost to supply the electric commodity to our customers.

With the implementation of electric deregulation in the State of Ohio and the associated termination of the fuel cost recovery mechanism, CG&E may not fully recover its retail related fuel costs.

Demand-side Actions

Cinergy recorded a new peak demand on July 23, 2001 of 10,984 MW. Subsequently, this peak demand was exceeded on August 8, 2001 and a new peak demand of 11,088 MW was recorded. Cinergy met customer demands for both peaks with our own supply and planned purchases from other regional electric suppliers.

Retail Market Developments

Federal Update

President Bush has indicated that legislation addressing the energy security needs of America deserves prompt consideration. He has appointed Vice President Cheney to head an interagency-task force to recommend a course of action. In May 2001, the Vice President and the National Energy Policy Development Group released the National Energy Policy (Policy). Among other things, the Policy recommends increased conservation of energy and calls for the increase of supplies of electricity, oil and natural gas consistent with environmentally sound principles. Many of these recommendations are being considered by Congress. Specific legislation for restructuring of the electricity industry may be considered at a later date.

Ohio

As discussed in the 2000 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the State of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provided for a market development period that began January 1, 2001, and ends no later than December 31, 2005.

On May 8, 2000, CG&E reached a stipulated agreement with the Public Utilities Commission of Ohio (PUCO) staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. On August 31, 2000, the PUCO approved CG&E’s stipulation agreement. Two parties filed applications for rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. On April 6, 2001, CG&E filed for dismissal of this appeal. On July 25, 2001, the Supreme Court of Ohio denied CG&E’s motion to dismiss. CG&E is unable to predict the outcome of this proceeding.

The August 31, 2000 order authorizes CG&E to transfer its generation assets to one or more non-regulated corporate subsidiary(ies). In addition to the regulatory approvals received from the PUCO and the KPSC this transfer may require the approval or consent of one or more of the following: the IURC, the Federal Energy Regulatory Commission (FERC), the SEC under the PUHCA, and various third parties. As the transfer is contingent upon CG&E receiving various consents and approvals, the timing and receipt of which are unknown, the completion date of the transfer of generation assets to the non-regulated subsidiary(ies) is uncertain.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO)

As discussed in the 2000 Form 10-K, in the fall of 2000, three transmission owners (Departing Companies) announced their intent to leave the Midwest ISO and join the proposed Alliance Regional Transmission Organization (Alliance) by the end of 2001. On December 13, 2000, six additional transmission owners, including Cinergy, announced a plan for conditional withdrawal from the Midwest ISO if the Departing Companies left the organization.

On January 24, 2001, the FERC issued an order providing 30 days of confidential settlement talks between the Alliance and the Midwest ISO and its stakeholders, in an effort to resolve issues related to such withdrawals. Cinergy actively participated in the settlement process. On February 23, 2001, the settlement judge reported to the FERC that settlement talks produced a unanimous comprehensive settlement between all related parties. The settlement includes three major components:

  a commitment by the Midwest ISO and the Alliance to establish compatible/common operating practices and protocols to promote a seamless market within the Midwest;
  a commitment by the three Departing Companies to pay the Midwest ISO $60 million as their share of the Midwest ISO’s startup costs as well as other commercial considerations; and
  agreement upon a methodology to establish a single “within” rate for energy transactions that take place entirely within the Midwest ISO-Alliance Super Region, and a commitment by the Midwest ISO, Alliance, and PJM Interconnection, L.L.C. to establish a single “through and out” rate for transactions among the three regional transmission organizations.

The settlement, which was signed by Cinergy, was approved by the FERC on May 8, 2001. Under terms of the settlement, the Departing Companies will be permitted to leave the Midwest ISO, and the other transmission owner members of the Midwest ISO, including Cinergy, will remain as members of the Midwest ISO until at least December 31, 2002. Also, as part of the settlement, both organizations have committed to begin operations by the end of 2001.

On June 20, 2001, Cinergy and various other Indiana Midwest ISO transmission owners made a joint filing with the IURC seeking permission to transfer functional control of their transmission facilities to the Midwest ISO.

At the FERC’s July 10, 2001 meeting, a number of Regional Transmission Organization (RTO) related orders were approved, but in approving these orders the FERC suggested that they had an interest in limiting the number of RTO’s nationally. At the current time it is unclear if these suggestions will have any effect on the operations of the Midwest ISO.

Repeal of PUHCA

Early in 2001, S.206, a bill to repeal the PUHCA was introduced in the U.S. Senate (Senate). It was referred to the Senate Committee on Banking, Housing and Urban Affairs for action. Consequently, a hearing was held in the Subcommittee on Securities and Investment to identify support and opposition to this legislation. S. 206 was favorably reported out by a 19-1 vote by the full Senate Committee on Banking, Housing and Urban Affairs in April 2001. This legislation is now awaiting action by the full Senate. In addition, PUHCA repeal is part of Title VIII of S. 388, a bill introduced in the Senate that deals with a multitude of issues concerning national energy security. S. 388 is now pending before the Senate Committee on Energy and Natural Resources.

In March 2001, H.R. 1101, a bill to repeal the PUHCA, was introduced in the U.S. House of Representatives as a companion piece of legislation to S. 206. It has been referred to the House Committee on Energy and Commerce for action.

President Bush has identified the need for the repeal of the PUHCA as a priority of federal energy legislation. The National Energy Policy recommends PUHCA repeal as part of a broader restructuring of the electricity industry. We support the repeal of the PUHCA either as part of broader restructuring of the electricity industry or as separate legislation.

Significant Rate Developments

Purchased Power Tracker

As discussed in the 2000 Form 10-K, in May 1999, PSI filed a petition with the IURC seeking approval of a purchased power tracking mechanism (Tracker). This request was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause.

In March 2001, the IURC held a hearing to review PSI’s 2000 purchases and rule on its associated request for recovery of costs. On May 16, 2001, the IURC issued an order approving the recovery of PSI’s summer 2000 purchased power costs ($18.5 million) via the Tracker (net of a mitigation credit and net of the displaced energy amount recovered through the fuel adjustment charge process).

A hearing was held before the IURC on February 15, 2001 to determine whether it was appropriate for PSI to continue the Tracker for future periods. On April 11, 2001, a favorable order was received. The Tracker was extended for two years, through the summer of 2002. PSI is authorized to recover 90% of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portions), with the remaining 10% deferred for subsequent recovery in PSI’s next general rate case (subject to a showing of prudence).

Termination of Operating Agreement

Upon consummation of the merger between CG&E and PSI Resources Inc. in 1994, an operating agreement entered into between CG&E, PSI, and Services was filed with and approved by the FERC. This agreement was established to provide for the coordinated planning and operation of the two regulated entities’ generation and transmission systems, and addressed issues such as the joint transmission system.

In October 2000, CG&E, PSI, and Services filed a notice of termination of the operating agreement with the FERC. The reason for the termination filing is that, with the introduction of deregulation in the State of Ohio, the companies no longer share the common characteristics that formed the basis for the operating agreement. On December 22, 2000, the FERC ruled that the companies have the contractual right to terminate the operating agreement. Additionally, the FERC established a termination effective date of May 22, 2001, and set a May 1, 2001, hearing date on the issue of the reasonableness of termination.

Certain parties appealed the FERC’s December 22, 2000 decision. Additionally, on March 14, 2001, the IURC initiated an investigation into the termination of the operating agreement. Subsequently, the parties to the FERC proceeding reached a settlement resolving termination issues and certain compensation and damage issues. This settlement, which was approved by the FERC on June 13, 2001, extends the termination of the existing operating agreement until a new successor agreement has been allowed to become effective by the FERC. The settlement also provides that the parties will engage in negotiations concerning a successor agreement and that PSI will file a proposed successor agreement with the IURC in the IURC investigation proceeding. As of October 16, 2001, pursuant to the settlement, Cinergy has the right to file the proposed successor agreement with the FERC for approval. The parties would then be free to contest the new agreement at the FERC. Also as part of the settlement, the parties agreed to ultimately dismiss the appeals of the December 2000 FERC decision, with prejudice, after holding such appeals in abeyance pending Cinergy’s compliance with the terms of the settlement. On June 22, 2001, in the IURC investigation proceeding, PSI filed its case-in-chief testimony, including proposed successor agreements. Evidentiary hearings in the IURC investigation proceeding are scheduled for September 2001. At this time, we cannot predict the outcome of either the IURC investigation proceeding or the FERC proceedings concerning any proposed successor agreements.

PSI Fuel Adjustment Charge

As discussed in the 2000 Form 10-K, PSI defers fuel costs that are recoverable in future periods subject to IURC approval under a fuel recovery mechanism. On June 6, 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs. On June 26, 2001, PSI formally requested that the IURC reconsider its disallowance decision. PSI believes it has strong legal and factual arguments in its favor and that it will ultimately be permitted to recover these costs. However, PSI cannot definitively predict the ultimate outcome of either the petition for IURC reconsideration or any possible appeal of this matter.

Market Risk Sensitive Instruments and Positions

We market and trade electricity, natural gas, and other energy-related products. We use over-the-counter forward and option contracts for the purchase and sale of electricity and also trade exchange-traded futures contracts.

As stated in our 2000 Form 10-K, in 2000 the Western U.S., primarily California, began experiencing unprecedented price levels and volatility for wholesale electricity. Because of the nature of deregulation in California, California’s two largest utilities have accumulated significant unpaid obligations, are having difficulty obtaining capital, and one of these utilities has declared bankruptcy. We continue to maintain a balanced Western U.S. portfolio and have no unrealized gain positions directly with these utilities. A portion of our Energy risk management assets and Energy risk management liabilities-current are with counterparties in the Western U.S. Although prices dropped significantly in the second quarter of 2001, the volatility of prices, the possibility of certain utilities defaulting on their unpaid obligations, and the potential for further FERC-ordered wholesale electric refunds could result in credit failures by power marketers. Given these issues, the fair values of our positions in the Western U.S. continue to reflect an elevated level of credit discount. Nonperformance by any of the Western U.S. counterparties could have a material effect on the operating results of Cinergy, CG&E, and PSI.

Our natural gas trading volumes have increased substantially during 2001. Because of this volume change and the increasing volatility of gas prices, our risk exposure to these markets has increased. However, we continue to employ value-at-risk analysis and other methodologies to mitigate our risks in all trading operations, including natural gas trading.

From time to time, we may utilize foreign exchange forward contracts and currency swaps to hedge certain of our net investments in foreign operations.

Our net exposure to changes in interest rates primarily consists of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the exposure to fluctuations in interest rates and to lower funding costs, we evaluate the use of, and have entered into, interest rate swaps.

See Notes 1(b) and (c) of the “Notes to Financial Statements” in “Part I. Financial Information” for our accounting policies for certain derivative instruments. Our market risks have not changed materially from the market risks reported in the 2000 Form 10-K.

Gas Industry

ULH&P Gas Rate Case

On May 4, 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services by approximately $7 million annually, or 8% overall. A hearing in this matter has been scheduled for November 27, 2001. We expect that any rate change as a result of this filing will be effective in the first quarter of 2002. Simultaneously, ULH&P announced a major gas main replacement program with a capital cost of approximately $112 million over the next ten years. ULH&P has requested recovery of the costs of this program through a tracking mechanism.

CG&E Gas Rate Case

On July 31, 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution services by approximately $25 million or 5% overall. We expect that any rate change as a result of this filing will be effective in the second quarter of 2002. Simultaneously, CG&E announced an accelerated cast iron/bare steel pipe replacement program with a capital cost of approximately $716 million over the next ten years. CG&E has requested recovery of the costs of this program through a tracking mechanism.

Gas Customer Choice

In January 2000, Investments sold Cinergy Resources, Inc. (CRI), a former subsidiary, to Licking Rural Electrification, Inc. doing business as The Energy Cooperative (Energy Cooperative). In February 2001, Cinergy, CG&E, and CRI were named as defendants in three class actions lawsuits. These lawsuits are in connection with Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers. Subsequently, these class action suits were amended and consolidated into one suit. CG&E has been dismissed as a defendant in the consolidated suit. On March 30, 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and CRI. This lawsuit concerns any obligations or liability Investments may have to Energy Cooperative following its sale of CRI. We intend to vigorously defend these lawsuits. At the present time, Cinergy cannot predict the outcome of these suits.

Accounting Changes

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Goodwill will be initially assessed for impairment shortly after adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under current accounting standards. This test must be applied at the “reporting unit” level, which will be defined within Cinergy after further review and will be a level no broader than the current business segments discussed in Note 5 of the “Notes to Financial Statements” in “Part I. Financial Information.” Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We will begin applying Statement 141 in the third quarter of 2001 and adopt Statement 142 in the first quarter of 2002. Until we adopt Statement 142, goodwill will continue to be amortized. We do not believe that the discontinuance of amortization of goodwill will be material to our 2002 results of operations. We are analyzing the impact of the initial impairment test, and are unable to predict, at this time, whether the implementation of these accounting standards will be material to our financial position or results of operations.

During 1998, FASB issued Statement 133. This standard was effective for calendar year-end companies beginning in 2001, and requires companies to record derivative instruments which are not exempt under certain provisions of Statement 133 as assets or liabilities, measured at fair value (i.e., marked-to-market). Our financial statements reflect the adoption of Statement 133 in January 2001. Since many of our derivatives were previously required to use mark-to-market accounting, the effects of implementation were immaterial.

Our adoption did not reflect the potential impact of applying mark-to-market accounting to selected call options and forwards. We had not historically marked these instruments to market because they are intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB-sponsored Derivatives Implementation Group issued final guidance on the application of the normal purchases and sales exemption to electricity contracts structured as options or forwards. While much of the criteria that this guidance requires is consistent with the existing guidance in Statement 133, some criteria were added. We will adopt the new guidance in the third quarter of 2001, and preliminary estimates indicate that the effects of implementation for these contracts will not be material. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This information is provided in, and incorporated by reference from, the “Market Risk Sensitive Instruments and Positions” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Part I. Financial Information” and Notes 1(b) and (c) and Note 8 of the “Notes to Financial Statements” in “Part I. Financial Information.”

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NEW SOURCE REVIEW AND NOTICES OF VIOLATION

See Notes 4(b), (c), and (d) of the “Notes to Financial Statements” in “Part I. Financial Information” for a discussion of the lawsuit and notices of violation filed by the U.S. Environmental Protection Agency (EPA) against Cinergy, CG&E, and PSI.

MANUFACTURED GAS PLANT SITES

See Notes 4(e) of the “Notes to Financial Statements” in “Part I. Financial Information” for a discussion of manufactured gas plant sites as they relate to our operating companies.

M METALS SUPERFUND SITE

On July 6, 2000, the EPA identified PSI and Indianapolis Power and Light Company (IPL) as Potentially Responsible Parties for the release of hazardous substances at the M Metals Superfund Site (Site) located in Indianapolis, Indiana. The EPA advised that it had taken response actions relating to the Site and had incurred costs of approximately $500,000. The EPA has demanded reimbursement of these costs incurred related to the Site and has encouraged PSI and IPL to work out an allocation between themselves for the payment of the costs. On April 19, 2001, PSI reached an agreement in principle with the EPA. Specific details of the settlement are still being negotiated.

GAS CUSTOMER CHOICE

See Note 4(f) of the "Notes to Financial Statements" in "Part I. Financial Information" for discussion of customer choice litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The documents listed below are being filed or have previously been filed on behalf of Cinergy Corp., CG&E, PSI, and ULH&P and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

                                                                                  Previously Filed
    Exhibit Designation     Registrant              Nature of Exhibit               as Exhibit to:
    -------------------     ----------              -----------------               --------------

  Instruments defining
  the rights of holders,
  including Indentures
                                            Fifty-third Supplemental Indenture
                           Cinergy Corp.    between PSI and LaSalle National Bank
            4a             PSI              dated June 15, 2001.

         Material
         Contracts
                                            Amendment to Cinergy Corp. Union
                                            Employees' 401 (k) Plan, adopted
                                            January 1, 1998, effective January 1,
            10a            Cinergy Corp.    2001.

                                            Cinergy Corp. Non-Union Employees'
                                            Severance Opportunity Plan as amended
                                            and restated effective June 1, 2001,
            10b            Cinergy Corp.    adopted May 30, 2001.

                                            Employment Agreement dated May 15,
                           Cinergy Corp.    2001, among Cinergy Corp. and CG&E and
            10c            CG&E             J. Joseph Hale, Jr.

                                            Employment Agreement dated May 15,
                                            2001, among Cinergy Corp. and M.
            10d            Cinergy Corp.    Stephen Harkness.

                           Cinergy Corp.    Employment Agreement dated May 15,
                           CG&E             2001, among Cinergy Corp., CG&E and
            10e            PSI              PSI and Bernard F. Roberts.

                           Cinergy Corp.    Employment Agreement dated March 9,
                           CG&E             2001, among Cinergy Corp., CG&E and
            10f            PSI              PSI and Lisa D. Gamblin.

                                            Employment Agreement dated March 9,
                                            2001, among Cinergy Corp. and Timothy
            10g            Cinergy Corp.    J. Verhagen.

(b) No reports on Form 8-K were filed during the quarter.

SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy Corp., CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

CINERGY CORP.
The Cincinnati Gas & Electric Company
PSI Energy, Inc.
The Union Light, Heat and Power Company
Registrants

Date: August 13, 2001	/s/ Bernard F. Roberts
Bernard F. Roberts
Duly Authorized Officer
and
Chief Accounting Officer