Form 10-Q
period 2005-06-30
CINERGY CORP; UNION LIGHT HEAT & POWER CO; PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO
filed 2005-08-04
CIK 899652, 100858, 81020, 20290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11377	CINERGY CORP. (A Delaware Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-1385023

1-1232	THE CINCINNATI GAS & ELECTRIC COMPANY (An Ohio Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-0240030

1-3543	PSI ENERGY, INC. (An Indiana Corporation) 1000 East Main Street Plainfield, Indiana 46168 (513) 421-9500	35-0594457

2-7793	THE UNION LIGHT, HEAT AND POWER COMPANY (A Kentucky Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-0473080

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Cinergy Corp.	Yes	☒	No	☐
The Cincinnati Gas & Electric Company	Yes	☐	No	☒
PSI Energy, Inc.	Yes	☐	No	☒
The Union Light, Heat and Power Company	Yes	☐	No	☒

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

As of July 31, 2005, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	198,881,451

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number
PART I. FINANCIAL INFORMATION

1	Financial Statements
Cinergy Corp. and Subsidiary Companies
Condensed Consolidated Statements of Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Changes in Common Stock Equity
Condensed Consolidated Statements of Cash Flows

The Cincinnati Gas & Electric Company and Subsidiary Companies
Condensed Consolidated Statements of Income and Comprehensive Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows

PSI Energy, Inc. and Subsidiary Company
Condensed Consolidated Statements of Income and Comprehensive Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows

The Union Light, Heat and Power Company
Condensed Statements of Income
Condensed Balance Sheets
Condensed Statements of Cash Flows

Notes to Condensed Financial Statements

Cautionary Statements Regarding Forward-Looking Information

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Pending Merger
Executive Summary
2005 Quarterly Results of Operations - Cinergy
2005 Quarterly Results of Operations - CG&E
2005 Quarterly Results of Operations - PSI
2005 Year-to-date Results of Operations - Cinergy
2005 Year-to-date Results of Operations - CG&E
2005 Year-to-date Results of Operations - PSI
2005 Year-to-date Results of Operations - ULH&P
Liquidity and Capital Resources
Future Expectations/Trends
Market Risk Sensitive Instruments
Accounting Matters

3	Quantitative and Qualitative Disclosures About Market Risk

4	Controls and Procedures

PART II. OTHER INFORMATION

1	Legal Proceedings

2	Unregistered Sales of Equity Securities and Use of Proceeds

6	Exhibits

Signatures

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended June 30		Year to Date June 30
	2005	2004	2005	2004
	(in thousands, except per share amounts)
	(unaudited)
Operating Revenues
Electric	$914,338	$870,236	$1,840,635	$1,728,672
Gas	79,598	108,082	392,694	458,928
Other	120,327	75,419	225,183	154,795
Total Operating Revenues	1,114,263	1,053,737	2,458,512	2,342,395

Operating Expenses
Fuel, emission allowances, and purchased power	312,714	298,756	617,677	592,646
Gas purchased	56,089	47,420	264,689	270,936
Costs of fuel resold	93,087	59,062	178,849	116,524
Operation and maintenance	351,121	332,358	682,910	643,194
Depreciation	130,455	114,331	256,941	219,188
Taxes other than income taxes	65,083	65,072	144,015	147,319
Total Operating Expenses	1,008,549	916,999	2,145,081	1,989,807

Operating Income	105,714	136,738	313,431	352,588

Equity in Earnings of Unconsolidated Subsidiaries	13,576	7,331	18,411	10,079
Miscellaneous Income (Expense) – Net	14,535	5,033	16,875	(10,475)
Interest Expense	68,649	70,276	132,712	137,671
Preferred Dividend Requirements of Subsidiaries	858	858	1,716	1,716

Income Before Taxes	64,318	77,968	214,289	212,805

Income Taxes	13,610	19,464	46,225	51,286

Net Income	$50,708	$58,504	$168,064	$161,519

Average Common Shares Outstanding – Basic	198,492	180,236	197,066	179,749

Earnings Per Common Share – Basic (Note 11)	$0.25	$0.33	$0.85	$0.90

Average Common Shares Outstanding – Diluted	199,441	182,277	198,075	182,106

Earnings Per Common Share – Diluted (Note 11)	$0.25	$0.32	$0.85	$0.89

Cash Dividends Declared Per Common Share	$0.48	$0.47	$0.96	$0.94

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2005	December 31 2004
	(dollars in thousands)
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$148,178	$164,541
Notes receivable, current	122,976	214,513
Accounts receivable less accumulated provision for doubtful accounts of $5,455 at June 30, 2005, and $5,514 at December 31, 2004	939,715	1,061,140
Fuel, emission allowances, and supplies	502,482	444,750
Energy risk management current assets	352,397	381,146
Prepayments and other	279,138	174,624
Total Current Assets	2,344,886	2,440,714

Property, Plant, and Equipment – at Cost
Utility plant in service	10,386,087	10,076,468
Construction work in progress	377,517	333,687
Total Utility Plant	10,763,604	10,410,155
Non-regulated property, plant, and equipment	4,798,284	4,700,009
Accumulated depreciation	5,355,813	5,180,699
Net Property, Plant, and Equipment	10,206,075	9,929,465

Other Assets
Regulatory assets	988,308	1,030,333
Investments in unconsolidated subsidiaries	488,411	513,675
Energy risk management non-current assets	306,495	138,787
Notes receivable, non-current	182,815	193,857
Other investments	125,192	125,367
Restricted funds held in trust	313,692	358,006
Goodwill and other intangible assets	154,047	132,752
Other	147,685	119,361
Total Other Assets	2,706,645	2,612,138

Total Assets	$15,257,606	$14,982,317

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2005	December 31 2004
	(dollars in thousands)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,255,484	$1,348,576
Accrued taxes	128,713	216,804
Accrued interest	59,016	54,473
Notes payable and other short-term obligations (Note 5)	865,257	958,910
Long-term debt due within one year	478,046	219,967
Energy risk management current liabilities	370,960	310,741
Other	134,525	171,188
Total Current Liabilities	3,292,001	3,280,659

Non-Current Liabilities
Long-term debt	3,975,072	4,227,741
Deferred income taxes	1,554,037	1,597,120
Unamortized investment tax credits	95,413	99,723
Accrued pension and other postretirement benefit costs	732,361	688,277
Regulatory liabilities	575,729	557,419
Energy risk management non-current liabilities	299,541	127,340
Other	205,247	225,298
Total Non-Current Liabilities	7,437,400	7,522,918

Commitments and Contingencies

Total Liabilities	10,729,401	10,803,577

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	62,818	62,818

Common Stock Equity
Common stock - $.01 par value; authorized shares – 600,000,000; issued shares – 198,668,812 at June 30, 2005, and 187,653,506 at December 31, 2004; outstanding shares – 198,528,683 at June 30, 2005, and 187,524,229 at December 31, 2004	1,987	1,877
Paid-in capital	2,941,747	2,559,715
Retained earnings	1,594,053	1,613,340
Treasury shares at cost – 140,129 shares at June 30, 2005, and 129,277 shares at December 31, 2004	(4,766)	(4,336)
Accumulated other comprehensive loss	(67,634)	(54,674)
Total Common Stock Equity	4,465,387	4,115,922

Total Liabilities and Shareholders’ Equity	$15,257,606	$14,982,317

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

					Accumulated	Total
					Other	Common
	Common	Paid-in	Retained	Treasury	Comprehensive	Stock
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands, except per share amounts)
	(unaudited)

Quarter Ended June 30, 2005

Balance at April 1, 2005 (197,989,654 shares)	$1,981	$2,919,758	$1,638,704	$(4,635)	$(59,831)	$4,495,977
Comprehensive income:
Net income			50,708			50,708
Other comprehensive income (loss), net of tax effect of $4,204
Foreign currency translation adjustment					(7,269)	(7,269)
Unrealized gain on investment trusts					221	221
Cash flow hedges					(755)	(755)
Total comprehensive income						42,905

Issuance of common stock – net (540,296 shares)	6	23,760				23,766
Treasury shares purchased (1,267 shares)				(131)		(131)
Dividends on common stock ($0.48 per share)			(95,197)			(95,197)
Other		(1,771)	(162)			(1,933)

Ending balance at June 30, 2005 (198,528,683 shares)	$1,987	$2,941,747	$1,594,053	$(4,766)	$(67,634)	$4,465,387

Quarter Ended June 30, 2004

Balance at April 1, 2004 (179,544,917 shares)	$1,797	$2,220,748	$1,569,995	$(3,862)	$(43,369)	$3,745,309
Comprehensive income:
Net income			58,504			58,504
Other comprehensive income (loss), net of tax effect of $(2,176)
Foreign currency translation adjustment					446	446
Unrealized gain (loss) on investment trusts					(259)	(259)
Cash flow hedges					3,378	3,378
Total comprehensive income						62,069

Issuance of common stock – net (781,507 shares)	7	25,129				25,136
Treasury shares purchased (3,178 shares)				(104)		(104)
Dividends on common stock ($0.47 per share)			(84,558)			(84,558)
Other		2,207	(58)			2,149

Ending balance at June 30, 2004 (180,323,246 shares)	$1,804	$2,248,084	$1,543,883	$(3,966)	$(39,804)	$3,750,001

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

					Accumulated	Total
					Other	Common
	Common	Paid-in	Retained	Treasury	Comprehensive	Stock
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands, except per share amounts)
	(unaudited)

Year to Date June 30, 2005

Balance at January 1, 2005 (187,524,229 shares)	$1,877	$2,559,715	$1,613,340	$(4,336)	$(54,674)	$4,115,922
Comprehensive income:
Net income			168,064			168,064
Other comprehensive income (loss), net of tax effect of $6,635
Foreign currency translation adjustment					(13,107)	(13,107)
Unrealized loss on investment trusts					(954)	(954)
Cash flow hedges					1,101	1,101
Total comprehensive income						155,104

Issuance of common stock – net (11,015,306 shares)	110	377,513				377,623
Treasury shares purchased (10,852 shares)				(430)		(430)
Dividends on common stock ($0.96 per share)			(187,076)			(187,076)
Other		4,519	(275)			4,244

Ending balance at June 30, 2005 (198,528,683 shares)	$1,987	$2,941,747	$1,594,053	$(4,766)	$(67,634)	$4,465,387

Year to Date June 30, 2004

Balance at January 1, 2004 (178,336,854 shares)	$1,784	$2,195,985	$1,551,003	$(3,255)	$(44,835)	$3,700,682
Comprehensive income:
Net income			161,519			161,519
Other comprehensive income, net of tax effect of $(3,090)
Foreign currency translation adjustment					1,432	1,432
Unrealized gain on investment trusts					496	496
Cash flow hedges					3,103	3,103
Total comprehensive income						166,550

Issuance of common stock – net (2,008,423 shares)	20	46,211				46,231
Treasury shares purchased (22,031 shares)				(711)		(711)
Dividends on common stock ($0.94 per share)			(168,545)			(168,545)
Other		5,888	(94)			5,794

Ending balance at June 30, 2004 (180,323,246 shares)	$1,804	$2,248,084	$1,543,883	$(3,966)	$(39,804)	$3,750,001

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2005	2004
	(dollars in thousands)
	(unaudited)
Cash Flows from Operations
Operating Activities
Net income	$168,064	$161,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	256,941	219,188
Loss on impairment or disposal of subsidiaries and investments, net	7,542	29,362
Change in net position of energy risk management activities	93,461	(23,669)
Deferred income taxes and investment tax credits – net	11,094	41,938
Equity in earnings of unconsolidated subsidiaries	(18,411)	(10,079)
Allowance for equity funds used during construction	(4,402)	(976)
Regulatory asset/liability deferrals	(62,480)	(14,894)
Regulatory assets amortization	61,435	48,302
Accrued pension and other postretirement benefit costs	44,084	35,426
Cost of removal	(13,722)	(9,118)
Changes in current assets and current liabilities:
Accounts and notes receivable	209,790	420,693
Fuel, emission allowances, and supplies	(91,642)	(44,545)
Prepayments	(107,064)	(31,762)
Accounts payable	(92,575)	(213,787)
Accrued taxes and interest	(83,548)	(44,933)
Other assets	(13,255)	4,910
Other liabilities	(66,459)	28,788

Net cash provided by operating activities	298,853	596,363

Financing Activities
Change in short-term debt	(93,653)	137,832
Issuance of long-term debt	4,612	-
Redemption of long-term debt	(9,487)	(319,511)
Issuance of common stock	377,623	46,231
Dividends on common stock	(187,076)	(168,545)

Net cash provided by (used in) financing activities	92,019	(303,993)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(523,979)	(309,699)
Proceeds from notes receivable	9,800	8,559
Withdrawal of restricted cash held in trust	65,380	10,413
Acquisitions and other investments	(6,415)	(11,350)
Proceeds from distributions by investments and sale of investments and subsidiaries	47,979	14,405

Net cash used in investing activities	(407,235)	(287,672)

Net increase (decrease) in cash and cash equivalents	(16,363)	4,698
Cash and cash equivalents at beginning of period	164,541	169,120
Cash and cash equivalents at end of period	$148,178	$173,818

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$134,900	$139,868
Income taxes	$66,089	$32,123

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended June 30		Year to Date June 30
	2005	2004	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$459,890	$433,246	$924,221	$851,161
Gas	100,468	90,651	406,822	418,303
Other	60,105	22,030	112,776	41,722
Total Operating Revenues	620,463	545,927	1,443,819	1,311,186

Operating Expenses
Fuel, emission allowances, and purchased power	154,456	127,497	300,158	249,155
Gas purchased	56,089	47,418	263,871	270,935
Costs of fuel resold	49,232	19,628	90,218	37,374
Operation and maintenance	171,476	150,158	333,624	299,921
Depreciation	45,206	45,477	90,370	89,863
Taxes other than income taxes	52,441	49,305	111,875	113,500
Total Operating Expenses	528,900	439,483	1,190,116	1,060,748

Operating Income	91,563	106,444	253,703	250,438

Miscellaneous Income – Net	3,633	3,189	7,156	6,043
Interest Expense	23,853	22,415	46,803	44,851

Income Before Taxes	71,343	87,218	214,056	211,630

Income Taxes	17,720	31,909	75,767	78,866

Net Income	$53,623	$55,309	$138,289	$132,764

Preferred Dividend Requirement	211	212	423	423

Net Income Applicable to Common Stock	$53,412	$55,097	$137,866	$132,341

Net Income	$53,623	$55,309	$138,289	$132,764

Other Comprehensive Income, Net of Tax	11	3,207	1,729	2,883

Comprehensive Income	$53,634	$58,516	$140,018	$135,647

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2005	December 31 2004
	(dollars in thousands)
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6,262	$4,154
Notes receivable from affiliated companies	55,859	121,559
Accounts receivable less accumulated provision for doubtful accounts	196,872	145,105
Accounts receivable from affiliated companies	37,142	30,916
Fuel, emission allowances, and supplies	215,564	199,769
Energy risk management current assets	227,848	148,866
Prepayments and other	133,334	54,650
Total Current Assets	872,881	705,019

Property, Plant, and Equipment – at Cost
Utility plant in service
Electric	2,283,947	2,249,352
Gas	1,206,528	1,179,764
Common	250,962	249,576
Total Utility Plant In Service	3,741,437	3,678,692
Construction work in progress	73,838	45,762
Total Utility Plant	3,815,275	3,724,454
Non-regulated property, plant, and equipment	3,755,293	3,660,226
Accumulated depreciation	2,763,863	2,694,708
Net Property, Plant, and Equipment	4,806,705	4,689,972

Other Assets
Regulatory assets	542,121	609,550
Energy risk management non-current assets	134,868	47,276
Restricted funds held in trust	79,035	93,671
Other	113,651	86,871
Total Other Assets	869,675	837,368

Total Assets	$6,549,261	$6,232,359

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2005	December 31 2004
	(dollars in thousands)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$392,103	$332,316
Accounts payable to affiliated companies	40,696	85,127
Accrued taxes	172,016	149,010
Accrued interest	20,263	19,408
Notes payable and other short-term obligations (Note 5)	112,100	112,100
Notes payable to affiliated companies (Note 5)	231,940	180,116
Long-term debt due within one year	—	150,000
Energy risk management current liabilities	219,430	120,204
Other	32,772	33,712
Total Current Liabilities	1,221,320	1,181,993

Non-Current Liabilities
Long-term debt	1,594,300	1,443,668
Deferred income taxes	1,066,857	1,090,897
Unamortized investment tax credits	70,299	73,120
Accrued pension and other postretirement benefit costs	238,967	228,058
Regulatory liabilities	184,203	164,846
Energy risk management non-current liabilities	133,273	40,184
Other	65,309	70,395
Total Non-Current Liabilities	3,353,208	3,111,168

Commitments and Contingencies

Total Liabilities	4,574,528	4,293,161

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity
Common stock – $8.50 par value; authorized shares – 120,000,000; outstanding shares – 89,663,086 at June 30, 2005, and December 31, 2004	762,136	762,136
Paid-in capital	584,176	584,176
Retained earnings	644,038	610,232
Accumulated other comprehensive loss	(36,102)	(37,831)
Total Common Stock Equity	1,954,248	1,918,713

Total Liabilities and Shareholders’ Equity	$6,549,261	$6,232,359

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date June 30
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$138,289	$132,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,370	89,863
Deferred income taxes and investment tax credits – net	8,666	16,294
Change in net position of energy risk management activities	25,741	(23,280)
Allowance for equity funds used during construction	(684)	(719)
Regulatory asset/liability deferrals	1,682	7,558
Regulatory assets amortization	39,646	27,022
Accrued pension and other postretirement benefit costs	10,909	6,638
Cost of removal	(3,301)	(3,774)
Changes in current assets and current liabilities:
Accounts and notes receivable	7,707	88,007
Fuel, emission allowances, and supplies	(44,829)	(30,965)
Prepayments	(78,503)	(7,544)
Accounts payable	15,356	(55,176)
Accrued taxes and interest	23,861	22,994
Other assets	(2,766)	1,858
Other liabilities	8,676	10,081

Net cash provided by operating activities	240,820	281,621

Financing Activities
Change in short-term debt, including net affiliate notes	51,824	81,112
Redemption of long-term debt	—	(110,000)
Dividends on preferred stock	(423)	(423)
Dividends on common stock	(104,061)	(110,538)

Net cash used in financing activities	(52,660)	(139,849)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(201,733)	(148,762)
Withdrawal of restricted funds held in trust	15,635	—
Other investments	46	(2)

Net cash used in investing activities	(186,052)	(148,764)

Net increase (decrease) in cash and cash equivalents	2,108	(6,992)

Cash and cash equivalents at beginning of period	4,154	15,842

Cash and cash equivalents at end of period	$6,262	$8,850

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$47,835	$45,345
Income taxes	$11,201	$11,264

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended		Year to Date
	June 30		June 30
	2005	2004	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$428,457	$414,444	$853,864	$830,723

Operating Expenses
Fuel, emission allowances, and purchased power	134,080	155,139	266,117	310,045
Operation and maintenance	122,468	122,752	243,039	231,553
Depreciation	66,448	55,059	133,295	103,890
Taxes other than income taxes	10,272	14,121	25,933	30,533
Total Operating Expenses	333,268	347,071	668,384	676,021

Operating Income	95,189	67,373	185,480	154,702

Miscellaneous Income – Net	7,114	3,017	10,493	3,564
Interest Expense	26,912	21,701	51,677	41,625

Income Before Taxes	75,391	48,689	144,296	116,641

Income Taxes	32,661	23,243	59,222	50,389

Net Income	$42,730	$25,446	$85,074	$66,252

Preferred Dividend Requirement	647	646	1,293	1,293

Net Income Applicable to Common Stock	$42,083	$24,800	$83,781	$64,959

Net Income	$42,730	$25,446	$85,074	$66,252

Other Comprehensive Income (Loss), Net of Tax	(535)	(118)	(1,730)	366

Comprehensive Income	$42,195	$25,328	$83,344	$66,618

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$15,715	$10,794
Restricted deposits	25,890	22,063
Notes receivable from affiliated companies	45,880	72,958
Accounts receivable less accumulated provision for doubtful accounts	38,010	31,177
Accounts receivable from affiliated companies	437	437
Fuel, emission allowances, and supplies	147,888	108,793
Prepayments and other	12,856	11,804
Total Current Assets	286,676	258,026

Property, Plant, and Equipment – at Cost
Utility plant in service	6,644,650	6,397,776
Construction work in progress	303,243	287,925
Total Utility Plant	6,947,893	6,685,701
Accumulated depreciation	2,375,789	2,284,932
Net Property, Plant, and Equipment	4,572,104	4,400,769

Other Assets
Regulatory assets	446,187	420,783
Other investments	72,503	73,396
Restricted funds held in trust	221,676	264,335
Other	45,264	32,587
Total Other Assets	785,630	791,101

Total Assets	$5,644,410	$5,449,896

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$90,555	$65,151
Accounts payable to affiliated companies	32,100	38,292
Accrued taxes	56,485	65,871
Accrued interest	31,365	27,532
Notes payable and other short-term obligations (Note 5)	135,500	135,500
Notes payable to affiliated companies (Note 5)	78,425	130,580
Long-term debt due within one year	456,166	50,000
Other	50,366	33,326
Total Current Liabilities	930,962	546,252

Non-Current Liabilities
Long-term debt	1,418,354	1,824,219
Deferred income taxes	660,883	638,061
Unamortized investment tax credits	25,113	26,603
Accrued pension and other postretirement benefit costs	221,674	209,992
Regulatory liabilities	391,525	392,573
Other	71,585	88,665
Total Non-Current Liabilities	2,789,134	3,180,113

Commitments and Contingencies

Total Liabilities	3,720,096	3,726,365

Cumulative Preferred Stock
Not subject to mandatory redemption	42,333	42,333

Common Stock Equity
Common stock – without par value; $.01 stated value; authorized shares – 60,000,000; outstanding shares – 53,913,701 at June 30, 2005, and December 31, 2004	539	539
Paid-in capital	826,019	626,019
Retained earnings	1,081,131	1,078,617
Accumulated other comprehensive loss	(25,708)	(23,977)
Total Common Stock Equity	1,881,981	1,681,198

Total Liabilities and Shareholders’ Equity	$5,644,410	$5,449,896

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date
	June 30
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$85,074	$66,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133,295	103,890
Deferred income taxes and investment tax credits – net	17,776	35,052
Allowance for equity funds used during construction	(3,719)	(257)
Regulatory asset/liability deferrals	(64,162)	(22,452)
Regulatory assets amortization	21,789	21,280
Accrued pension and other postretirement benefit costs	11,682	10,260
Cost of removal	(10,421)	(5,344)
Changes in current assets and current liabilities:
Accounts and notes receivable	20,245	7,118
Fuel, emission allowances, and supplies	(43,693)	3,863
Prepayments	(778)	(32)
Accounts payable	19,212	(41,508)
Accrued taxes and interest	(5,553)	(2,679)
Other assets	(18,239)	(783)
Other liabilities	1,942	3,835

Net cash provided by operating activities	164,450	178,495

Financing Activities
Change in short-term debt, including net affiliate notes	(52,155)	30,337
Contribution from parent	200,000	—
Dividends on preferred stock	(1,293)	(1,293)
Dividends on common stock	(81,268)	(57,870)

Net cash provided by (used in) financing activities	65,284	(28,826)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(269,341)	(140,606)
Withdrawal of restricted funds held in trust	45,227	10,413
Other investments	(699)	(1,346)

Net cash used in investing activities	(224,813)	(131,539)

Net increase in cash and cash equivalents	4,921	18,130

Cash and cash equivalents at beginning of period	10,794	6,565

Cash and cash equivalents at end of period	$15,715	$24,695

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$53,100	$43,894
Income taxes	$34,650	$19,502

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME

	Quarter Ended		Year to Date
	June 30		June 30
	2005	2004	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$56,424	$56,732	$111,008	$112,947
Gas	18,672	15,985	76,447	74,124
Total Operating Revenues	75,096	72,717	187,455	187,071

Operating Expenses
Electricity purchased from parent company for resale	39,936	39,854	79,436	79,307
Gas purchased	10,625	7,481	50,824	48,314
Operation and maintenance	17,489	13,795	33,204	27,555
Depreciation	5,177	5,027	10,287	9,952
Taxes other than income taxes	1,600	1,239	3,084	2,677
Total Operating Expenses	74,827	67,396	176,835	167,805

Operating Income	269	5,321	10,620	19,266

Miscellaneous Income – Net	715	242	1,565	741
Interest Expense	1,703	1,270	3,448	2,497

Income (Loss) Before Taxes	(719)	4,293	8,737	17,510

Income Taxes	(232)	1,202	3,030	6,531

Net Income (Loss)	$(487)	$3,091	$5,707	$10,979

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

	June 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$6,486	$4,197
Notes receivable from affiliated companies	8,099	20,675
Accounts receivable less accumulated provision for doubtful accounts	927	1,451
Accounts receivable from affiliated companies	1,016	5,671
Inventory and supplies	7,311	8,500
Prepayments and other	1,176	285
Total Current Assets	25,015	40,779

Property, Plant, and Equipment – at Cost
Utility plant in service
Electric	291,473	285,828
Gas	263,260	256,667
Common	42,018	42,176
Total Utility Plant In Service	596,751	584,671
Construction work in progress	13,257	6,070
Total Utility Plant	610,008	590,741
Accumulated depreciation	183,139	176,726
Net Property, Plant, and Equipment	426,869	414,015

Other Assets
Regulatory assets	7,111	10,070
Other	2,492	2,801
Total Other Assets	9,603	12,871

Total Assets	$461,487	$467,665

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

	June 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Accounts payable	$5,056	$16,028
Accounts payable to affiliated companies	7,319	22,236
Accrued interest	1,460	1,370
Notes payable to affiliated companies (Note 5)	18,867	11,246
Other	8,863	7,009
Total Current Liabilities	41,565	57,889

Non-Current Liabilities
Long-term debt	94,375	94,340
Deferred income taxes	59,417	58,422
Unamortized investment tax credits	2,499	2,626
Accrued pension and other postretirement benefit costs	18,876	17,762
Regulatory liabilities	33,453	29,979
Other	13,083	14,136
Total Non-Current Liabilities	221,703	217,265

Commitments and Contingencies

Total Liabilities	263,268	275,154

Common Stock Equity
Common stock – $15.00 par value; authorized shares – 1,000,000; outstanding shares – 585,333 at June 30, 2005, and December 31, 2004	8,780	8,780
Paid-in capital	23,455	23,455
Retained earnings	167,270	161,562
Accumulated other comprehensive loss	(1,286)	(1,286)
Total Common Stock Equity	198,219	192,511

Total Liabilities and Shareholder’s Equity	$461,487	$467,665

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Year to Date
	June 30
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$5,707	$10,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,287	9,952
Deferred income taxes and investment tax credits – net	2,561	393
Allowance for equity funds used during construction	(308)	9
Regulatory asset/liability deferrals	1,446	2,370
Regulatory assets amortization	1,968	617
Accrued pension and other postretirement benefit costs	1,114	756
Cost of removal	(523)	(852)
Changes in current assets and current liabilities:
Accounts and notes receivable	17,755	14,134
Inventory and supplies	1,189	142
Prepayments	(891)	279
Accounts payable	(25,889)	(9,207)
Accrued taxes and interest	2,088	8,273
Other assets	680	301
Other liabilities	(1,640)	(769)

Net cash provided by operating activities	15,544	37,377

Financing Activities
Change in short-term debt, including net affiliate notes	7,621	(16,135)

Net cash provided by (used in) financing activities	7,621	(16,135)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(20,876)	(16,147)

Net cash used in investing activities	(20,876)	(16,147)

Net increase in cash and cash equivalents	2,289	5,095

Cash and cash equivalents at beginning of period	4,197	1,899

Cash and cash equivalents at end of period	$6,486	$6,994

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$3,198	$2,295
Income taxes	$—	$4

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

INDEX

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note
Number

1	Organization and Summary of Significant Accounting Policies

2	Common Stock

3	Cumulative Preferred Stock

4	Long-Term Debt

5	Notes Payable and Other Short-term Obligations

6	Energy Trading Credit Risk

7	Financial Instruments

8	Pension and Other Postretirement Benefits

9	Commitments and Contingencies

10	Financial Information by Business Segment

11	Earnings Per Common Share

12	Transfer and Acquisition of Generating Assets

13	Pending Merger

NOTES TO CONDENSED FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we,” “our,” or “us.”  In addition, when discussing Cinergy’s financial information, it necessarily includes the results of The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), The Union Light, Heat and Power Company (ULH&P) and all of Cinergy’s other consolidated subsidiaries.  When discussing CG&E’s financial information, it necessarily includes the results of ULH&P and all of CG&E’s other consolidated subsidiaries.

1.              Organization and Summary of Significant Accounting Policies

(a)                                  Pending Merger

On May 8, 2005, Cinergy Corp. entered into an agreement and plan of merger with Duke Energy Corporation (Duke), a North Carolina corporation, whereby Cinergy Corp. will be merged with Duke.  Under the merger agreement, each share of Cinergy Corp. Common Stock will be converted into 1.56 shares of the newly formed company, Duke Energy Holding Corp.

The merger agreement has been approved by both companies’ Boards of Directors.  Consummation of the merger is subject to customary conditions, including, among others, the approval of the shareholders of both companies and the approvals of various regulatory authorities.  See Note 13 for further information regarding the merger.

(b)                                  Presentation

Our Condensed Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results.  These results are not necessarily indicative of results for a full year.  These statements should be read in conjunction with the Financial Statements and the notes thereto included in the registrants’ combined Form 10-K for the year ended December 31, 2004 (2004 10-K).  Certain amounts in the 2004 Condensed Financial Statements have been reclassified to conform to the 2005 presentation.

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles.  Key estimates and judgments include:

•                  Valuing derivative contracts used in our energy marketing and trading activities;

•                  Evaluating the regulatory recoverability of various costs;

•                  Providing reserves for contingencies, including legal, environmental, and income taxes; and

•                  Evaluating various non-regulated fixed assets and investments for impairment.

These estimates and judgments are discussed more fully in “Critical Accounting Estimates” in our 2004 10-K.  Actual results could differ, as these estimates and assumptions involve judgment about future events or performance.

(c)                                  Revenue Recognition

(i)                                  Utility Revenues

CG&E, PSI, and ULH&P (collectively, our utility operating companies) record Operating Revenues for electric and gas service when delivered to customers.  Customers are billed throughout the month as both gas and electric meters are read.  We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  In making our estimates of unbilled revenues, we use systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of June 30, 2005 and 2004, were as follows:

	2005	2004
	(in millions)

Cinergy	$148	$135
CG&E and subsidiaries	77	70
PSI	71	65
ULH&P	12	12

(ii)                              Energy Marketing and Trading Revenues

We market and trade electricity, natural gas, and other energy-related products.  Many of the contracts associated with these products qualify as derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  We designate derivative transactions as either trading or non-trading at the time they are originated in accordance with Emerging Issues Task Force Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.  Trading contracts are reported on a net basis and non-trading contracts are reported on a gross basis.  Net reporting requires presentation of realized and unrealized gains and losses on trading derivatives on a net basis in Operating Revenues.  Gross reporting requires presentation of sales contracts in Operating Revenues and purchase contracts in Fuel, emission allowances, and purchased power expense or Gas purchased expense.

(iii)                          Other Operating Revenues

Cinergy and CG&E recognize revenue from coal origination, which represents contract structuring and marketing of physical coal.  These revenues are included in Other Operating Revenues on the Condensed Consolidated Statements of Income.  Other Operating Revenues for Cinergy also includes sales of synthetic fuel.

(d)                                  Accounting Changes

(i)                                  Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (Interpretation 47), an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143).  Statement 143 requires recognition of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  Interpretation 47 clarifies that a conditional asset retirement obligation (which occurs when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity) is a legal obligation within the scope of Statement 143.  As such, the fair value of a conditional asset retirement obligation must be recognized as a liability when incurred if the liability’s fair value can be reasonably estimated.  Interpretation 47 also clarifies when sufficient information exists to reasonably estimate the fair value of an asset retirement obligation.

Cinergy will adopt Interpretation 47 on December 31, 2005.  Upon adoption of Interpretation 47 Cinergy will recognize the impact, if any, of additional liabilities for conditional asset retirement obligations as a cumulative effect of a change in accounting principle.  We have begun evaluating the impact of adopting this new interpretation and are currently unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operations.

(ii)                              Share-Based Payment

In December 2004, the FASB issued a replacement of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R).  This standard will require, among other things, accounting for all stock-based compensation arrangements under the fair value method.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of Statement 123R on stock options within our stock-based compensation plans is not expected to be material.  Statement 123R contains certain provisions that will modify the accounting for various stock-based compensation plans other than stock options.  We are in the process of evaluating the impact of this new standard on these plans.  Cinergy will adopt Statement 123R on January 1, 2006.

(iii)                          Income Taxes

In October 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA.  Based on our analysis, we do not believe that repatriation pursuant to this provision will have a material impact on our financial position or results of operations.

2.              Common Stock

As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock pursuant to certain stock purchase contracts that were issued as a component of combined securities in December 2001.  Net proceeds from the transaction of $316 million were used to reduce short-term debt.

Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the six months ended June 30, 2005, Cinergy issued 1.9 million shares under these plans.

In June 2005, Cinergy Corp. contributed $200 million in capital to PSI.  The capital contribution was used to repay short-term indebtedness and is consistent with supporting PSI’s current credit ratings.

3.              Cumulative Preferred Stock

In July 2005, PSI notified holders of its $31.075 million notional amount 6.875% Cumulative Preferred Stock that it intends to redeem all outstanding shares on August 17, 2005 at a price of $103.09 per share plus accrued and unpaid dividends.

4.              Long-Term Debt

In July 2005, PSI notified holders of its $50 million principal amount Series ZZ First Mortgage secured 5 ¾% Series 1993B Environmental Revenue Refunding Bonds, due February 15, 2028, of its intention to redeem all outstanding bonds in August 2005.  PSI will redeem these bonds with the proceeds from the issuance by the Indiana Finance Authority of $50 million principal amount of its Environmental Revenue Refunding Bonds, Series 2005A, due July 1, 2035.  The bonds bear a fixed rate of interest through 2035 of 4.50 percent.

In August 2005, PSI notified holders of its $30 million principal amount 7.125% Series AAA First Mortgage Bonds, due 2024, of its intention to redeem all outstanding bonds on September 2, 2005.  In anticipation of these bonds being redeemed, they have been classified as Long-term debt due within one year on the Condensed Consolidated Balance Sheets.

Also in August 2005, PSI redeemed the $50 million 6.50% Synthetic Putable Yield Securities due August 1, 2026 through the exercise of call provisions of the securities.  Because these securities would have been subject to mandatory redemption if the call provision had not been exercised, they have been classified as Long-term debt due within one year on the Condensed Consolidated Balance Sheets.

5.              Notes Payable and Other Short-term Obligations

Cinergy Corp.’s short-term borrowings consist primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $2 billion revolving credit facilities and $1.5 billion commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies:

	June 30, 2005			December 31, 2004
			Weighted			Weighted
	Established		Average	Established		Average
	Lines	Outstanding	Rate	Lines	Outstanding	Rate
	(dollars in millions)

Cinergy
Cinergy Corp.
Revolving lines(1)	$2,000	$—	—%	$2,000	$—	—%
Uncommitted lines	40	—	—	40	—	—
Commercial paper(2)		547	3.35		676	2.45

Utility operating companies
Uncommitted lines	75	—	—	75	—	—
Pollution control notes		248	2.81		248	2.43

Non-regulated subsidiaries
Revolving lines(3)	162	40	3.85	158	8	5.67
Short-term debt		5	8.61		2	4.50
Pollution control notes		25	2.62		25	2.30

Cinergy Total		$865	3.23%		$959	2.47%

CG&E and subsidiaries
Uncommitted lines	$15	$—	—%	$15	—	—%
Pollution control notes		112	2.73		112	2.34
Money pool		232	3.31		180	2.38

CG&E Total		$344	3.12%		$292	2.36%

PSI
Uncommitted lines	$60	$—	—%	$60	$—	—%
Pollution control notes		136	2.87		136	2.49
Money pool		78	3.31		130	2.38

PSI Total		$214	3.03%		$266	2.44%

ULH&P
Money pool		$19	3.31%		$11	2.38%

ULH&P Total		$19	3.31%		$11	2.38%

(1)          Consists of a three-year $1 billion facility and a five-year $1 billion facility.  The three-year facility was entered into in April 2004 and matures in April 2007.  The five-year facility was entered into in December 2004, matures in December 2009, and contains $500 million sublimits each for CG&E and PSI.

(2)          Cinergy Corp.’s commercial paper program limit is $1.5 billion.  The commercial paper program is supported by Cinergy Corp.’s revolving lines of credit.

(3)          Of the $162 million and $158 million, in 2005 and 2004, respectively, $150 million relates to a three-year senior revolving credit facility that Cinergy Canada, Inc. entered into in December 2004 and matures in December 2007.

At June 30, 2005, Cinergy Corp. had $1.4 billion remaining unused and available capacity relating to its $2 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)

Five-year senior revolving	December 2009
Direct borrowing			$—
Commercial paper support			—

Total five-year facility(1)		$1,000	—	$1,000

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			547
Letter of credit support			11

Total three-year facility		1,000	558	442

Total Credit Facilities		$2,000	$558	$1,442

(1)          CG&E and PSI each have $500 million borrowing sublimits on this facility.

In our credit facilities, Cinergy Corp. has covenanted to maintain:

•                  a consolidated net worth of $2 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of CG&E’s $500 million sublimit under the $1 billion five-year credit facility, CG&E has covenanted to maintain:

•                  a consolidated net worth of $1 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of PSI’s $500 million sublimit under the $1 billion five-year credit facility, PSI has covenanted to maintain:

•                  a consolidated net worth of $900 million; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

A breach of these covenants could result in the termination of the credit facilities and the acceleration of the related indebtedness.  In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

•                  bankruptcy;

•                  defaults in the payment of other indebtedness; and

•                  judgments against the company that are not paid or insured.

The latter two events, however, are subject to dollar-based materiality thresholds.  As of June 30, 2005, Cinergy, CG&E, and PSI are in compliance with all of their debt covenants.

6.              Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of June 30, 2005, 95 percent of the credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity.  The majority of these investment grade counterparties are externally rated.  If a counterparty has an external rating, the lower of Standard & Poor’s Ratings Services or Moody’s Investors Service is used; otherwise, Cinergy’s internal rating of the counterparty is used.  The remaining five percent represents credit exposure of $33 million with counterparties rated non-investment grade.

As of June 30, 2005, CG&E had a concentration of trading credit exposure of $48 million with two counterparties accounting for greater than ten percent of CG&E’s total trading credit exposure.  These counterparties are rated investment grade.

Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties.  If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s financial status or public debt ratings.

7.              Financial Instruments

We enter into financial derivative contracts for the purpose of managing financial instrument risk.  Forward starting swaps are a type of financial derivative that mitigates volatility associated with fluctuations in interest rates between the time of execution of the swap and the date of an expected debt issuance.

In June 2005, PSI executed two forward starting swaps with a combined notional amount of $325 million.  The forward starting swaps effectively fix the benchmark interest rate of an anticipated issuance of fixed-rate debt from June 2005 through June 2006, the expected date of issuance of the debt securities.  Both forward starting swaps have been designated as cash flow hedges under the provisions of Statement 133.  As the terms of these swap agreements mirror the terms of the forecasted debt issuance, we anticipate they will be highly effective hedges.  Changes in the fair value of these swaps are recorded in Accumulated other comprehensive income (loss).

8.              Pension and Other Postretirement Benefits

As discussed in the 2004 10-K, Cinergy Corp. sponsors both pension and other postretirement benefits plans.  Our qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended.  The pension plans’ assets consist of investments in equity and debt securities.  In addition, we sponsor non-qualified pension plans that cover officers, certain other key employees, and non-employee directors.  We provide certain health care and life insurance benefits to retired United States employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

Based on preliminary estimates, we expect 2005 contributions of $102 million for qualified pension benefits, which is an increase from the $72 million disclosed in the 2004 10-K.  This $30 million increase is primarily the result of a change in the retirement age assumption which increased the near-term funding estimates.  Actual contributions for the first six months of 2005 were zero.

Our benefit plans’ costs for the quarter and year to date ended June 30, 2005 and 2004, included the following components:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004
	(in millions)

Quarter Ended June 30

Service cost	$9.6	$8.8	$1.4	$1.2	$1.6	$1.2
Interest cost	24.0	22.1	1.8	1.7	5.7	5.4
Expected return on plans’ assets	(22.1)	(20.1)	—	—	—	—
Amortization of transition (asset) obligation	(0.1)	(0.1)	—	—	0.1	0.1
Amortization of prior service cost	1.2	1.1	0.5	0.5	(0.3)	—
Recognized actuarial (gain) loss	2.0	0.5	0.6	0.7	2.8	1.9
Net periodic benefit cost	$14.6	$12.3	$4.3	$4.1	$9.9	$8.6

Year to Date June 30

Service cost	$19.2	$17.6	$2.8	$2.4	$3.2	$2.6
Interest cost	48.1	44.2	3.6	3.4	11.4	11.4
Expected return on plans’ assets	(44.1)	(40.2)	—	—	—	—
Amortization of transition (asset) obligation	(0.1)	(0.2)	—	—	0.2	0.9
Amortization of prior service cost	2.3	2.2	1.0	1.0	(0.4)	—
Recognized actuarial (gain) loss	3.9	1.0	1.2	1.4	5.5	4.0
Net periodic benefit cost	$29.3	$24.6	$8.6	$8.2	$19.9	$18.9

The net periodic benefit costs by registrant for the quarter and year to date ended June 30, 2005 and 2004, were as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004
	(in millions)

Quarter Ended June 30

Cinergy(1)	$14.6	$12.3	$4.3	$4.1	$9.9	$8.6
CG&E and subsidiaries	4.3	3.7	0.2	0.2	2.6	2.0
PSI	3.7	3.2	0.1	0.2	5.0	4.7
ULH&P	0.4	0.4	—	—	0.2	0.2

Year to Date June 30

Cinergy(1)	$29.3	$24.6	$8.6	$8.2	$19.9	$18.9
CG&E and subsidiaries	8.7	7.4	0.4	0.4	5.2	4.6
PSI	7.5	6.4	0.3	0.4	9.9	10.0
ULH&P	0.8	0.8	—	—	0.5	0.4

(1)          The results of Cinergy also include amounts related to non-registrants.

9.              Commitments and Contingencies

(a)                                  Environmental

(i)                                  Emission Reduction Rulemakings

In October 1998, the Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the nitrogen oxides (NOX) State Implementation Plan (SIP) Call, which addresses wind-blown ozone and ozone precursors that impact air quality in downwind states.  The EPA’s final rule, which applies to 22 states in the eastern United States including the three states in which our electric utilities operate, required states to develop rules to reduce NOX emissions from utility and industrial sources.  In a related matter, in response to petitions filed by several states alleging air quality impacts from upwind sources located in other states, the EPA issued a rule pursuant to Section 126 of the Clean Air Act (CAA) that required reductions similar to those required under the NOX SIP Call.  Various states and industry groups challenged the final rules in the Court of Appeals for the District of Columbia Circuit, but the court upheld the key provisions of the rules.

The EPA has proposed withdrawal of the Section 126 rule in states with approved rules under the final NOX SIP Call, which includes Indiana, Kentucky, and Ohio.  All three states have adopted a cap and trade program as the mechanism to achieve the required reductions.  Cinergy, CG&E, and PSI have installed selective catalytic reduction units (SCR) and other pollution controls and implemented certain combustion turbine improvements at various generating stations to comply with the NOX SIP Call.  Cinergy also utilizes the NOX emission allowance market to buy or sell NOX emission allowances as appropriate.  We currently estimate that we will incur capital costs of approximately $8 million in addition to $816 million already incurred to comply with this program.

In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) which would require states to revise their SIP by September 2006 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter.  The rule established a two-phase, regional cap and trade program for sulfur dioxide (SO2) and NOX, affecting 28 states, including Ohio, Indiana, and Kentucky, and requires SO2 and NOX emissions to be cut 70 percent and 65 percent, respectively, by 2015.  At the same time, the EPA issued the Clean Air Mercury Rule (CAMR) which requires reductions in mercury emissions from coal-fired power plants.  The final regulation also adopts a two-phase cap and trade approach that requires mercury emissions to be cut by 70 percent by 2018.  State SIPs must comply with the prescribed reduction levels under CAIR and CAMR; however, the states have the ability to introduce more stringent requirements if desired.  Under both CAIR and CAMR, companies have flexible compliance options including installation of pollution controls on large plants where such controls are particularly efficient and utilization of emission allowances for smaller plants where controls are not cost effective.  In August 2005, the EPA proposed a Federal Implementation Plan (FIP) to act as a backstop to ensure that states implement the CAIR in a timely manner.  If a state fails to develop a CAIR SIP, the EPA intends to finalize the FIP in time to implement CAIR for the state by the CAIR deadline.  Numerous states, environmental organizations, industry groups, including some of which Cinergy is a member, and individual companies have challenged various portions of both rules.  Those challenges are currently pending in the Federal Circuit Court for the District of Columbia.  At this time we cannot predict the outcome of these matters.

Over the 2005-2009 time period, we expect to spend approximately $1.8 billion to reduce mercury, SO2, and NOX emissions.  These estimates include estimated costs to comply at plants that we own but do not operate and could change when taking into consideration compliance plans of co-owners or operators involved.  Moreover, as market conditions change, additional compliance options may become available and our plans will be adjusted accordingly.  Approximately 60 percent of these estimated environmental costs would be incurred at PSI’s coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery.  See (b)(i) for more details.  CG&E would receive partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its recently approved rate stabilization plan (RSP).  See (b)(ii) for more details.

The EPA made final state non-attainment area designations to implement the revised ozone standard and to implement the new fine particulate standard in June 2004 and April 2005, respectively.  Several counties in which we operate have been designated as being in non-attainment with the new ozone standard and/or fine particulate standard.  States with counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance by June 2007 and April 2008, respectively.  Industrial sources in or near those counties are potentially subject to requirements for installation of additional pollution controls.  In March 2005, various states, local governments, environmental groups, and industry groups, including some of which Cinergy is a member, filed petitions for review in the United States Court of Appeals for the D.C. Circuit to challenge the EPA’s particulate matter non-attainment designations.  Although the EPA has attempted to structure CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Cinergy cannot predict the effect of current or future non-attainment designations on its financial position or results of operations.

In July 2005, the EPA issued its final regional haze rules and implementing guidelines in response to a 2002 judicial ruling overturning key provisions of the original program.  The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas.  The EPA has announced that it can foresee no circumstances where the requirements of the regional haze rule would require utility controls beyond those required under CAIR.  The EPA also found that states participating in the CAIR cap and trade program need not require electric generating units to adhere to best available retrofit requirements.  The states have until December 2007 to finalize their SIPs addressing compliance with EPA regulations.  The states may choose to implement more stringent guidelines than promulgated by the EPA, and therefore it is not possible to predict whether the regional haze rule will have a material effect on our financial position or results of operations.

(ii)                              Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states including Ohio, Indiana, and Kentucky, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards.  In August 2005, the EPA issued a proposed response to the petition.  The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states.  The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR FIP, described earlier, that would address the air quality concerns from neighboring states.  We expect a final FIP and ruling from the EPA on this matter by March 2006.  It is unclear at this time whether any additional reductions would be necessary beyond those required under the CAIR.

(iii)                          Clean Air Act Lawsuit

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana SIP permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station.  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  The case is currently in discovery and is set for trial by jury commencing in February 2006.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.  Neither party appealed that decision.  This matter was heard in trial in July 2005.  A decision is expected by the end of 2005.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station.

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to vigorously defend against these allegations.

(iv)                            Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend these lawsuits vigorously in court and filed motions to dismiss with the other defendants in September 2004.  We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

(v)        Selective Catalytic Reduction Units at Gibson Station

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the NOX SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern that portions of the plume from those units’ stacks appeared to break apart and descend to ground level, at certain times, under certain weather conditions.  As a result, and, working with the City of Mt. Carmel, Illinois, Illinois EPA, Indiana Department of Environmental Management (IDEM), EPA, and the State of Illinois, we developed a protocol regarding the use of the SCRs while we explored alternatives to address this issue.  After the protocol was finalized, the Illinois Attorney General brought an action in Wabash County Circuit Court against PSI seeking a preliminary injunction to enforce the protocol.  In August 2004, the court granted that preliminary injunction.  PSI is appealing that decision to the Fifth District Appellate Court, but we cannot predict the ultimate outcome of that appeal or of the underlying action by the Illinois Attorney General.

In April 2005, we completed the installation of a permanent control system to address this issue.  The new control system will support all five Gibson generating units.  We will seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  We do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

(vi)                            Zimmer Station Lawsuit

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance.  CG&E filed a motion to dismiss the lawsuit on primarily procedural grounds and we intend to defend against these claims vigorously.  The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations.

(vii)                        Manufactured Gas Plant (MGP) Sites

Coal tar residues, related hydrocarbons, and various metals have been found in at least 22 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC).  The 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The IDEM oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  PSI settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial.  With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005.  PSI has appealed this decision.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeal.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated.  We will continue to investigate and remediate the sites as outlined in the voluntary remediation plan.  As additional facts become known and investigation is completed, we will assess whether the likelihood of incurring additional costs becomes probable.  Until all investigation and remediation is complete, we are unable to determine the overall impact on our financial position or results of operations.

CG&E and ULH&P have performed site assessments on certain of their sites where we believe MGP activities have occurred at some point in the past and have found no imminent risk to the environment.  At the present time, CG&E and ULH&P cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

(viii)                    Asbestos Claims Litigation

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 120 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and a verdict for PSI on punitive damages.  PSI appealed this decision up to the Indiana Supreme Court.  In July 2005, the Indiana Supreme Court upheld the jury’s verdict.  In addition, PSI has settled a number of other lawsuits for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations.  We are currently evaluating the effect of the Indiana Supreme Court’s ruling on our existing docket of cases.

At this time, CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impact on CG&E’s and PSI’s financial position or results of operations.

(ix)                            Dunavan Waste Superfund Site

In July 2005, PSI received notice from the EPA that it has been identified as a de minimus potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the Dunavan Waste Oil

Site in Oakwood, Vermilion County, Illinois.  At this time, PSI does not have any further information regarding the scope of potential liability associated with this matter.

(b)                                  Regulatory

(i)                                  PSI Environmental Compliance Case

In November 2004, PSI filed a compliance plan case with the Indiana Utility Regulatory Commission (IURC) seeking approval of PSI’s plan for complying with SO2, NOX, and mercury emission reduction requirements discussed previously in (a)(i), including approval of cost recovery and an overall rate of return of eight percent related to certain projects.  PSI requested approval to recover the financing, depreciation, and operation and maintenance costs, among others, related to $1.08 billion in capital projects designed to reduce emissions of SO2, NOX, and mercury at PSI’s coal-burning generating stations.  An evidentiary hearing was held in May 2005 and a final IURC Order is expected in the third quarter of 2005.

(ii)                              CG&E Electric Rate Filings

In response to the Public Utilities Commission of Ohio (PUCO’s) request that CG&E propose a RSP to mitigate the potential for significant rate increases when the market development period comes to an end, CG&E filed a proposed RSP which was approved by the PUCO in November 2004.  The major features of the RSP are as follows:

•                  Provider of Last Resort (POLR) Charge:  CG&E began collecting a POLR charge from non-residential customers effective January 1, 2005, and will begin to collect a POLR charge from residential customers effective January 1, 2006.  The POLR charge includes several discrete charges, the most significant being an annually adjusted component (AAC) intended to provide cost recovery primarily for environmental compliance expenditures; an infrastructure maintenance fund charge (IMF) intended to provide compensation to CG&E for committing its physical capacity to meet its POLR obligation; and a system reliability tracker (SRT) intended to provide cost recovery for capacity purchases, purchased power, reserve capacity, and related market costs for purchases to meet capacity needs.  We anticipate the collection of the AAC and IMF will result in an approximate $36 million increase in revenues in 2005 and an additional $50 million in 2006.  The SRT will be billed based on dollar-for-dollar costs incurred.  A portion of these charges are avoidable by certain customers who switch to an alternative generation supplier.  Therefore, these estimates are subject to change, depending on the level of switching that occurs in future periods.  In 2007 and 2008, CG&E could seek additional increases in the AAC component of the POLR based on CG&E’s actual net costs for the specified expenditures.

•                  Generation Rates and Fuel Recovery:  A new rate has been established for generation service after the market development period ends.  In addition, a fuel cost recovery mechanism that is adjusted quarterly has been established to recover costs for fuel, emission allowances, and certain purchased power costs, that exceed the amount originally included in the rates frozen in the CG&E transition plan.  These new rates were applied to non-residential customers beginning January 1, 2005 and will be applied to residential customers beginning January 1, 2006.

•                  Generation Rate Reduction:  The existing five percent generation rate reduction required by statute for residential customers implemented under CG&E’s 2000 plan will end on December 31, 2005.

•                  Transmission Cost Recovery:  Transmission cost recovery mechanisms were established beginning January 1, 2005 for non-residential customers and will be established beginning January 1, 2006 for residential customers.  The transmission cost recovery mechanisms are designed to permit CG&E to recover Midwest Independent Transmission System Operator, Inc. charges, all Federal Energy Regulatory Commission (FERC) approved transmission costs, and all congestion costs allocable to retail ratepayers that are provided service by CG&E.

•                  Distribution Cost Recovery:  CG&E will have the ability to defer certain capital-related distribution costs from July 1, 2004 through December 31, 2005 with recovery from non-residential customers to be provided through a rider beginning January 1, 2006 through December 31, 2010.

CG&E had also filed an electric distribution base rate case for residential and non-residential customers to be effective January 1, 2005.  Under the terms of the RSP described previously, CG&E withdrew this base rate case and, in February 2005, CG&E filed a new distribution base rate case with rates to become effective January 1, 2006.  The requested amount of the increase is $78 million.

In March 2005, the Ohio Consumers’ Counsel asked the Ohio Supreme Court to overturn the RSP.  We expect the court to decide the case before January 1, 2006; however, at this time we cannot predict the outcome of this matter.

(iii)                          ULH&P Gas Rate Case

In 2002, the Kentucky Public Service Commission (KPSC) approved ULH&P’s gas base rate case requesting, among other things, recovery of costs associated with an accelerated gas main replacement program of up to $112 million over ten years.  The costs would be recovered through a tracking mechanism for an initial three year period, with the possibility of renewal up to ten years.  To date, we have capitalized $56 million in costs associated with the accelerated gas main replacement program through this tracking mechanism.  The tracking mechanism allows ULH&P to recover depreciation costs and rate of return annually over the life of the deferred assets.  Through June 30, 2005, ULH&P has recovered $7.5 million under this tracking mechanism.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the new tracking mechanism rates.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

In February 2005, ULH&P filed a gas base rate case with the KPSC.  ULH&P is requesting approval to continue the tracking mechanism in addition to its request for a $14 million increase in base rates, which is a seven percent increase in current retail gas rates.  ULH&P expects that the KPSC will issue its decision by the fourth quarter of 2005.

(iv)                            Gas Distribution Plant

In June 2003, the PUCO approved an amended settlement agreement between CG&E and the PUCO Staff in a gas distribution safety case arising out of a gas leak at a service head-adapter (SHA) style riser on CG&E’s distribution system.  The amended settlement agreement required CG&E to expend a minimum of $700,000 to replace SHA risers by December 31, 2003, and to file a comprehensive plan addressing all SHA risers on its distribution system.  CG&E filed a comprehensive plan with the PUCO in December 2004 providing for replacement of approximately 5,000 risers in 2005 with continued monitoring thereafter.  CG&E estimates the replacement cost of these risers will not be material.  In April 2005, the PUCO issued an order closing this case.  The PUCO issued a separate order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio.  At this time, Cinergy and CG&E cannot predict the outcome or the impact of the statewide investigation.

(c)                                  Other

(i)                                  Energy Market Investigations

In August 2003, Cinergy, along with Cinergy Marketing & Trading, LP (Marketing & Trading) and 37 other companies, were named as defendants in civil litigation filed as a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000, and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  Two similar lawsuits have subsequently been filed, and these three lawsuits have been consolidated for pretrial purposes.  The plaintiffs filed a consolidated class action complaint in January 2004.  Cinergy’s motion to dismiss was granted in September 2004 leaving only Marketing & Trading in the lawsuit.  We believe this action against Marketing & Trading is without merit and intend to defend this lawsuit vigorously.

Cinergy continues to provide various Assistant United States Attorneys with information with respect to their investigations into energy market practices.  We understand that we are neither a target nor are we under investigation by the Department of Justice in relation to any of these communications.

At this time, we do not believe the outcome of these investigations and litigation will have a material impact on Cinergy’s financial position or results of operations.

(ii)                              Synthetic Fuel Production

Cinergy produces from two facilities synthetic fuel that qualifies for tax credits (through 2007) in accordance with Section 29 of the Internal Revenue Code (IRC) if certain requirements are satisfied.

Cinergy’s sale of synthetic fuel has generated $271 million in tax credits through June 30, 2005.  The Internal Revenue Service (IRS) is currently auditing Cinergy for the 2002 and 2003 tax years and has recently challenged certain other taxpayers’ Section 29 tax credits.  While we cannot predict whether the IRS will challenge our Section 29 tax credits, we expect the IRS will evaluate the various key requirements for claiming our Section 29 credits related to synthetic fuel.  If the IRS challenges our Section 29 tax credits related to synthetic fuel, and such challenges were successful, this could result in the disallowance of up to all $271 million in previously claimed Section 29 tax credits for synthetic fuel produced by the applicable Cinergy facilities and a loss of our ability to claim future Section 29 tax credits for synthetic fuel produced by such facilities.  We believe that we operate in conformity with all the necessary requirements to be allowed such tax credits under Section 29.  Upon consummation of the pending merger of Duke and Cinergy, the synthetic fuel produced by one of Cinergy’s facilities pursuant to the existing commercial arrangement would cease to qualify for the Section 29 credit.  Cinergy is evaluating a transaction for the disposition of a portion of the affected facility that Cinergy believes would enable the fuel produced by the facility to continue to qualify for credit under IRC Section 29. In the event a suitable transaction is not achieved, Cinergy anticipates that its production of synthetic fuel at the affected facility would be suspended upon consummation of the pending merger with Duke.

Section 29 also provides for a phase-out of the credit based on the average price of crude oil during a calendar year.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  Based on current crude oil prices, we do not currently expect a material negative impact on our ability to recognize the projected benefit of Section 29 tax credits in 2005.

(iii)                          FirstEnergy Lawsuit

FirstEnergy has filed a lawsuit in the Court of Common Pleas in Summit County, Ohio against Cinergy with respect to a transaction between Cinergy and a subsidiary of FirstEnergy, relating to a joint venture company, Avon Energy Partners Holdings (Avon).  In 1999, the FirstEnergy subsidiary acquired Cinergy’s share of Avon which it subsequently sold to a third party.  The original transaction documents included an indemnity by Cinergy with respect to a certain investment owned by Avon.  FirstEnergy claims that this indemnity was triggered by its sale of Avon to a third party, and is seeking to recover $15 million from Cinergy.  The case is currently in discovery.  Cinergy intends to defend this lawsuit vigorously.  At this time, we cannot predict the outcome of this matter.

(iv)                            Guarantees

In the ordinary course of business, Cinergy enters into various agreements providing financial or performance assurances to third parties on behalf of certain unconsolidated subsidiaries and joint ventures.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these entities on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish their intended commercial purposes.  The guarantees have various termination dates, from short-term (less than one year) to open-ended.

In many cases, the maximum potential amount of an outstanding guarantee is an express term, set forth in the guarantee agreement, representing the maximum potential obligation of Cinergy under that guarantee (excluding, at times, certain legal fees to which a guaranty beneficiary may be entitled).  In those cases where there is no maximum potential amount expressly set forth in the guarantee agreement, we calculate the maximum potential amount by considering the terms of the guaranteed transactions, to the extent such amount is estimable.

Cinergy had guaranteed borrowings by individuals under the Director, Officer, and Key Employee Stock Purchase Program.  Under these guarantees, Cinergy would have been obligated to pay the debt’s principal and any related interest in the event of an unexcused breach of a guaranteed payment obligation by certain directors, officers, and key employees.  This program terminated pursuant to its terms during the first quarter of 2005 and as of March 31, 2005, all borrowings had been repaid by the participants.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operation and maintenance agreements, and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential liability to be $52 million under these guarantees as of June 30, 2005.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential liability is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred.  Cinergy has estimated the maximum potential liability, where estimable, to be $103 million under these indemnification provisions.  The termination period for the majority of matters provided by indemnification provisions in these types of agreements generally ranges from 2005 to 2009.

We believe the likelihood that Cinergy would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

10.       Financial Information by Business Segment

As discussed in the 2004 10-K, we conduct operations through our subsidiaries, and manage through the following three reportable segments:

•                  Regulated Business Unit (Regulated);

•                  Commercial Business Unit (Commercial); and

•                  Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure).

Regulated consists of PSI’s regulated generation and transmission and distribution operations, and CG&E and its subsidiaries’ regulated electric and gas transmission and distribution systems.  Regulated plans, constructs, operates, and maintains Cinergy’s transmission and distribution systems and delivers gas and electric energy to consumers.  Regulated also earns revenues from wholesale customers primarily by these customers transmitting electric power through Cinergy’s transmission system.  These businesses are subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return.

Commercial manages our wholesale generation and energy marketing and trading activities.  Commercial also performs energy risk management activities, provides customized energy solutions and is responsible for all of our international operations.

Power Technology and Infrastructure primarily manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary.  Ventures identifies, invests in, and integrates new energy technologies into Cinergy’s existing businesses, focused primarily on operational efficiencies and clean energy technologies.  In addition, Power Technology and Infrastructure manages our investments in other energy infrastructure and telecommunication service providers.

Following are the financial results by business unit.  Certain prior year amounts have been reclassified to conform to the current presentation.

Financial results by business unit for the quarters ended June 30, 2005, and June 30, 2004, are as indicated below.

	Cinergy Business Units
	Regulated	Commercial	Power Technology and Infrastructure	Total	Reconciling Eliminations(1)	Consolidated
	(in millions)

Quarter ended June 30, 2005

Operating revenues
External customers	$706	$408	$—	$1,114	$—	$1,114
Intersegment revenues	2	38	—	40	(40)	—

Gross margins
Electric	434	168	—	602	—	602	(3)
Gas	44	(20)	—	24	—	24	(4)

Segment profit (loss)(2)	50	3	(2)	51	—	51

Quarter ended June 30, 2004

Operating revenues
External customers	$688	$366	$—	$1,054	$—	$1,054
Intersegment revenues	7	52	—	59	(59)	—

Gross margins
Electric	396	175	—	571	—	571	(3)
Gas	44	17	—	61	—	61	(4)

Segment profit (loss)(2)	35	31	(7)	59	—	59

(1)          The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and Regulated.

(2)          Management utilizes segment profit (loss), after taxes, to evaluate segment performance.

(3)          Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(4)          Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Financial results by business unit for year to date June 30, 2005, and June 30, 2004, are as indicated below.

	Cinergy Business Units
	Regulated	Commercial	Power Technology and Infrastructure	Total	Reconciling Eliminations(1)	Consolidated
	(in millions)

Year to Date June 30, 2005

Operating revenues
External customers	$1,618	$841	$—	$2,459	$—	$2,459
Intersegment revenues	14	83	—	97	(97)	—

Gross margins
Electric	876	347	—	1,223	—	1,223	(3)
Gas	142	(14)	—	128	—	128	(4)

Segment profit (loss)(2)	125	49	(6)	168	—	168

Year to Date June 30, 2004

Operating revenues
External customers	$1,600	$742	$—	$2,342	$—	$2,342
Intersegment revenues	31	102	—	133	(133)	—

Gross margins
Electric	802	334	—	1,136	—	1,136	(3)
Gas	148	40	—	188	—	188	(4)

Segment profit (loss)(2)	115	76	(29)	162	—	162

(1)          The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and Regulated.

(2)         Management utilizes segment profit (loss), after taxes, to evaluate segment performance.

(3)          Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(4)          Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Total segment assets at June 30, 2005, and December 31, 2004, are as indicated below:

	Cinergy Business Units
	Regulated	Commercial	Power Technology and Infrastructure	Total	Consolidated
	(in millions)

Total segment assets at June 30, 2005	$9,137	$5,990	$131	$15,258	$15,258

Total segment assets at December 31, 2004	$9,097	$5,746	$139	$14,982	$14,982

11.       Earnings Per Common Share (EPS)

A reconciliation of EPS – basic to EPS – diluted is presented below for the quarters ended June 30, 2005 and 2004:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter Ended June 30, 2005
EPS – basic:	$50,708	198,492	$0.25

Effect of dilutive securities:
Common stock options		671
Directors’ compensation plans		146
Contingently issuable common stock		132

EPS – diluted:	$50,708	199,441	$0.25

Quarter Ended June 30, 2004
EPS – basic:	$58,504	180,236	$0.33

Effect of dilutive securities:
Common stock options		574
Directors’ compensation plans		155
Contingently issuable common stock		471
Stock purchase contracts		841

EPS – diluted:	$58,504	182,277	$0.32

Options to purchase shares of common stock are excluded from the calculation of EPS – diluted, if they are considered to be anti-dilutive.  Share amounts of 1.4 million and 1.2 million were excluded from the EPS – diluted calculation for the quarters ended June 30, 2005 and 2004, respectively.

Also excluded from the EPS – diluted calculation for the quarter ended June 30, 2004 are 10.0 million shares, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock associated with these preferred stock securities.

A reconciliation of EPS – basic to EPS – diluted is presented below for the year to date June 30, 2005 and 2004:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Year to Date June 30, 2005
EPS – basic:	$168,064	197,066	$0.85

Effect of dilutive securities:
Common stock options		652
Directors’ compensation plans		146
Contingently issuable common stock		66
Stock purchase contracts		145

EPS – diluted:	$168,064	198,075	$0.85

Year to Date June 30, 2004
EPS – basic:	$161,519	179,749	$0.90

Effect of dilutive securities:
Common stock options		702
Directors’ compensation plans		155
Contingently issuable common stock		523
Stock purchase contracts		977

EPS – diluted:	$161,519	182,106	$0.89

Options to purchase shares of common stock are excluded from the calculation of EPS – diluted, if they are considered to be anti-dilutive.  Share amounts of 1.4 million and 1.2 million were excluded from the EPS – diluted calculation for the year to date June 30, 2005 and 2004, respectively.

Also excluded from the EPS – diluted calculation for the year to date June 30, 2004 are 9.9 million shares issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock associated with these preferred stock securities.

12.       Transfer and Acquisition of Generating Assets

(a)                                  Transfer of Generating Assets to ULH&P

The KPSC and the FERC have approved ULH&P’s planned acquisition of CG&E’s approximately 69 percent ownership interest in the East Bend Station, located in Boone County, Kentucky, the Woodsdale Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station located in Hamilton County, Ohio, and associated transactions.  ULH&P is currently seeking approval of the transaction in a proceeding before the Securities and Exchange Commission (SEC), wherein the Ohio Consumers’ Counsel has intervened in opposition.  The transfer, which will be at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through December 31, 2006.  Assuming receipt of SEC approval, we would anticipate the transfer to take place in the third quarter of 2005.

(b)                                  Wheatland Generating Facility Acquisition

On May 6, 2005, we signed a definitive agreement with subsidiaries of Allegheny Energy, Inc. whereby, subject to the terms and upon satisfaction of the conditions to closing provided in the purchase agreement, PSI and/or CG&E had the right to acquire the 512-megawatt Wheatland generating facility for approximately $100 million.  The Wheatland facility, located in Knox County, Indiana, has four natural gas-fired simple cycle combustion turbines and is directly connected to the Cinergy transmission system.  In June and August 2005, respectively, the FERC and IURC approved the acquisition and the Department of Justice and Federal Trade Commission completed their review of the transaction pursuant to the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act.  We have determined that PSI will acquire 100% of the Wheatland facility.  Its output will be used to bolster the reserve margins on the PSI system.  Cinergy expects to close the acquisition in August 2005.

13.       Pending Merger

On May 8, 2005, Cinergy Corp. entered into an agreement and plan of merger with Duke, a North Carolina corporation, whereby Cinergy Corp. will be merged with Duke.  Under the merger agreement, each share of Cinergy Corp. Common Stock will be converted into 1.56 shares of the newly formed company, Duke Energy Holding Corp.

The merger agreement has been approved by both companies’ Boards of Directors.  Consummation of the merger is subject to customary conditions, including, among others, the approval of the shareholders of both companies and the approvals of various regulatory authorities.

Immediately following consummation of the merger, former Cinergy shareholders will own approximately 24 percent of Duke Energy Holding’s common stock.  Paul Anderson, Duke’s CEO and Chairman of the Board will remain Chairman of the combined company and Jim Rogers, Cinergy’s President, CEO and Chairman of the Board, will become the President and Chief Executive Officer of the combined company.  The new Duke Energy Holding board will be comprised of 10 members appointed by Duke and five members appointed by Cinergy.

The merger will be recorded using the purchase method of accounting whereby the total purchase price of approximately $9 billion will be allocated to Cinergy’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the closing of the merger.

The merger is expected to close in 2006, however the actual timing is contingent on several approvals including:  FERC, state regulatory commissions of Ohio, Indiana, Kentucky, North Carolina, and South Carolina, and shareholders of each company.  The following regulatory filings have been made in June and July of 2005:

•                  In June 2005, Duke and Cinergy filed an application with the PUCO for approval of a change in control with respect to CG&E and to modify certain accounting procedures to defer certain merger-related costs.  We expect that the PUCO will set a procedural schedule in the third quarter of 2005.

•                  In June 2005, PSI filed a petition with the IURC concerning, among other things, certain merger-related affiliate agreements, the sharing of merger-related benefits with customers, and deferred accounting of certain merger-related costs.  A pre-hearing conference has been scheduled for August 2005 and a procedural schedule will be set at that time.

•                  In August 2005, Duke and Cinergy filed an application with the KPSC seeking approval of a transfer and acquisition of control of ULH&P.  A procedural schedule has not yet been set.

•                  In July 2005, Duke and Cinergy filed an application with the FERC requesting approval of the merger and the subsequent internal restructuring and consolidation of the merged company to establish a more efficient corporate structure.

•                  In July 2005, Duke filed applications with the respective state utility regulatory agencies in both North and South Carolina.  The application filed with the North Carolina Utility Commission requests both the authorization to enter into a business combination transaction and the approval of various affiliate agreements.  The application filed with the Public Service Commission of South Carolina requests authorization to enter into a business combination.

The pending merger agreement also provides that Duke and Cinergy will use their reasonable best efforts to transfer five generating stations located in the Midwest from Duke to CG&E.  This transfer will require regulatory approval by the FERC and there can be no guarantee that such approval will be obtained or will be obtained on terms or with conditions acceptable to Duke, Cinergy, and Duke Energy Holding.  Duke intends to effectuate the transfer as an equity infusion into CG&E at book value.  In conjunction with the transfer, Duke and CG&E intend to enter into a financial arrangement to eliminate any potential cash shortfalls that may result from owning and operating the assets.  At this time, we cannot predict the outcome of this matter.

The merger agreement contains certain termination rights for both Duke and Cinergy, and further provides that, upon termination of the merger agreement under specified circumstances, a party would be required to pay the other party’s fees and expenses in an amount not to exceed $35 million and/or a termination fee of $300 million in the case of a fee payable by Cinergy to Duke or a termination fee of $500 million in the case of a fee payable by Duke to Cinergy; provided that any termination fee payable will be reduced by any amount of any fees and expenses previously reimbursed by such party.

In May, a purported shareholder class action was filed in the Court of Common Pleas in Hamilton County, Ohio against Cinergy and each of the members of the Board of Directors. The lawsuit alleges that the defendants breached their duties of due care and loyalty to shareholders by agreeing to the merger agreement between Duke and Cinergy and is seeking to either enjoin or amend the terms of the merger.  Cinergy and the individual defendants filed a motion to dismiss this lawsuit in July.  We believe this lawsuit is without merit and Cinergy intends to defend this lawsuit vigorously in court.  We are unable to predict whether resolution of this matter will impact our pending merger.

Although Management believes that this merger should close in 2006, the actual timing of this transaction could be delayed or the merger could be terminated by the inability to obtain one or more of the required approvals.

In light of the impending repeal of the Public Utility Holding Company Act, as amended (PUHCA), effective February 2006, the merger will no longer require SEC authorization under PUHCA. For further details, see “Energy Bill” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

CAUTIONARY STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we,” “our,” or “us.”

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are based on management’s beliefs and assumptions.  These forward-looking statements are identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will”, and similar expressions.

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted.  Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•                  Factors affecting operations, such as:

(1)          unanticipated weather conditions;

(2)          unscheduled generation outages;

(3)          unusual maintenance or repairs;

(4)          unanticipated changes in costs, including costs of coal and emission allowances;

(5)          environmental incidents; and

(6)          electric transmission or gas pipeline system constraints.

•                  Legislative and regulatory initiatives and legal developments.

•                  Additional competition in electric or gas markets and continued industry consolidation.

•                  Financial or regulatory accounting principles including costs of compliance with existing and future environmental requirements.

•                  Changing market conditions and other factors related to physical energy and financial trading activities.

•                  The performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities.

•                  Availability of, or cost of, capital.

•                  Employee workforce factors.

•                  Delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

•                  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims.

•                  The Regulatory approval process for the Duke Energy Corporation and Cinergy pending merger could delay the consummation of the pending merger or impose conditions that could materially impact the combined company.

•                  Business uncertainties, contractual restrictions, and the potential inability to attract and retain key personnel due to the pending merger.

We undertake no obligation to update the information contained herein

MD&A - PENDING MERGER

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, Cinergy (which includes Cinergy Corp. and all of its regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we,” “our,” or “us.”

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the combined Form 10-K for the year ended December 31, 2004 (2004 10-K).  We have reclassified certain prior-year amounts in the financial statements of Cinergy, The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) to conform to current presentation.  The following discussions of results are not necessarily indicative of the results to be expected in any future period.

PENDING MERGER

On May 8, 2005, Cinergy Corp. entered into an agreement and plan of merger with Duke Energy Corporation (Duke), a North Carolina corporation, whereby Cinergy Corp. will be merged with Duke.  Under the merger agreement, each share of Cinergy Corp. Common Stock will be converted into 1.56 shares of the newly formed company, Duke Energy Holding Corp.

The merger agreement has been approved by both companies’ Boards of Directors.  Consummation of the merger is subject to customary conditions, including, among others, the approval of the shareholders of both companies and the approvals of various regulatory authorities.

Immediately following consummation of the merger, former Cinergy shareholders will own approximately 24 percent of Duke Energy Holding’s common stock.  Paul Anderson, Duke’s CEO and Chairman of the Board will remain Chairman of the combined company and Jim Rogers, Cinergy’s President, CEO and Chairman of the Board, will become the President and Chief Executive Officer of the combined company.  The new Duke Energy Holding board will be comprised of 10 members appointed by Duke and five members appointed by Cinergy.

The merger is expected to close in 2006, however the actual timing is contingent on several approvals including:  Federal Energy Regulatory Commission (FERC), state regulatory commissions of Ohio, Indiana, Kentucky, North Carolina, and South Carolina, and shareholders of each company.  The following regulatory filings have been made in June and July of 2005:

•                  In June 2005, Duke and Cinergy filed an application with the Public Utilities Commission of Ohio (PUCO) for approval of a change in control with respect to CG&E and to modify certain accounting procedures to defer certain merger-related costs.  We expect that the PUCO will set a procedural schedule in the third quarter of 2005.

•                  In June 2005, PSI filed a petition with the Indiana Utility Regulatory Commission (IURC) concerning, among other things, certain merger-related affiliate agreements, the sharing of merger-related benefits with customers, and deferred accounting of certain merger-related costs.  A pre-hearing conference has been scheduled for August 2005 and a procedural schedule will be set at that time.

•                  In August 2005, Duke and Cinergy filed an application with the Kentucky Public Service Commission (KPSC) seeking approval of a transfer and acquisition of control of ULH&P.  A procedural schedule has not yet been set.

•                  In July 2005, Duke and Cinergy filed an application with the FERC requesting approval of the merger and the subsequent internal restructuring and consolidation of the merged company to establish a more efficient corporate structure.

•                  In July 2005, Duke filed applications with the respective state utility regulatory agencies in both North and South Carolina.  The application filed with the North Carolina Utility Commission requests both the authorization to enter into a business combination transaction and the approval of various affiliate agreements.  The application filed with the Public Service Commission of South Carolina requests authorization to enter into a business combination.

The pending merger agreement also provides that Duke and Cinergy will use their reasonable best efforts to transfer five generating stations located in the Midwest from Duke to CG&E.  This transfer will require regulatory approval by the FERC and there can be no guarantee that such approval will be obtained or will be obtained on terms or with conditions acceptable to Duke, Cinergy, and Duke Energy Holding.  Duke intends to effectuate the transfer as an equity infusion into CG&E at book value.  In conjunction with the transfer, Duke and CG&E intend to enter into a financial arrangement to eliminate any potential cash shortfalls that may result from owning and operating the assets.  At this time, we cannot predict the outcome of this matter.

The merger agreement contains certain termination rights for both Duke and Cinergy, and further provides that, upon termination of the merger agreement under specified circumstances, a party would be required to pay the other party’s fees and expenses in an amount not to exceed $35 million and/or a termination fee of $300 million in the case of a fee payable by Cinergy to Duke or a termination fee of $500 million in the case of a fee payable by Duke to Cinergy; provided that any termination fee payable will be reduced by any amount of any fees and expenses previously reimbursed by such party.

Although Management believes that this merger should close in 2006, the actual timing of this transaction could be delayed or the merger could be terminated by the inability to obtain one or more of the required approvals.

In light of the impending repeal of the Public Utility Holding Company Act, as amended (PUHCA), effective February 2006, the merger will no longer require The Securities and Exchange Commission (SEC) authorization under PUHCA. For further details, see “Energy Bill” in “Liquidity and Capital Resources.”

MD&A - EXECUTIVE SUMMARY

EXECUTIVE SUMMARY

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we explain our general operating environment, as well as our results of operations, liquidity, capital resources, future expectations/trends, market risk sensitive instruments, and accounting matters.  Specifically, we discuss the following:

•                  factors affecting current and future operations;

•                  why results changed from period to period;

•                  potential sources of cash for future capital expenditures; and

•                  how these items affect our overall financial condition.

Organization

Cinergy Corp., a Delaware corporation organized in 1993, owns all outstanding common stock of CG&E and PSI, both of which are public utilities.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the SEC under the PUHCA.  For a discussion of the pending PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”  Our other principal subsidiaries are Cinergy Services, Inc. (Services) and Cinergy Investments, Inc. (Investments).

CG&E, an Ohio corporation organized in 1837, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through ULH&P, in nearby areas of Kentucky.  CG&E is responsible for the majority of our power marketing and trading activity.  CG&E’s principal subsidiary, ULH&P, a Kentucky corporation organized in 1901, provides electric and gas service in northern Kentucky.

PSI, an Indiana corporation organized in 1942, is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana.

The following table presents further information related to the operations of our domestic utility companies CG&E, PSI, and ULH&P (our utility operating companies):

Principal Line(s) of Business

CG&E and subsidiaries	•	Generation, transmission, distribution, and sale of electricity
	•	Sale and/or transportation of natural gas
	•	Electric commodity marketing and trading operations

PSI	•	Generation, transmission, distribution, and sale of electricity

ULH&P(1)	•	Transmission, distribution, and sale of electricity
	•	Sale and transportation of natural gas

(1)          See Note 12 of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for further discussion of the possible transfer of generation assets.

Services is a service company that provides our subsidiaries with a variety of centralized administrative, management, and support services.  Investments holds most of our non-regulated, energy-related businesses and investments, including natural gas marketing and trading operations (which are primarily conducted through Cinergy Marketing & Trading, LP, one of its subsidiaries).

Financial Highlights

Net income for Cinergy for the quarter and six months ended June 30, 2005, and 2004 was as follows:

	Cinergy
	2005	2004	Change	% Change
	(in millions)

Quarter ended June 30	$51	$59	$(8)	(14)%

Six months ended June 30	$168	$162	$6	4%

Quarterly Highlights

The decrease in net income was primarily due to the following factors:

•                  A decrease in the Commercial Business Unit’s (Commercial) gas gross margins which reflects trading strategies employed in the second quarter of 2005 that resulted in negative margins;

•                  Increases in Operation and maintenance expenses including costs related to the pending Duke-Cinergy merger and labor expenses; and

•                  A decrease in gross margins on power marketing, trading, and origination contracts.

These decreases were partially offset by increases in rate tariff adjustments resulting from PSI’s 2004 base retail electric rate increase and the implementation of CG&E’s rate stabilization plan (RSP) in January 2005.

For further information, see “2005 Quarterly Results of Operations – Cinergy”.

Year to Date Highlights

The increase in net income was primarily due to the following factors:

•                  Increases in rate tariff adjustments resulting from PSI’s 2004 base retail electric rate increase and the implementation of CG&E’s RSP in January 2005; and

•                  An increase in electric gross margins relating to certain activities in our asset optimization business.  This increase was comprised of increases in margins from the sale of emission allowances partially offset by unrealized losses on forward coal and power contracts.

These increases were partially offset by:

•                  A decrease in Commercial’s gas gross margins which primarily reflects trading strategies employed in the second quarter of 2005 that resulted in negative margins; and

•                  Increases in Operation and maintenance expense primarily due to regulatory asset amortization, expenses associated with the pending Duke-Cinergy merger, and increased operating expenses for non-regulated subsidiaries.

For further information, see “2005 Year to Date Results of Operations – Cinergy”.

Forward-looking Challenges and Risks

Merger Challenges and Risks

The pending merger between Duke and Cinergy presents significant challenges.  The integration of the two companies will be complex and time-consuming, due to the size and complexity of each organization.  The principal challenges will be integrating the combined regulated electric utility operations, combining each of the unregulated wholesale power generation businesses and combining the energy marketing and trading businesses.  All of these businesses are complex, and some of the business units are dispersed.  Such efforts could also divert management’s

focus and resources from other strategic opportunities during the integration process.   The pending merger is subject to approvals of numerous governmental agencies and approval of the shareholders of both companies, all of which are discussed in more detail in “Pending Merger.”  The approval process could delay consummation of the pending merger, impose conditions that could materially impact the combined company, or cause the merger to be abandoned.  Both companies will incur significant transaction and merger-related integration costs in connection with the merger.  Additionally, we will be subject to business uncertainties and contractual restrictions while the merger is pending which could adversely affect our businesses.  Although both companies intend to take steps to reduce any adverse affects, these uncertainties may impair our ability to attract and retain key personnel until the merger is consummated and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships.

Environmental Challenges

Cinergy faces many uncertainties with regard to future environmental legislation and the impact of this legislation on our generating assets and our decisions to construct new assets.  In March 2005, the Environmental Protection Agency (EPA) finalized two rulemakings that will require significant reductions in sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury emissions from power plants.  Numerous states, environmental organizations, industry groups, including some of which Cinergy is a member, and individual companies have challenged various portions of both rules.  Additionally, multi-emissions reductions legislation is still being discussed in the Senate, although the outcome of these discussions is still highly uncertain at this time.  Presently, greenhouse gas (GHG) emissions, which principally consist of carbon dioxide (CO2), are not regulated, and while several legislative proposals have been introduced in Congress to reduce utility GHG emissions, none have been passed.  Nevertheless, we anticipate a mandatory program to reduce GHG emissions will exist in the future.  In 2004, Cinergy’s utility operating companies began an environmental construction program to reduce overall plant emissions that is estimated to cost approximately $1.8 billion over the next five years.  We believe that our construction program optimally balances these uncertainties and provides a level of emission reduction that will be required and/or economical to Cinergy under a variety of possible regulatory outcomes.  See “Environmental Issues” in “Liquidity and Capital Resources” for further information.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Energy Markets

Effective April 1, 2005 the Midwest ISO began operating under the Energy Markets Tariff (sometimes referred to as a Locational Marginal Pricing (LMP) market or MISO Day 2 market).  The implementation of an LMP market introduced new scheduling requirements, new products for mitigating transmission congestion risks, and new pricing points for the purchase and sale of power.  We have been operating under the Energy Markets Tariff since April 2005 and continue to work with the Midwest ISO to monitor the implementation of the new market.  See “Midwest ISO Energy Markets” in “Future Expectations/Trends” for further details regarding these new markets.

Rising Coal and Emission Allowance Prices

The prices of coal and SO2 emission allowances increased dramatically in 2004, as compared to 2003, and have continued to increase in 2005.  Contributing to the increases in coal and SO2 prices have been (1) increases in demand for electricity, (2) environmental regulation, and (3) decreases in the number of suppliers of coal from prior years.  CG&E’s RSP allows for recovery of fuel and emission allowance expenses effective January 1, 2005 for retail non-residential customers in Ohio.  As part of the RSP, we will begin recovering these costs from residential customers in Ohio effective January 1, 2006.  We continue to recover these costs from PSI retail customers through previously established rate recovery mechanisms.  To the extent that these increased fuel and SO2 prices are not offset by regulatory recovery or increases in the market price of power for wholesale transactions, they will negatively impact ongoing earnings.  The impact of these price increases on earnings in 2005 is discussed in more detail in “2005 Quarterly Results of Operations” and “2005 Year to Date Results of Operations”.

MD&A – 2005 QUARTERLY RESULTS OF OPERATIONS - CINERGY

2005 QUARTERLY RESULTS OF OPERATIONS – CINERGY

Given the dynamics of our business, which include regulatory revenues with directly offsetting expenses and commodity trading operations for which results are primarily reported on a net basis, we have concluded that a discussion of our results on a gross margin basis is most appropriate.  Electric gross margins represent electric operating revenues less the related direct costs of fuel, emission allowances, and purchased power.  Gas gross margins represent gas operating revenues less the related direct cost of gas purchased.  Within each of these areas, we will discuss the key drivers of our results.  Gross margins for Cinergy for the Regulated Business Unit (Regulated) and Commercial for the quarters ended June 30, 2005, and 2004 were as follows:

	Cinergy
	Regulated				Commercial
	2005	2004	Change	% Change	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$434	$396	$38	10%	$168	$175	$(7)	(4)%
Gas gross margin(2)	44	44	—	—	(20)	17	(37)	N/M

(1)                    Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)                    Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

N/M         Not meaningful to an understanding of the change.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Cooling degree days and heating degree days in Cinergy’s service territory for the quarters ended June 30, 2005, and 2004 were as follows:

	Cinergy
	2005	2004	Change	% Change

Cooling degree days(1)	337	335	2	1%
Heating degree days(2)(3)	239	236	3	1

(1)        Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)        Heating degree days are the differences between the average temperature for each day and 59 degrees, assuming the average temperature is less than 59 degrees.

(3)          Beginning in January 2005, we modified our heating degree days base temperature from 65 degrees to 59 degrees to more accurately reflect current consumer behavior.  Prior year amounts have been updated to reflect this change.

The change in cooling degree days and heating degree days did not have a material effect on Cinergy’s gross margins for the period.

Regulated

Gross Margins

The 10 percent increase in Regulated’s electric gross margins was primarily due to the following factors:

•                  A $30 million increase resulting primarily from a higher price received per megawatt hour (MWh) due to PSI’s 2004 base retail electric rate increase; and

•                  A $17 million increase in PSI’s non-retail margins, primarily resulting from reduced fuel expense reflecting adjustments to PSI’s cost of synthetic fuel.

Partially offsetting these increases was a decline of $11 million reflecting rate reductions associated with a property tax adjustment for PSI.

Commercial

Gross Margins

The four percent decrease in Commercial’s electric gross margins was due, in part, to a $6 million decrease in gross margins on power marketing, trading, and origination contracts.

Commercial’s retail margins were relatively flat for the quarter ended June 30, 2005, as compared to 2004.  Rate increases from the RSP provided a $13 million increase in margins.  However, this was offset by fuel, emission allowance and purchased power cost increases related to fixed price residential customers of approximately $11 million.

Commercial’s other non-retail margins were relatively flat for the quarter.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes greater than that of the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.

During the second quarter of 2005, we recognized margins of $35 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our non-retail forward power sales commitments.  This gain reflects significant increases in prices of SO2 emission allowances throughout much of 2004 and into early 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our non-retail forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources to produce the best economic returns for these assets.

Gains from the sale of emission allowances were largely offset by the following:

•                  A $4 million decline due to timing differences in revenue recognition between certain components of our generation portfolio.  Emission allowances and the majority of fuel contracts typically follow the accrual method of accounting. However, generally accepted accounting principles (GAAP) requires that certain forward purchases of coal and forward sales of power (those classified as derivatives) use the mark-to-market (MTM) method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $8 million of unrealized losses in the second quarter of 2005 and $4 million of unrealized losses in the comparable period in 2004 (representing a $4 million change quarter on quarter) as a result of forward purchases of coal and forward sales of power and the use of MTM accounting.

•                  Lower margins from non-retail power sales caused by a decline in volumes and lower margins per MWh, which reflects higher fuel costs.

Commercial’s gas gross margins decreased, as compared to the same period last year due to the following factors:

•                  A $35 million decrease which reflects trading strategies employed in the second quarter of 2005 that resulted in negative margins; and

•                  A $5 million decrease due to timing differences in revenue recognition between physical storage activities and the associated derivative contracts that hedge the physical storage. These agreements with pipelines to store natural gas and deliver in a future period with higher prices (typically winter) follow the accrual method of accounting.  However, the derivative contracts hedging the gas are required under GAAP to be accounted for under the MTM method of accounting.  The differing accounting treatments can lead to volatility in reported results.  Our quarter-to-date gross margins reflect $6 million of unrealized losses in 2005 and $1 million of unrealized losses in 2004 (representing a $5 million change quarter on quarter) as a result of derivative contracts and the use of MTM accounting.

Other Operating Revenues and Costs of Fuel Resold

The 60 percent increase in Other Operating Revenues was primarily due to the following factors:

•                  A $32 million increase in Commercial’s revenues from coal origination resulting from increases in coal prices and the number of coal origination contracts.  Coal origination includes contract structuring and marketing of physical coal; and

•                  A $15 million increase in Commercial’s revenues from the sale of synthetic fuel.

Costs of fuel resold includes Commercial’s costs of coal origination activities and the production of synthetic fuel.  These costs have increased in 2005, which is consistent with the increases in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for Cinergy.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	Cinergy
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$351	$332	$19	6%
Depreciation	131	114	17	15
Taxes other than income taxes	65	65	—	—

Operation and Maintenance

The six percent increase in Operation and maintenance expense was primarily due to the following factors:

•                  Increased labor expenses of $13 million primarily resulting from severance payments partially offset by a decrease of $5 million in employee incentive costs;

•                  Expenses of $11 million related to the pending Duke-Cinergy merger;

•                  An increase of $6 million in costs associated with environmental litigation; and

•                  Increased regulatory asset amortization of $4 million related to CG&E’s Regulatory Transition Charge (RTC).

These increases were partially offset by $12 million of costs incurred in 2004 associated with the continuous improvement initiative and a $5 million decrease in maintenance expenses, primarily generation and distribution related.

Depreciation

The 15 percent increase in Depreciation expense was primarily due to (a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, (b) recovery of deferred depreciation costs, and (c) the addition of depreciable plant for pollution control equipment, all of which are recovered from ratepayers.

Miscellaneous Income (Expense) – Net

The increase in Miscellaneous Income (Expense) – Net was primarily due to $7 million in impairment charges recognized in the second quarter of 2004 related to investments in Power Technology and Infrastructure.

Income Taxes

The effective income tax rate decreased for the quarter ended June 30, 2005, as compared to 2004.  The decrease was primarily a result of an increase in the amount of estimated annual tax credits associated with the production and sale of synthetic fuel.  Cinergy’s 2005 effective tax rate is expected to be approximately 23 percent.

2005 QUARTERLY RESULTS OF OPERATIONS - CG&E

Summary of Results

Net income for CG&E for the quarters ended June 30, 2005, and 2004 was as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Net income	$53	$56	$(3)	(5)%

The decrease in net income was primarily due to the following factors:

•                  Increases in Operation and maintenance expenses including costs related to the pending Duke-Cinergy merger; and

•                  A decrease in margins on power marketing, trading, and origination contracts.

These decreases were partially offset by an increase in rate tariff adjustments resulting from the implementation of CG&E’s RSP in January 2005.

Gross Margins

Gross margins for CG&E for the quarters ended June 30, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$305	$306	$(1)	—%
Gas gross margin(2)	44	43	1	2

(1)        Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)      Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in CG&E’s service territory for the quarters ended June 30, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change

Cooling degree days(1)	340	327	13	4%
Heating degree days(2)(3)	224	243	(19)	(8)

(1)        Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)        Heating degree days are the differences between the average temperature for each day and 59 degrees, assuming the average temperature is less than 59 degrees.

(3)          Beginning in January 2005, we modified our heating degree days base temperature from 65 degrees to 59 degrees to more accurately reflect current consumer behavior.  Prior year amounts have been updated to reflect this change.

The change in cooling degree days and heating degree days did not have a material effect on CG&E’s gross margins for the period.

Electric Gross Margins

CG&E’s electric gross margins were relatively flat for the quarter ended June 30, 2005, as compared to 2004.

CG&E’s gross margins on power marketing, trading, and origination contracts decreased $6 million in the quarter.

CG&E’s retail margins were relatively flat for the quarter ended June 30, 2005, as compared to 2004.  Rate increases from the RSP provided a $13 million increase in margins.  However, this was offset by fuel, emission allowance and purchased power cost increases related to fixed price residential customers of approximately $11 million.

CG&E’s other non-retail margins were up slightly during the quarter.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes greater than that of the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.

During the second quarter of 2005, we recognized margins of $35 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our non-retail forward power sales commitments.  This gain reflects significant increases in prices of SO2 emission allowances throughout much of 2004 and into early 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our non-retail forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources to produce the best economic returns for these assets.

Gains from the sale of emission allowances were largely offset by the following:

•                  A $4 million decline due to timing differences in revenue recognition between certain components of our generation portfolio.  Emission allowances and the majority of fuel contracts typically follow the accrual method of accounting. However, GAAP requires that certain forward purchases of coal and forward sales of power (those classified as derivatives) use the MTM method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $8 million of unrealized losses in the second quarter of 2005 and $4 million of unrealized losses in the comparable period in 2004 (representing a $4 million change quarter on quarter) as a result of forward purchases of coal and forward sales of power and the use of MTM accounting.

•                  Lower margins from non-retail power sales caused by a decline in volumes and lower margins per MWh, which reflects higher fuel costs.

Other Operating Revenues and Costs of Fuel Resold

The increase in Other Operating Revenues was due to a $38 million increase in revenues from coal origination resulting from increases in coal prices and the number of coal origination contracts.  This increase includes $12 million of sales to non-regulated affiliates.

Costs of fuel resold represents the costs of coal origination activities.  These costs have increased in 2005, which is consistent with the increase in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for CG&E.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$172	$150	$22	15%
Depreciation	45	46	(1)	(2)
Taxes other than income taxes	53	50	3	6

Operation and Maintenance

The 15 percent increase in Operation and maintenance expense was primarily due to the following factors:

•                  Increased expenses of $8 million related to the pending Duke-Cinergy merger;

•                  Increased regulatory asset amortization of $4 million related to CG&E’s RTC; and

•                  Increased labor expenses of $3 million primarily resulting from severance payments partially offset by a decrease in employee incentive costs.

Income Taxes

The effective income tax rate decreased for the quarter ended June 30, 2005, as compared to 2004.  The decrease was primarily a result of a change in Ohio law to phase-out the Ohio franchise tax.  The phase-out of the Ohio franchise tax resulted in the elimination of state income tax deferrals under GAAP thus reducing the effective income tax rate during the period.  See “Ohio Taxes” in “Future Expectation/Trends” for additional information.

MD&A – 2005 QUARTERLY RESULTS OF OPERATIONS - PSI

2005 QUARTERLY RESULTS OF OPERATIONS - PSI

Summary of Results

Net income for PSI for the quarters ended June 30, 2005, and 2004 was as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)

Net income	$43	$25	$18	72%

The increase in net income was primarily due to the impact of PSI’s 2004 base retail electric rate increase.

Electric Gross Margins

Gross margins for PSI for the quarters ended June 30, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$295	$260	$35	13%

(1)          Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in PSI’s service territory for the quarters ended June 30, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change

Cooling degree days(1)	333	342	(9)	(3)%
Heating degree days(2)(3)	254	228	26	11

(1)          Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)          Heating degree days are the differences between the average temperature for each day and 59 degrees, assuming the average temperature is less than 59 degrees.

(3)          Beginning in January 2005, we modified our heating degree days base temperature from 65 degrees to 59 degrees to more accurately reflect current consumer behavior.  Prior year amounts have been updated to reflect this change.

The change in cooling degree days and heating degree days did not have a material effect on PSI’s gross margins for the period.

The 13 percent increase in PSI’s electric gross margins was primarily due to the following factors:

•                  A $30 million increase resulting primarily from a higher price received per MWh due to PSI’s 2004 base retail electric rate increase; and

•                  A $17 million increase in non-retail margins, primarily resulting from reduced fuel expense reflecting adjustments to PSI’s cost of synthetic fuel.

Partially offsetting these increases was a decline of $11 million reflecting rate reductions associated with a property tax adjustment.  This decline is partially offset by a reduction in property tax expense, as discussed further below.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for PSI.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	PSI
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$122	$123	$(1)	(1)%
Depreciation	66	55	11	20
Taxes other than income taxes	10	15	(5)	(33)

Depreciation

The 20 percent increase in Depreciation expense was primarily due to (a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, (b) recovery of deferred depreciation costs, and (c) the addition of depreciable plant for pollution control equipment, all of which are recovered from ratepayers.

Taxes other than Income Taxes

The 33 percent decrease in Taxes other than income taxes expense was primarily due to the settlement of various property tax matters.

Miscellaneous Income - Net

The increase in Miscellaneous Income – Net was primarily due to an increase in the rate for allowance for equity funds used during construction and reimbursements from PSI’s insurance carriers for costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites.

Interest Expense

The 24 percent increase in Interest Expense was primarily due to an increase in average long-term debt outstanding and increases in variable interest rates.  This expense was partially offset by interest income received on restricted deposits obtained through these incremental borrowings, which is recorded in Miscellaneous Income – Net, associated with the additional long-term debt outstanding.

Income Taxes

The effective income tax rate decreased for the quarter ended June 30, 2005, as compared to June 30, 2004, primarily as a result of an adjustment in the second quarter of 2004 to reflect an increase in the Indiana state income tax provision.

MD&A – 2005 YEAR TO DATE RESULTS OF OPERATIONS - CINERGY

2005 YEAR TO DATE RESULTS OF OPERATIONS – CINERGY

Given the dynamics of our business, which include regulatory revenues with directly offsetting expenses and commodity trading operations for which results are primarily reported on a net basis, we have concluded that a discussion of our results on a gross margin basis is most appropriate.  Electric gross margins represent electric operating revenues less the related direct costs of fuel, emission allowances, and purchased power.  Gas gross margins represent gas operating revenues less the related direct cost of gas purchased.  Within each of these areas, we will discuss the key drivers of our results.  Gross margins for Cinergy for Regulated and Commercial for the six months ended June 30, 2005, and 2004 were as follows:

	Cinergy
	Regulated				Commercial
	2005	2004	Change	% Change	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$876	$802	$74	9%	$347	$334	$13	4%
Gas gross margin(2)	142	148	(6)	(4)	(14)	40	(54)	N/M

(1)                    Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)                    Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

N/M         Not meaningful to an understanding of the change.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Cooling degree days and heating degree days in Cinergy’s service territory for the six months ended June 30, 2005, and 2004 were as follows:

	Cinergy
	2005	2004	Change	% Change

Cooling degree days(1)	337	336	1	—%
Heating degree days(2)(3)	2,320	2,446	(126)	(5)

(1)          Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)          Heating degree days are the differences between the average temperature for each day and 59 degrees, assuming the average temperature is less than 59 degrees.

(3)          Beginning in January 2005, we modified our heating degree days base temperature from 65 degrees to 59 degrees to more accurately reflect current consumer behavior.  Prior year amounts have been updated to reflect this change.

The change in cooling degree days and heating degree days did not have a material effect on Cinergy’s gross margins for the period.

Regulated

Gross Margins

The nine percent increase in Regulated’s electric gross margins was primarily due to the following factors:

•                  A $68 million increase resulting primarily from a higher price received per MWh due to PSI’s 2004 base retail electric rate increase; and

•                  A $14 million increase in PSI’s non-retail margins, primarily resulting from reduced fuel expense reflecting adjustments to PSI’s cost of synthetic fuel.

These increases were partially offset by a decline of $11 million reflecting rate reductions associated with a property tax adjustment for PSI.

The four percent decrease in Regulated’s gas gross margins was primarily due to a decline in non-weather related demand.

Commercial

Gross Margins

The four percent increase in Commercial’s electric gross margins was driven primarily by the following factors:

•                  Retail rate increases from the RSP provided a $25 million increase in margins.  This increase was partially offset by fuel, emission allowance and purchased power cost increases of approximately $17 million attributable to our fixed price residential customers.  Margins attributable to retail volumes were up slightly during the period, due in part to the return of certain CG&E retail customers to full electric service.

•                  Margins from Commercial’s power marketing, trading, and origination contracts increased $6 million during the period.

•                  Commercial’s other non-retail margins were up slightly during 2005, as compared to 2004.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes greater than that of the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.

During 2005, we recognized margins of $66 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our non-retail forward power sales commitments.  This gain reflects significant increases in prices of SO2 emission allowances throughout much of 2004 and into early 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our non-retail forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources to produce the best economic returns for these assets.

This gain was offset by the following factors:

•                  A $38 million decline due to timing differences in revenue recognition between certain components of our generation portfolio.  Emission allowances and the majority of fuel contracts typically follow the accrual method of accounting. However, GAAP requires that certain forward purchases of coal and forward sales of power (those classified as derivatives) use the MTM method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $32 million of unrealized losses in 2005 and $6 million of unrealized gains in 2004 (representing a $38 million change period to period) as a result of forward purchases of coal and forward sales of power and the use of MTM accounting.

•                  Lower margins from non-retail power sales caused by a decline in volumes and lower margins per MWh, which reflects higher fuel costs.

Commercial’s gas gross margins decreased, as compared to the same period last year due to the following factors:

•                  A $34 million decrease which primarily reflects trading strategies employed in the second quarter of 2005 that resulted in negative margins; and

•                  An $18 million decrease due to timing differences in revenue recognition between physical storage activities and the associated derivative contracts that hedge the physical storage. These agreements with pipelines to store natural gas and deliver in a future period with higher prices (typically winter) follow the accrual method of accounting.  However, the derivative contracts hedging the gas are required under

GAAP to be accounted for under the MTM method of accounting.  The differing accounting treatments can lead to volatility in reported results.  Our year-to-date gross margins reflect $17 million of unrealized losses in 2005 and $1 million of unrealized gains in 2004 (representing an $18 million change period to period) as a result of derivative contracts and the use of MTM accounting.

Other Operating Revenues and Costs of Fuel Resold

The 45 percent increase in Other Operating Revenues was primarily due to the following factors:

•                  A $58 million increase in Commercial’s revenues from coal origination resulting from increases in coal prices and the number of coal origination contracts; and

•                  A $26 million increase in Commercial’s revenues from the sale of synthetic fuel.

Partially offsetting these increases was a $13 million decrease in revenues from non-regulated energy service subsidiaries.

Costs of fuel resold includes Commercial’s costs of coal origination activities and the production of synthetic fuel.  These costs have increased in 2005, which is consistent with the increases in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for Cinergy.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	Cinergy
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$683	$643	$40	6%
Depreciation	257	219	38	17
Taxes other than income taxes	144	147	(3)	(2)

Operation and Maintenance

The six percent increase in Operation and maintenance expense was primarily due to the following factors:

•                  Increased labor expenses of $16 million primarily resulting from severance payments partially offset by a decrease of $10 million in employee incentive costs;

•                  Increased regulatory asset amortization of $12 million related to CG&E’s RTC;

•                  Expenses of $11 million related to the pending Duke-Cinergy merger;

•                  A $6 million increase in operation expenses for non-regulated service subsidiaries, including those that started operations, or became fully consolidated, during or after the second quarter of 2004; and

•                  Increased expenses of $6 million related to environmental litigation.

These increases were partially offset by expenses of $12 million incurred in 2004 associated with the continuous improvement initiative.

Depreciation

The 17 percent increase in Depreciation expense was primarily due to (a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, (b) recovery of deferred depreciation costs, and (c) the addition of depreciable plant for pollution control equipment, all of which are recovered from ratepayers.

Equity in Earnings of Unconsolidated Subsidiaries

The 83 percent increase in Equity in Earnings of Unconsolidated Subsidiaries is primarily due to $5 million in equity in earnings of a cogeneration project that became fully operational in April of 2004.

Miscellaneous Income (Expense) – Net

The increase in Miscellaneous Income (Expense) – Net was due to $34 million in impairment charges recognized in the first half of 2004 primarily related to technology investments in Power Technology and Infrastructure.

Income Taxes

The effective income tax rate decreased for the six months ended June 30, 2005, as compared to 2004.  The decrease was primarily a result of an increase in the amount of estimated annual tax credits associated with the production and sale of synthetic fuel and the resolution of certain tax matters.  Cinergy’s 2005 effective tax rate is expected to be approximately 23 percent.

MD&A – 2005 YEAR TO DATE RESULTS OF OPERATIONS – CG&E

2005 YEAR TO DATE RESULTS OF OPERATIONS - CG&E

Summary of Results

Net income for CG&E for the six months ended June 30, 2005, and 2004 was as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Net income	$138	$133	$5	4%

The increase in net income was primarily due to the following factors:

•                  An increase in electric gross margins relating to certain activities in our asset optimization business.  This increase was comprised of increases in margins from the sale of emission allowances partially offset by unrealized losses on forward coal and power contracts; and

•                  An increase in rate tariff adjustments resulting from the implementation of CG&E’s RSP in January 2005.

These increases were partially offset by the increases in Operation and maintenance primarily due to increased regulatory asset amortization and expenses associated with the pending Duke-Cinergy merger.

Gross Margins

Gross margins for CG&E for the six months ended June 30, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$624	$602	$22	4%
Gas gross margin(2)	143	147	(4)	(3)

(1)          Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)          Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in CG&E’s service territory for the six months ended June 30, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change

Cooling degree days(1)	340	327	13	4%
Heating degree days(2)(3)	2,213	2,386	(173)	(7)

(1)          Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)          Heating degree days are the differences between the average temperature for each day and 59 degrees, assuming the average temperature is less than 59 degrees.

(3)          Beginning in January 2005, we modified our heating degree days base temperature from 65 degrees to 59 degrees to more accurately reflect current consumer behavior.  Prior year amounts have been updated to reflect this change.

The change in cooling degree days and heating degree days did not have a material effect on CG&E’s gross margins for the period.

Electric Gross Margins

The four percent increase in CG&E’s electric gross margins was driven primarily by the following factors:

•                  Retail rate increases from the RSP provided a $25 million increase in margins.  This increase was partially offset by fuel, emission allowance and purchased power cost increases of approximately $17 million attributable to our fixed price residential customers.  Margins attributable to retail volumes were up slightly during the period, due in part to the return of certain retail customers to full electric service.

•                  Margins from CG&E’s power marketing, trading, and origination contracts increased $4 million during the period.

•                  CG&E’s other non-retail margins were up slightly during 2005, as compared to 2004.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes greater than that of the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.

During 2005, we recognized margins of $66 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our non-retail forward power sales commitments.  This gain reflects significant increases in prices of SO2 emission allowances throughout much of 2004 and into early 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our non-retail forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources to produce the best economic returns for these assets.

This gain was offset by the following factors:

•                  A $38 million decline due to timing differences in revenue recognition between certain components of our generation portfolio.  Emission allowances and the majority of fuel contracts typically follow the accrual method of accounting. However, GAAP requires that certain forward purchases of coal and forward sales of power (those classified as derivatives) use the MTM method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $32 million of unrealized losses in 2005 and $6 million of unrealized gains in 2004 (representing a $38 million change period to period) as a result of forward purchases of coal and forward sales of power and the use of MTM accounting.

•                  Lower margins from non-retail power sales caused by a decline in volumes and lower margins per MWh, which reflects higher fuel costs.

Gas Gross Margins

The three percent decrease in CG&E’s gas gross margins was primarily due to a decline in non-weather related demand.

Other Operating Revenues and Costs of Fuel Resold

The increase in Other Operating Revenues was due to a $71 million increase in revenues from coal origination resulting from increases in coal prices and the number of coal origination contracts.  This increase includes $23 million of sales to non-regulated affiliates.

Costs of fuel resold represents the costs of coal origination activities.  These costs have increased in 2005, which is consistent with the increase in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for CG&E.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$334	$300	$34	11%
Depreciation	90	90	—	—
Taxes other than income taxes	112	114	(2)	(2)

Operation and Maintenance

The 11 percent increase in Operation and maintenance expense was primarily due to increased regulatory asset amortization of $12 million related to CG&E’s RTC and increased expenses of $8 million related to the pending Duke-Cinergy merger.

Income Taxes

The effective income tax rate decreased for the six months ended June 30, 2005, as compared to 2004.  The decrease was primarily a result of a change in Ohio law to phase-out the Ohio franchise tax.  The phase-out of the Ohio franchise tax resulted in the elimination of state income tax deferrals under GAAP thus reducing the effective income tax rate during the period.  See “Ohio Taxes” in “Future Expectation/Trends” for additional information.

MD&A – 2005 YEAR TO DATE RESULTS OF OPERATIONS – PSI

2005 YEAR TO DATE RESULTS OF OPERATIONS - PSI

Summary of Results

Net income for PSI for the six months ended June 30, 2005, and 2004 was as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)
Net income	$85	$66	$19	29%

The increase in net income was primarily due to the impact of PSI’s 2004 base retail electric rate increase.

Electric Gross Margins

Gross margins for PSI for the six months ended June 30, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$588	$521	$67	13%

(1)          Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in PSI’s service territory for the six months ended June 30, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change

Cooling degree days(1)	333	344	(11)	(3)%
Heating degree days(2)(3)	2,426	2,505	(79)	(3)

(1)          Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.

(2)          Heating degree days are the differences between the average temperature for each day and 59 degrees, assuming the average temperature is less than 59 degrees.

(3)          Beginning in January 2005, we modified our heating degree days base temperature from 65 degrees to 59 degrees to more accurately reflect current consumer behavior.  Prior year amounts have been updated to reflect this change.

The change in cooling degree days and heating degree days did not have a material effect on PSI’s gross margins for the period.

The 13 percent increase in PSI’s electric gross margins was primarily due to the following factors:

•                  A $68 million increase resulting primarily from a higher price received per MWh due to PSI’s 2004 base retail electric rate increase; and

•                  A $14 million increase in non-retail margins, primarily resulting from reduced fuel expense reflecting adjustments to PSI’s cost of synthetic fuel.

These increases were partially offset by a decline of $11 million reflecting rate reductions associated with a property tax adjustment.  This decline is partially offset by a reduction in property tax expense, as discussed further below.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for PSI.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	PSI
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$243	$232	$11	5%
Depreciation	133	104	29	28
Taxes other than income taxes	26	31	(5)	(16)

Operation and Maintenance

The five percent increase in Operation and maintenance expense was primarily due to increased expenses of $4 million related to additional amortization of regulatory assets, which were approved for recovery through PSI’s base retail electric rate case and increased expense of $2 million related to environmental litigation.

Depreciation

The 28 percent increase in Depreciation expense was primarily due to (a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, (b) recovery of deferred depreciation costs, and (c) the addition of depreciable plant for pollution control equipment, all of which are recovered from ratepayers.

Taxes other than Income Taxes

The 16 percent decrease in Taxes other than income taxes expense was primarily due to the settlement of various property tax matters.

Miscellaneous Income – Net

The increase in Miscellaneous Income – Net was primarily due to an increase in the rate for allowance for equity funds used during construction and reimbursements from PSI’s insurance carriers for costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites.

Interest Expense

The 24 percent increase in Interest Expense was primarily due to an increase in average long-term debt outstanding and increases in variable interest rates.  This expense was partially offset by interest income received on restricted deposits obtained through these incremental borrowings, which is recorded in Miscellaneous Income – Net, associated with the additional long-term debt outstanding.   Also contributing to this increase was a decrease in post-in-service carrying costs deferred for recovery due to PSI’s 2004 base retail electric rate increase.

MD&A – 2005 YEAR TO DATE RESULTS OF OPERATIONS – ULH&P

2005 YEAR TO DATE RESULTS OF OPERATIONS - ULH&P

Summary of Results

The Results of Operations discussion for ULH&P is presented only for the six months ended June 30, 2005, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas gross margins and net income for ULH&P for the six months ended June 30, 2005, and 2004 were as follows:

	ULH&P
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$32	$34	$(2)	(6)%
Gas gross margin(2)	26	26	—	—
Net income	6	11	(5)	(45)

(1)          Electric gross margin is calculated as Electric operating revenues less Electricity purchased from parent company for resale expense from the Condensed Statements of Income.

(2)          Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Statements of Income.

The six percent decrease in electric gross margins was due, in part, to milder weather during 2005.  Gas gross margins remained flat as an increase in rate tariff adjustments associated with the gas main replacement program and the demand-side management program, which encourages efficient customer gas usage, was partially offset by a decline in non-weather related demand.

The 45 percent decrease in net income for the quarter was partially due to the decreased electric gross margins as previously discussed.  Also contributing to the decrease were higher operation and maintenance costs associated with transmission of electricity and the demand-side management program.  Partially offsetting this decrease was a decline in income taxes primarily as a result of a reduction of the Kentucky corporate tax rate from 8.25 percent to seven percent and the resolution of certain tax matters.  The Kentucky corporate tax rate is expected to decrease to six percent effective January 1, 2007.

MD&A – LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements

Environmental Issues

Environmental Protection Agency Regulations

In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) which would require states to revise their State Implementation Plan (SIP) by September 2006 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter.  The rule established a two-phase, regional cap and trade program for SO2and NOX, affecting 28 states, including Ohio, Indiana, and Kentucky, and requires SO2 and NOX emissions to be cut 70 percent and 65 percent, respectively, by 2015.  At the same time, the EPA issued the Clean Air Mercury Rule (CAMR) which requires reductions in mercury emissions from coal-fired power plants.  The final regulation also adopts a two-phase cap and trade approach that requires mercury emissions to be cut by 70 percent by 2018.  State SIPs must comply with the prescribed reduction levels under CAIR and CAMR; however, the states have the ability to introduce more stringent requirements if desired.  Under both CAIR and CAMR, companies have flexible compliance options including installation of pollution controls on large plants where such controls are particularly efficient and utilization of emission allowances for smaller plants where controls are not cost effective.  In August 2005, the EPA proposed a Federal Implementation Plan (FIP) to act as a backstop to ensure that states implement the CAIR in a timely manner.  If a state fails to develop a CAIR SIP, the EPA intends to finalize the FIP in time to implement CAIR for the state by the CAIR deadlines.  Numerous states, environmental organizations, industry groups, including some of which Cinergy is a member, and individual companies have challenged various portions of both rules.  Those challenges are currently pending in the Federal Circuit Court for the District of Columbia.  At this time we cannot predict the outcome of these matters.

Over the 2005-2009 time period, we expect to spend approximately $1.8 billion to reduce mercury, SO2, and NOX emissions.  These estimates include estimated costs to comply at plants that we own but do not operate and could change when taking into consideration compliance plans of co-owners or operators involved.  Moreover, as market conditions change, additional compliance options may become available and our plans will be adjusted accordingly.  Approximately 60 percent of these estimated environmental costs would be incurred at PSI’s coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery.  See (b)(i) for more details.  CG&E would receive partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its recently approved rate stabilization plan (RSP).  See (b)(ii) for more details.

The EPA made final state non-attainment area designations to implement the revised ozone standard and to implement the new fine particulate standard in June 2004 and April 2005, respectively.  Several counties in which we operate have been designated as being in non-attainment with the new ozone standard and/or fine particulate standard.  States with counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance by June 2007 and April 2008, respectively.  Industrial sources in or near those counties are potentially subject to requirements for installation of additional pollution controls.  In March 2005, various states, local governments, environmental groups, and industry groups, including some of which Cinergy is a member, filed petitions for review in the United States Court of Appeals for the D.C. Circuit to challenge the EPA’s particulate matter non-attainment designations.  Although the EPA has attempted to structure CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Cinergy cannot predict the effect of current or future non-attainment designations on its financial position or results of operations.

In July 2005, the EPA issued its final regional haze rules and implementing guidelines in response to a 2002 judicial ruling overturning key provisions of the original program.  The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas.  The EPA has announced that it can foresee no circumstances where the requirements of the regional haze rule would require utility controls beyond those required under CAIR.  The EPA also found that states participating in the CAIR cap and trade program need not require electric generating units to adhere to best available retrofit requirements.  The states have until December 2007 to finalize their SIPs addressing compliance with EPA regulations.  The states may choose to implement more stringent guidelines than promulgated by the EPA, and therefore it is not possible to predict whether the regional haze rule will have a material effect on our financial position or results of operations.

Clear Skies Legislation

President Bush has proposed environmental legislation that would combine a series of Clean Air Act (CAA) requirements, including the recent mercury, SO2, and NOX reduction regulations for coal-fired power plants with a legislative solution that includes trading and specific emissions reductions and timelines to meet those reductions.  The President’s “Clear Skies Initiative” would seek an overall 70 percent reduction in emissions from power plants over a phased-in reduction schedule beginning in 2010 and continuing through 2018.  When the Clear Skies Initiative was stalled in Congress, the EPA finalized the CAIR and CAMR regulations to accomplish Clear Skies’ goals within the existing framework of the CAA.  Clear Skies has been reintroduced in the Senate in 2005, but its prospects for passage are uncertain in the current session.  At this time we cannot predict whether this or any multi-emissions bill will be passed.

Energy Bill

A comprehensive energy bill (the Energy Policy Act of 2005) passed Congress July 22, 2005 and has been sent to President Bush for signature, which is expected on August 8, 2005.  The bill, among other things,  repeals PUHCA effective six months after the bill’s enactment (i.e., February 2006), amends certain provisions of the Federal Power Act and the Public Utility Regulatory Policies Act of 1978, and expands FERC’s authority to review mergers and acquisitions.  Pursuant to the terms of the bill, Cinergy’s pending merger with Duke would be grandfathered under FERC’s existing authority. At this time, we are still analyzing the bill to determine its impact on our financial position or results of operations.

Environmental Lawsuits

We are currently involved in the following lawsuits which are discussed in more detail in Note 9(a) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements.”  An unfavorable outcome of any of these lawsuits could have a material impact on our liquidity and capital resources.

•                  CAA Lawsuit

•                  CO2 Lawsuit

•                  Selective Catalytic Reduction Units at Gibson Station

•                  Zimmer Station Lawsuit

•                  Manufactured Gas Plant Sites

•                  Asbestos Claims Litigation

Pension and Other Postretirement Benefits

Cinergy maintains qualified defined benefit pension plans covering substantially all United States employees meeting certain minimum age and service requirements.  Plan assets consist of investments in equity and debt securities.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).  Although mitigated by strong performance in 2003 and 2004, ongoing retiree payments and the decline in market value of the investment portfolio in 2002 reduced the assets held in trust to satisfy plan obligations.  Additionally, continuing low long-term interest rates have increased the liability for funding purposes.  As a result of these events, our near term funding targets have increased substantially.  Cinergy has adopted a five-year plan to reduce, or eliminate, the unfunded pension obligation initially measured as of January 1, 2003.  This unfunded obligation will be recalculated as of January 1 of each year in the five-year plan.  Because this unfunded obligation is the difference between the liability determined actuarially on an ERISA basis and the fair value of plan assets as of January 1, 2003, the liability determined by this calculation is different than the pension liability calculated for accounting purposes reported on Cinergy’s Condensed Consolidated Balance Sheets.

Cinergy’s minimum required contributions in calendar year 2004 totaled $16 million.  Actual contributions in 2004 were $117 million, reflecting additional discretionary contributions of $101 million under the aforementioned five-year plan.  Due to the significant 2004 and previous calendar year contributions, Cinergy’s minimum required contributions in calendar year 2005 are expected to be zero.  Should Cinergy continue funding under the five-year plan, discretionary contributions are expected to be $102 million in 2005, which is an increase from the $72 million disclosed in the 2004 10-K.  This $30 million increase is primarily the result of a change in the retirement age assumption which increased the near-term funding estimates.  Actual contributions for the six months ended June 30, 2005 were zero.  Cinergy may consider making discretionary contributions in 2006 and future periods; however, at this time, we are unable to determine the amount of those contributions.  Estimated contributions fluctuate based on changes in market performance of plan assets and actuarial assumptions.  Absent the occurrence of interim events that could materially impact these targets, we will update our expected target contributions annually as the actuarial funding valuations are completed and make decisions about future contributions at that time.

Other Investing Activities

Our ability to invest in growth initiatives is limited by certain legal and regulatory requirements, including the PUHCA.  For a discussion of the pending PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”    The PUHCA limits the types of non-utility businesses in which Cinergy and other registered holding companies under the PUHCA can invest as well as the amount of capital that can be invested in permissible non-utility businesses.  Also, the timing and amount of investments in the non-utility businesses is dependent on the development and favorable evaluations of opportunities.  Under the PUHCA restrictions, we are allowed to invest, or commit to invest, in certain non-utility businesses, including:

•                  Exempt Wholesale Generators (EWG) and Foreign Utility Companies (FUCO)

An EWG is an entity, certified by the Federal Energy Regulatory Commission (FERC), devoted exclusively to owning and/or operating, and selling power from one or more electric generating facilities.  An EWG whose generating facilities are located in the United States is limited to making only wholesale sales of electricity.  An entity claiming status as an EWG must provide notification thereof to the SEC under the PUHCA.

A FUCO is a company all of whose utility assets and operations are located outside the United States and which are used for the generation, transmission, or distribution of electric energy for sale at retail or wholesale, or the distribution of gas at retail.  A FUCO may not derive any income, directly or indirectly, from the generation, transmission, or distribution of electric energy for sale or the distribution of gas at retail within the United States.  An entity claiming status as a FUCO must provide notification thereof to the SEC under the PUHCA.

In June 2005, the SEC issued an order under PUHCA authorizing Cinergy to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion through the earlier of (a) the closing of the pending Duke-Cinergy merger or (b) June 23, 2006.  As of June 30, 2005, we had invested or committed to invest $0.7 billion in EWGs and FUCOs, leaving available investment capacity under the order of $2.9 billion.

•                  Qualifying Facilities and Energy-Related Non-utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Cumulative Preferred Stock of Subsidiaries, and Total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At June 30,

2005, we had invested and/or guaranteed $1.0 billion of the $1.5 billion available.  In August 2004, Cinergy filed an application with the SEC requesting authority under the PUHCA to increase its investment and/or guarantee authority by $2 billion above the current authorized amount.  In light of our existing unused capacity, together with the pending repeal of PUHCA and the pending merger with Duke, Cinergy withdrew this application in the third quarter of 2005.

•                  Energy-Related Assets

Cinergy has been granted SEC authority under the PUHCA to invest up to $1 billion in non-utility Energy-Related Assets within the United States, Canada, and Mexico.  Energy-Related Assets include natural gas exploration, development, production, gathering, processing, storage and transportation facilities and equipment, liquid oil reserves and storage facilities, and associated assets, facilities and equipment, but would exclude any assets, facilities, or equipment that would cause the owner or operator thereof to be deemed a public utility company.  As of June 30, 2005, we did not have any investments in these Energy-Related Assets.

•                  Infrastructure Services Companies

In July 2005, the SEC issued an order under the PUHCA authorizing Cinergy to invest up to $100 million (including existing investments and guarantees) through June 30, 2008 in companies that derive or will derive substantially all of their operating revenues from the sale of Infrastructure Services including:

•                  Design, construction, retrofit, and maintenance of utility transmission and distribution systems;

•                  Installation and maintenance of natural gas pipelines, water and sewer pipelines, and underground and overhead telecommunications networks; and

•                  Installation and servicing of meter reading devices and related communications networks, including fiber optic cable.

At June 30, 2005, we had invested $30 million in Infrastructure Services companies.

Guarantees

On June 23, 2005, the SEC issued an order under the PUHCA authorizing Cinergy Corp. to provide guarantees in an aggregate amount not to exceed $3.0 billion.  For a discussion of the pending PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”  As of June 30, 2005, we had $756 million outstanding under the guarantees issued, of which 97 percent represents guarantees of obligations reflected on Cinergy’s Condensed Consolidated Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.

See Note 9(c)(iv) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for a discussion of guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries; and it includes potential liabilities under indemnification clauses.

Marketing & Trading Liquidity Risks

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our June 30, 2005 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to $403 million in collateral related to its gas and power trading operations, of which $157 million is related to CG&E.

Capital Resources

Cinergy, CG&E, PSI, and ULH&P meet their current and future capital requirements through a combination of funding sources including, but not limited to, internally generated cash flows, tax-exempt bond issuances, capital lease and operating lease structures, the securitization of certain asset classes, short-term bank borrowings, issuance of commercial paper, and issuances of long-term debt and equity.  Funding decisions are based on market conditions, market access, relative pricing information, borrowing duration and current versus forecasted cash needs.  Cinergy, CG&E, PSI, and ULH&P are committed to maintaining balance sheet health, responsibly managing capitalization, and maintaining adequate credit ratings.  Cinergy, CG&E, PSI, and ULH&P believe that they have adequate financial resources to meet their future needs.

Sale of Accounts Receivable

CG&E, PSI, and ULH&P have an agreement with Cinergy Receivables Company, LLC (Cinergy Receivables), an affiliate, to sell, on a revolving basis, nearly all of the retail accounts receivable and related collections of CG&E, PSI, and ULH&P.  Cinergy Receivables funds its purchases with borrowings from commercial paper conduits that obtain a security interest in the receivables.  This program accelerates the collection of cash for CG&E, PSI, and ULH&P related to these retail receivables.  Cinergy Corp. does not consolidate Cinergy Receivables because it meets the requirements to be accounted for as a qualifying special purpose entity (SPE).

Notes Payable and Other Short-term Obligations

We are required to secure authority to issue short-term debt from the SEC under the PUHCA and from the Public Utilities Commission of Ohio (PUCO).  The SEC under the PUHCA regulates the issuance of short-term debt by Cinergy Corp., PSI, and ULH&P.  The PUCO has regulatory jurisdiction over the issuance of short-term debt by CG&E. For a discussion of the pending PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”

	Short-term Regulatory Authority June 30, 2005
	Authority		Outstanding
	(in millions)
Cinergy Corp.	$4,000	(1)	$547
CG&E and subsidiaries	665	(2)	232
PSI	600		78
ULH&P	65	(2)	19

(1)                                  In June 2005, the SEC issued an order under PUHCA authorizing Cinergy to increase its total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $4 billion over the September 30, 2004 levels.  Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)                                  In December 2004, Cinergy and ULH&P requested approval from the SEC for an increase in ULH&P’s authority from $65 million to $150 million to coincide with the completion of its pending transaction with CG&E in which ULH&P will acquire interests in three of CG&E’s electric generating stations.  At this time, we are unable to predict whether the SEC will approve this request.

For the purposes of quantifying regulatory authority, short-term debt includes revolving credit line borrowings, uncommitted credit line borrowings, intercompany money pool obligations, and commercial paper.

Cinergy Corp.’s short-term borrowings consist primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s $2 billion revolving credit facilities and $1.5 billion commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies:

	Short-term Borrowings
	June 30, 2005
					Available
					Revolving
	Established			Standby	Lines of
	Lines	Outstanding	Unused	Liquidity(1)	Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving lines(2)	$2,000	$—	$2,000	$558	$1,442
Uncommitted lines	40	—	40
Commercial paper(3)		547

Utility operating companies
Uncommitted lines	75	—	75
Pollution control notes		248

Non-regulated subsidiaries
Revolving lines(4)	162	40	122	—	122
Short-term debt		5
Pollution control notes		25

Cinergy Total		$865			$1,564

CG&E and subsidiaries
Uncommitted lines	$15	$—	$15
Pollution control notes		112
Money pool		232

CG&E Total		$344

PSI
Uncommitted lines	$60	$—	$60
Pollution control notes		136
Money pool		78

PSI Total		$214

ULH&P
Money pool		$19

ULH&P Total		$19

(1)                                  Standby liquidity is reserved against the revolving lines of credit to support the commercial paper program and outstanding letters of credit (currently $547 million and $11 million, respectively).

(2)                                  Consists of a three-year $1 billion facility and a five-year $1 billion facility.  The three-year facility was entered into in April 2004 and matures in April 2007.  The five-year facility was entered into in December 2004, matures in December 2009, and contains $500 million sublimits each for CG&E and PSI.

(3)                                  Cinergy Corp.’s commercial paper program limit is $1.5 billion.  The commercial paper program is supported by Cinergy Corp.’s revolving lines of credit.

(4)                                  Of the $162 million, $150 million relates to a three-year senior revolving credit facility that Cinergy Canada, Inc. entered into in December 2004 and matures in December 2007.

At June 30, 2005, Cinergy Corp. had $1.4 billion remaining unused and available capacity relating to its $2 billion revolving credit facilities.  These revolving credit facilities include the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
			(in millions)
Five-year senior revolving	December 2009
Direct borrowing			$—
Commercial paper support			—

Total five-year facility(1)		$1,000	—	$1,000

Three-year senior revolving	April 2007
Direct borrowing			—
Commercial paper support			547
Letter of credit support			11

Total three-year facility		1,000	558	442

Total Credit Facilities		$2,000	$558	$1,442

(1)        CG&E and PSI each have $500 million borrowing sublimits on this facility.

In our credit facilities, Cinergy Corp. has covenanted to maintain:

•                  a consolidated net worth of $2 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of CG&E’s $500 million sublimit under the $1 billion five-year credit facility, CG&E has covenanted to maintain:

•                  a consolidated net worth of $1 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of PSI’s $500 million sublimit under the $1 billion five-year credit facility, PSI has covenanted to maintain:

•                  a consolidated net worth of $900 million; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

A breach of these covenants could result in the termination of the credit facilities and the acceleration of the related indebtedness.  In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

•                  bankruptcy;

•                  defaults in the payment of other indebtedness; and

•                  judgments against the company that are not paid or insured.

The latter two events, however, are subject to dollar-based materiality thresholds.  As of June 30, 2005, Cinergy, CG&E, and PSI are in compliance with all of their debt covenants.

Long-term Debt

We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana.  For a discussion of the pending PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”  The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp.  The respective state utility commissions regulate the issuance of long-term debt by our utility operating companies.

A current summary of our long-term debt authorizations at June 30, 2005, was as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$4,000	$305	$3,695

CG&E and subsidiaries(2)
State Public Utility Commissions	$575	$—	$575
State Public Utility Commission - Tax-Exempt	250	94	156

PSI
State Public Utility Commission	$500	$—	$500
State Public Utility Commission - Tax-Exempt(3)	250	—	250

ULH&P
State Public Utility Commission(4)	$75	$—	$75

(1)                                  In June 2005, the SEC issued an order under PUHCA authorizing Cinergy to increase its total capitalization (excluding retained earnings and accumulated other comprehensive income (loss)), which may be any combination of debt and equity securities, by $4 billion over the September 30, 2004 levels. Outside this requirement, Cinergy Corp. is not subject to specific regulatory debt authorizations.

(2)                                  Includes amounts for ULH&P.

(3)                                  In June 2005, the Indiana Utility Regulatory Commission (IURC) granted PSI financing authority to borrow the proceeds from the issuance and sale of up to $250 million principal amount of tax exempt securities through December 31, 2005.

(4)                                  In April 2005, the Kentucky Public Service Commission (KPSC) granted ULH&P financing authority to issue and sell up to $500 million principal amount of secured and unsecured debt; enter into inter-company promissory notes up to an aggregate principal amount of $200 million; and borrow up to a maximum of $200 million aggregate principal amount of tax-exempt debt through December 31, 2006. This authority is contingent upon the pending transaction with CG&E in which ULH&P will acquire interests in three of CG&E’s electric generating stations.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which $323 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  ULH&P has an effective shelf registration statement with the SEC for the issuance of up to $75 million in unsecured debt securities, $35 million of which remains available for issuance.  ULH&P also has an effective shelf registration statement with the SEC relating to the issuance of up to $40 million in first mortgage bonds, of which $20 million remains available for issuance.

Off-Balance Sheet Arrangements

As discussed in the 2004 10-K, Cinergy uses off-balance sheet arrangements from time to time to facilitate financing of various projects.  Cinergy’s primary off-balance sheet arrangement involves the sale of accounts receivable to a qualifying SPE.

In 2001, Cinergy Corp. issued $316 million notional amount of combined securities, a component of which was stock purchase contracts.  These contracts obligated the holder to purchase common shares of Cinergy Corp. stock by February 2005.  In January and February 2005, the stock purchase contracts were settled, resulting in the issuance of common stock that is recorded on Cinergy’s Condensed Consolidated Balance Sheets as Common Stock Equity.

Securities Ratings

As of June 30, 2005, the major credit rating agencies rated our securities as follows:

	Fitch(1)	Moody’s(2)	S&P(3)

Cinergy Corp.
Corporate Credit	BBB+	Baa2	BBB+
Senior Unsecured Debt	BBB+	Baa2	BBB
Commercial Paper	F-2	P-2	A-2
Preferred Trust Securities	BBB+	Baa2	BBB

CG&E
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated

PSI
Senior Secured Debt	A-	A3	A-
Senior Unsecured Debt	BBB+	Baa1	BBB
Junior Unsecured Debt	BBB	Baa2	BBB-
Preferred Stock	BBB	Baa3	BBB-
Commercial Paper	F-2	P-2	Not Rated

ULH&P
Senior Unsecured Debt	BBB+	Baa1	BBB

(1)   Fitch Ratings (Fitch)

(2)   Moody’s Investors Service (Moody’s)

(3)   Standard & Poor’s Ratings Services (S&P)

The highest investment grade credit rating for Fitch is AAA, Moody’s is Aaa1, and S&P is AAA.

The lowest investment grade credit rating for Fitch is BBB-, Moody’s is Baa3, and S&P is BBB-.

On May 10, 2005, S&P placed its ratings of Cinergy Corp. and its subsidiaries, on CreditWatch with negative implications.  This action was in response to the announcement of the pending merger of Duke and Cinergy and the uncertainty around the final details of the transaction.  Fitch has affirmed its existing ratings, noting that it anticipates the combined entity to achieve a credit profile similar to that of Cinergy.  Moody’s has also affirmed its ratings, anticipating that no incremental debt will be issued as a result of the merger.  See “Pending Merger” for a further discussion of the transaction.

A security rating is not a recommendation to buy, sell, or hold securities.  These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Equity

As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock pursuant to certain stock purchase contracts that were issued as a component of combined securities in December 2001.  Net proceeds from the transaction of $316 million were used to reduce short-term debt.

Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the six months ended June 30, 2005, Cinergy issued 1.9 million shares under these plans.

In June 2005, Cinergy Corp. contributed $200 million in capital to PSI.  The capital contribution was used to repay short-term indebtedness and is consistent with supporting PSI’s current credit ratings.

MD&A - FUTURE EXPECTATIONS/TRENDS

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss developments in the electric and gas industry and other matters.  Each of these discussions will address the current status and potential future impact on our financial position or results of operations.

Electric Industry

Regulatory Outlook

Ohio

The pending merger agreement between Duke and Cinergy provides that both Duke and Cinergy will use their reasonable best efforts to transfer five generating stations located in the Midwest from Duke to CG&E.  This transfer will require regulatory approval by the FERC and there can be no guarantee that such approval will be obtained or will be obtained on terms or with conditions acceptable to Duke, Cinergy, and Duke Energy Holding.  Duke intends to effectuate the transfer as an equity infusion into CG&E at book value.  In conjunction with the transfer, Duke and CG&E intend to enter into a financial arrangement to eliminate any potential cash shortfalls that may result from owning and operating the assets.  At this time, we cannot predict the outcome of this matter.

Kentucky

The KPSC and the FERC have approved ULH&P’s planned acquisition of CG&E’s approximately 69 percent ownership interest in the East Bend Station, located in Boone County, Kentucky, the Woodsdale Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station located in Hamilton County, Ohio, and associated transactions.  ULH&P is currently seeking approval of the transaction in a proceeding before the Securities and Exchange Commission (SEC), wherein the Ohio Consumers’ Counsel has intervened in opposition.  The transfer, which will be at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through December 31, 2006.  Assuming receipt of SEC approval, we would anticipate the transfer to take place in the third quarter of 2005.

Indiana

On May 6, 2005, we signed a definitive agreement with subsidiaries of Allegheny Energy, Inc. whereby, subject to the terms and upon satisfaction of the conditions to closing provided in the purchase agreement, PSI and/or CG&E had the right to acquire the 512-megawatt Wheatland generating facility for approximately $100 million.  The Wheatland facility, located in Knox County, Indiana, has four natural gas-fired simple cycle combustion turbines and is directly connected to the Cinergy transmission system.  In June and August 2005, respectively, the FERC and IURC approved the acquisition and the Department of Justice and Federal Trade Commission completed their review of the transaction pursuant to the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act.  We have determined that PSI will acquire 100% of the Wheatland facility.  Its output will be used to bolster the reserve margins on the PSI system.  Cinergy expects to close the acquisition in August 2005.

FERC and Midwest ISO

Midwest ISO Energy Markets

The Midwest ISO is a regional transmission organization established in 1998 as a non-profit organization which maintains functional control over the combined transmission systems of its members, including Cinergy.  In March 2004, the Midwest ISO filed with the FERC proposed changes to its existing transmission tariff to add terms and conditions to implement a centralized economic dispatch platform supported by a Day-Ahead and Real-Time Energy Market design, including Locational Marginal Pricing (LMP) and Financial Transmission Rights (FTRs)

(Energy Markets Tariff).  The FERC has issued orders that, among other things, conditionally approve the start-up of the Energy Markets Tariff which occurred April 1, 2005.  The FERC issued orders in response to requests for rehearing on certain matters in the FERC’s original orders.  Cinergyhas appealed the FERC orders to a federal appeals court.

Specifically, the Energy Markets Tariff manages system reliability through the use of a market-based congestion management system and includes a centralized dispatch platform, the intent of which is to dispatch the most economic resources to meet load requirements reliably and efficiently in the Midwest ISO region, which covers a large portion of 15 Midwestern states and one Canadian province.  The Energy Markets Tariff uses LMP (i.e., the energy price for the next MW may vary throughout the Midwest ISO market based on transmission congestion and energy losses), and the allocation or auction of FTRs, which are instruments that hedge against congestion costs occurring in the Day-Ahead market.  The Energy Markets Tariff also includes market monitoring and mitigation measures as well as a resource adequacy proposal, that proposes both an interim solution for participants providing and having access to adequate generation resources and a proposal to develop a long-term solution to resource adequacy concerns.  The Midwest ISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market and also performs the real-time resource dispatch for resources under its control on a five minute basis.  The Cinergy utility operating companies will seek to recover costs that they incur related to the Energy Markets Tariff.  We have been operating under the Energy Markets Tariff since April 2005.  We continue to work with the Midwest ISO to monitor the implementation of the new market and at this time we do not believe it will have a material impact on our results of operations or financial position.

Global Climate Change

Presently, GHG emissions, which principally consist of CO2, are not regulated, and while several legislative proposals have been introduced in Congress to reduce utility GHG emissions, none have been passed.  Nevertheless, we anticipate a mandatory program to reduce GHG emissions will exist in the future.  We expect that any regulation of GHGs will impose costs on Cinergy.  Depending on the details, any GHG regulation could mean:

•                  Increased capital expenditures associated with investments to improve plant efficiency or install CO2 emission reduction technology (to the extent that such technology exists) or construction of alternatives to coal generation;

•                  Increased operation and maintenance expense;

•                  Our older, more expensive generating stations may operate fewer hours each year because the addition of CO2 costs could cause their generation to be less economic; and

•                  Increased expenses associated with the purchase of CO2 emission allowances, should such an emission allowances market be created.

We would plan to seek recovery of the costs associated with a GHG program in rate regulated states where cost recovery is permitted.

In September 2003, Cinergy announced a voluntary GHG management commitment to reduce its GHG emissions during the period from 2010 through 2012 by five percent below our 2000 level, maintaining those levels through 2012.  Cinergy expects to spend $21 million between 2004 and 2010 on projects to reduce or offset its GHG emissions.  Cinergy is committed to supporting the President’s voluntary initiative, addressing shareholder interest in the issue, and building internal expertise in GHG management and GHG markets.  Our voluntary commitment includes the following:

•                  Measuring and inventorying company-related sources of GHG emissions;

•                  Identifying and pursuing cost-effective GHG emission reduction and offsetting activities;

•                  Funding research of more efficient and alternative electric generating technologies;

•                  Funding research to better understand the causes and consequences of climate change;

•                  Encouraging a global discussion of the issues and how best to manage them; and

•                  Participating in discussions to help shape the policy debate.

Cinergy is also studying the feasibility of constructing a commercial integrated coal gasification combined cycle (IGCC) generating station.  The IGCC plant would be expected to run more efficiently than traditionally constructed coal-fired generation and would thus contribute fewer CO2 tons per megawatt of electricity produced.

Other Matters

Synthetic Fuel Production

Cinergy produces from two facilities synthetic fuel that qualifies for tax credits (through 2007) in accordance with Section 29 of the Internal Revenue Code (IRC) if certain requirements are satisfied.

Cinergy’s sale of synthetic fuel has generated $271 million in tax credits through June 30, 2005.  The Internal Revenue Service (IRS) is currently auditing Cinergy for the 2002 and 2003 tax years and has recently challenged certain other taxpayers’ Section 29 tax credits.  While we cannot predict whether the IRS will challenge our Section 29 tax credits, we expect the IRS will evaluate the various key requirements for claiming our Section 29 credits related to synthetic fuel.  If the IRS challenges our Section 29 tax credits related to synthetic fuel, and such challenges were successful, this could result in the disallowance of up to all $271 million in previously claimed Section 29 tax credits for synthetic fuel produced by the applicable Cinergy facilities and a loss of our ability to claim future Section 29 tax credits for synthetic fuel produced by such facilities.  We believe that we operate in conformity with all the necessary requirements to be allowed such tax credits under Section 29.   Upon consummation of the pending merger of Duke and Cinergy, the synthetic fuel produced by one of Cinergy’s facilities pursuant to the existing commercial arrangement would cease to qualify for the Section 29 credit.  Cinergy is evaluating a transaction for the disposition of a portion of the affected facility that Cinergy believes would enable the fuel produced by the facility to continue to qualify for credit under IRC Section 29. In the event a suitable transaction is not achieved, Cinergy anticipates that its production of synthetic fuel at the affected facility would be suspended upon consummation of the pending merger with Duke.

Section 29 also provides for a phase-out of the credit based on the average price of crude oil during a calendar year.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  Based on current crude oil prices, we do not currently expect a material negative impact on our ability to recognize the projected benefit of Section 29 tax credits in 2005.

Ohio Taxes

The Ohio legislature has approved sweeping changes to Ohio’s tax law which will phase out the Ohio corporate franchise tax over five years. The franchise tax will be replaced by a  “Commercial Activity Tax”, a tax imposed on gross receipts.  We do not expect the tax law changes to have a material impact on our cash flows.  The phase-out of the Ohio franchise tax resulted in the elimination of state income tax deferrals under GAAP thus reducing the effective income tax rate for the current quarter.  However, we do not expect these changes to have a material impact on our results of operations or financial position going forward over the remainder of the phase-out period.

MD&A - MARKET RISK SENSITIVE INSTRUMENTS

MARKET RISK SENSITIVE INSTRUMENTS

Energy Commodities Sensitivity

The transactions associated with Commercial’s energy marketing and trading activities and substantial investment in generation assets give rise to various risks, including price risk.  Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities.  As Commercial continues to develop its energy marketing and trading business, its exposure to movements in the price of electricity and other energy commodities may become greater.  As a result, we may be subject to increased future earnings volatility.

As discussed in the 2004 10-K, Commercial’s energy marketing and trading activities principally consist of Marketing & Trading’s natural gas marketing and trading operations and CG&E’s power marketing and trading operations.

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities for Cinergy and CG&E for the six months ended June 30, 2005 and 2004 are presented in the table below.

	Change in Fair Value
	June 30, 2005		June 30, 2004
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Fair value of contracts outstanding at the beginning of the year	$82	$36	$41	$20

Changes in fair value attributable to changes in valuation techniques and assumptions(2)	(3)	(3)	—	—

Other changes in fair value(3)	(31)	5	103	49

Option premiums paid/(received)	14	11	(3)	2

Contracts settled	(74)	(39)	(76)	(28)

Fair value of contracts outstanding at end of period	$(12)	$10	$65	$43

(1)          The results of Cinergy also include amounts related to non-registrants.

(2)          Represents changes in fair value recognized in income, caused by changes in assumptions used in calculating fair value or changes in modeling techniques.

(3)          Represents changes in fair value recognized in income, primarily attributable to fluctuations in price. This amount includes both realized and unrealized gains on energy trading contracts.

The following are the balances at June 30, 2005 and 2004 of our energy risk management assets and liabilities:

	June 30, 2005		June 30, 2004
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Energy risk management assets - current	$352	$228	$425	$156
Energy risk management assets - non-current	307	135	138	58

Energy risk management liabilities - current	371	219	384	134
Energy risk management liabilities - non-current	300	134	114	37

	$(12)	$10	$65	$43

(1)           The results of Cinergy also include amounts related to non-registrants.

The following table presents the expected maturity of the energy risk management assets and liabilities as of June 30, 2005 for Cinergy and CG&E:

	Fair Value of Contracts at June 30, 2005
	Maturing
	Within 12	12-36	36-60		Total
Source of Fair Value(1)	months	months	months	Thereafter	Fair Value
	(in millions)
Cinergy(2)
Prices actively quoted	$(27)	$4	$—	$—	$(23)

Prices based on models and other valuation methods(3)	9	(2)	5	(1)	11

Total	$(18)	$2	$5	$(1)	$(12)

CG&E
Prices actively quoted	$6	$(1)	$—	$—	$5

Prices based on models and other valuation methods(3)	2	(3)	4	2	5

Total	$8	$(4)	$4	$2	$10

(1)   While liquidity varies by trading regions, active quotes are generally available for two years for standard electricity transactions and three years for standard gas transactions.  Non-standard transactions are classified based on the extent, if any, of modeling used in determining fair value.  Long-term transactions can have portions in both categories depending on the length.

(2)   The results of Cinergy also include amounts related to non-registrants.

(3)   A substantial portion of these amounts include option values.

Generation Portfolio Risks

Cinergy optimizes the value of its non-regulated portfolio.  The portfolio includes generation assets (power and capacity), fuel, and emission allowances and we manage all of these components as a portfolio.  We use models that forecast future generation output, fuel requirements, and emission allowance requirements based on forward power, fuel and emission allowance markets.  The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio.  With the issuance of Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149), most forward power transactions from management of the portfolio are accounted for at fair value. The other component pieces of the portfolio are typically not subject to Statement 149 and are accounted for using the accrual method, where changes in fair value are not recognized.  As a result, we are subject to earnings volatility via MTM gains or losses from changes in the value of the contracts accounted for using fair value.  A hypothetical $1.00 per MWh increase or decrease consistently applied to all forward power prices would have resulted in an increase or decrease in fair value of these contracts of approximately $5.2 million as of June 30, 2005.  See “2005 Quarterly Results of Operations” and “2005 Year to Date Results of Operations” for further discussion of the impact on current quarter and year to date results.

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Cinergy analyzes net credit exposure and establishes credit reserves based on the counterparties’ credit rating, payment history, and length of the outstanding obligation.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

The following tables provide information regarding Cinergy’s and CG&E’s exposure on energy trading contracts as of June 30, 2005.  The tables include accounts receivable and energy risk management assets, which are net of accounts payable and energy risk management liabilities with the same counterparties when we have the right of offset.  The credit collateral shown in the following tables includes cash and letters of credit.

Cinergy(1)

					Number of
					Counterparties	Net Exposure of
	Total Exposure			Percentage of	Greater than 10% of	Counterparties Greater than
Rating	Before Credit Collateral	Credit Collateral	Net Exposure	Total Net Exposure	Total Net Exposure	10% of Total Net Exposure(4)
	(in millions)

Investment Grade(2)	$713	$126	$587	83%	—	$—
Internally Rated-Investment Grade(3)	127	42	85	12	—	—
Non-Investment Grade	44	30	14	2	—	—
Internally Rated-Non-Investment Grade	49	30	19	3	—	—

Total	$933	$228	$705	100%	—	$—

(1)          Includes amounts related to non-registrants.

(2)          Includes counterparties rated Investment Grade or the counterparties’ obligations are guaranteed or secured by an Investment Grade entity.

(3)          Counterparties include a variety of entities, including investor-owned utilities, privately held companies, cities and municipalities.  Cinergy assigns internal credit ratings to all counterparties within our credit risk portfolio, applying fundamental analytical tools.  Included in this analysis is a review of (but not limited to) counterparty financial statements with consideration given to off-balance sheet obligations and assets, specific business environment, access to capital, and indicators from debt and equity capital markets.

(4)          Exposures, positive or negative, with counterparties that are related to one another are not aggregated when no right of offset exists and as a result, credit is extended and evaluated on a separate basis.

CG&E

					Number of
					Counterparties	Net Exposure of
	Total Exposure			Percentage of	Greater than 10% of	Counterparties Greater than
Rating	Before Credit Collateral	Credit Collateral	Net Exposure	Total Net Exposure	Total Net Exposure	10% of Total Net Exposure(3)
	(in millions)

Investment Grade(1)	$223	$73	$150	79%	2	$48
Internally Rated-Investment Grade(2)	30	—	30	16	—	—
Non-Investment Grade	12	9	3	2	—	—
Internally Rated-Non-Investment Grade	18	12	6	3	—	—

Total	$283	$94	$189	100%	2	$48

(1)          Includes counterparties rated Investment Grade or the counterparties’ obligations are guaranteed or secured by an Investment Grade entity.

(2)          Counterparties include various cities and municipalities.

(3)          Exposures, positive or negative, with counterparties that are related to one another are not aggregated when no right of offset exists and as a result, credit is extended and evaluated on a separate basis.

MD&A - ACCOUNTING MATTERS

ACCOUNTING MATTERS

Critical Accounting Estimates

Preparation of financial statements and related disclosures in compliance with GAAP requires the use of assumptions and estimates regarding future events, including the likelihood of success of particular investments or initiatives, estimates of future prices or rates, legal and regulatory challenges, and anticipated recovery of costs.  Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions.  We consider an accounting estimate to be critical if:  1) the accounting estimate requires us to make assumptions about matters that were reasonably uncertain at the time the accounting estimate was made, and 2) changes in the estimate are reasonably likely to occur from period to period.

Cinergy’s 2004 10-K includes a discussion of accounting policies that are critical to the presentation of Cinergy’s financial position and results of operations.  These include:

•                  Fair Value Accounting for Energy Marketing and Trading;

•                  Regulatory Accounting;

•                  Income Taxes;

•                  Contingencies;

•                  Impairment of Long-Lived Assets; and

•                  Impairment of Unconsolidated Investments.

Accounting Changes

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (Interpretation 47), an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143).  Statement 143 requires recognition of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  Interpretation 47 clarifies that a conditional asset retirement obligation (which occurs when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity) is a legal obligation within the scope of Statement 143.  As such, the fair value of a conditional asset retirement obligation must be recognized as a liability when incurred if the liability’s fair value can be reasonably estimated.  Interpretation 47 also clarifies when sufficient information exists to reasonably estimate the fair value of an asset retirement obligation.

Cinergy will adopt Interpretation 47 on December 31, 2005.  Upon adoption of Interpretation 47 Cinergy will recognize the impact, if any, of additional liabilities for conditional asset retirement obligations as a cumulative effect of a change in accounting principle.  We have begun evaluating the impact of adopting this new interpretation and are currently unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operations.

Share-Based Payment

In December 2004, the FASB issued a replacement of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R).  This standard will require, among other things, accounting for all stock-based compensation arrangements under the fair value method.

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of Statement 123R on stock options within our stock-based compensation plans is not expected to be material.  Statement 123R contains certain provisions that will modify the accounting for various stock-based compensation plans other than stock options.  We are in the process of evaluating the impact of this new standard on these plans.  Cinergy will adopt Statement 123R on January 1, 2006.

Income Taxes

In October 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA.  Based on our analysis, we do not believe that repatriation pursuant to this provision will have a material impact on our financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is provided in, and incorporated by reference from, the “Market Risk Sensitive Instruments” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005.

On April 1, 2005, the Midwest Independent Transmission System Operation, Inc. (Midwest ISO), as ordered by the Federal Energy Regulatory Commission, implemented the Day-Ahead and Real-time Energy Markets design including Locational Marginal Pricing and Financial Transmission Rights (Energy Markets Tariff).  As a result, Cinergy acquired and implemented changes to software systems and processes to facilitate implementation of the Midwest ISO Energy Markets Tariff, which included software designed to communicate commercial bids and offers with the Midwest ISO on an hourly basis and which is connected to Cinergy’s market transaction system.  The information communicated between the Midwest ISO and Cinergy is utilized by the Midwest ISO to produce and reconcile daily settlement statements submitted to Cinergy.  Cinergy also modified other systems and processes to accommodate changes emanating from the Energy Markets Tariff implementation.

Effective April 1, 2005, Cinergy transitioned to a new finance and accounting system which contains new processes and tools that are designed to create more efficiency in gathering and reporting Cinergy financial data, provide greater transparency of financial data for reporting and compliance, and improve the consistency of how data is reported, thus aiding financial analysis and decision-making.

PART II. OTHER INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, The Cincinnati Gas & Electric Company (CG&E), and PSI Energy, Inc. (PSI) alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana State Implementation Plan (SIP) permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the Environmental Protection Agency (EPA) and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station.  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  The case is currently in discovery and is set for trial by jury commencing in February 2006.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.  Neither party appealed that decision.  This matter was heard in trial in July 2005.  A decision is expected by the end of 2005.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station.

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to vigorously defend against these allegations.

CARBON DIOXIDE (CO2) LAWSUIT

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  Cinergy intends to defend these lawsuits vigorously in court and filed motions to dismiss with the other defendants in September 2004.  We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

SELECTIVE CATALYTIC REDUCTION UNITS (SCR) AT GIBSON STATION

In May 2004, SCRs and other pollution control equipment became operational at Units 4 and 5 of PSI’s Gibson Station in accordance with compliance deadlines under the nitrogen oxide SIP Call.  In June and July 2004, Gibson Station temporarily shut down the equipment on these units due to a concern that portions of the plume from those units’ stacks appeared to break apart and descend to ground level, at certain times, under certain weather conditions.  As a result, and, working with the City of Mt. Carmel, Illinois, Illinois EPA, Indiana Department of Environmental Management (IDEM), EPA, and the State of Illinois, we developed a protocol regarding the use of the SCRs while we explored alternatives to address this issue.  After the protocol was finalized, the Illinois Attorney General brought an action in Wabash County Circuit Court against PSI seeking a preliminary injunction to enforce the protocol.  In August 2004, the court granted that preliminary injunction.  PSI is appealing that decision to the Fifth District Appellate Court, but we cannot predict the ultimate outcome of that appeal or of the underlying action by the Illinois Attorney General.

In April 2005, we completed the installation of a permanent control system to address this issue.  The new control system will support all five Gibson generating units.  We will seek recovery of any related capital as well as increased emission allowance expenditures through the regulatory process.  We do not believe costs related to resolving this matter will have a material impact on our financial position or results of operations.

ZIMMER STATION LAWSUIT

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance.  CG&E filed a motion to dismiss the lawsuit on primarily procedural grounds and we intend to defend against these claims vigorously.  The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations.

MANUFACTURED GAS PLANT (MGP) SITES

Coal tar residues, related hydrocarbons, and various metals have been found in at least 22 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC).  The 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  The IDEM oversees investigation and cleanup of all of these sites.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  PSI settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial.  With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005.  PSI has appealed this decision.  At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeal.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated.  We will continue to investigate and remediate the sites as outlined in the voluntary remediation plan.  As additional facts become known and investigation is completed, we will assess whether the likelihood of incurring additional costs becomes probable.  Until all investigation and remediation is complete, we are unable to determine the overall impact on our financial position or results of operations.

CG&E and ULH&P have performed site assessments on certain of their sites where we believe MGP activities have occurred at some point in the past and have found no imminent risk to the environment.  At the present time, CG&E and ULH&P cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

ASBESTOS CLAIMS LITIGATION

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 120 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI in the amount of approximately $500,000 on a negligence claim and a verdict for PSI on punitive damages.  PSI appealed this decision up to the Indiana Supreme Court.  In July 2005, the Indiana Supreme Court upheld the jury’s verdict.  In addition, PSI has settled a number of other lawsuits for amounts, which neither individually nor in the aggregate, are material to PSI’s financial position or results of operations.  We are currently evaluating the effect of the Indiana Supreme Court’s ruling on our existing docket of cases.

At this time, CG&E and PSI are not able to predict the ultimate outcome of these lawsuits or the impact on CG&E’s and PSI’s financial position or results of operations.

MERGER LAWSUIT

In May, a purported shareholder class action was filed in the Court of Common Pleas in Hamilton County, Ohio against Cinergy and each of the members of the Board of Directors. The lawsuit alleges that the defendants breached their duties of due care and loyalty to shareholders by agreeing to the merger agreement between Duke and Cinergy and is seeking to either enjoin or amend the terms of the merger.  Cinergy and the individual defendants filed a motion to dismiss this lawsuit in July.  We believe this lawsuit is without merit and Cinergy intends to defend this lawsuit vigorously in court.  We are unable to predict whether resolution of this matter will impact our pending merger.

DUNAVAN WASTE SUPERFUND SITE

In July 2005, PSI received notice from the EPA that it has been identified as a de minimus potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the Dunavan Waste Oil Site in Oakwood, Vermilion County, Illinois.  At this time, PSI does not have any further information regarding the scope of potential liability associated with this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The number of shares (or units) provided in the table below represent shares exchanged in connection with employee option exercises and shares purchased by the plan trustee on behalf of the 401(k) Excess Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30	—	$—	—	—
May 1 – May 31	49,118	$41.59	—	—
June 1 – June 30	5,721	$44.16	—	—

ITEM 6.  EXHIBITS

The documents listed below are being furnished or filed on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P).  Exhibits not identified as previously furnished or filed are furnished or filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

Additional Exhibits

2-a	Cinergy Corp.	Agreement and Plan of Merger by and among Duke Energy Corporation, Cinergy Corp., Deer Holding Corp., Deer Acquisition Corp. and Cougar Acquisition Corp., dated May 8, 2005	Cinergy Corp. Form 8-K, filed May 10, 2005

2-b	Cinergy Corp.	Amendment No. 1 to the Agreement and Plan of Merger

10-ffff	Cinergy Corp.	Retirement and Consulting Agreement and Waiver and Release Agreement, dated May 5, 2005, between Cinergy Corp. and William J. Grealis	Cinergy Corp. March 31, 2005 Form 10-Q

10-gggg	Cinergy Corp.	Employment Agreement Term Sheet, James E. Rogers, dated May 8, 2005, by Duke Energy Corporation, Cinergy Corp., Deer Holding Corp., and James E. Rogers	Cinergy Corp. Form 8-K, filed May 10, 2005

10-hhhh	Cinergy Corp.	Form of Amendment to Employment Agreement	Cinergy Corp. Form 8-K, filed May 10, 2005

10-iiiii	Cinergy Corp.	Separation Agreement and Waiver and Release Agreement, dated July 8, 2005, between Cinergy Services, Inc. and R. Foster Duncan	Cinergy Corp. Form 8-K, filed July 8, 2005

10-jjjj	Cinergy Corp.	Amendment to Employment Agreement, effective May 24, 2005, between Cinergy Services, Inc. and Michael J. Cyrus	Cinergy Corp. Form 8-K, filed July 8, 2005

10-kkkk	CG&E PSI

Asset Purchase Agreement by and among PSI Energy, Inc. and The Cincinnati Gas & Electric Company and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005

Certificates

31-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Cinergy Corp. CG&E PSI ULH&P	Certification by James L. Turner pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Cinergy Corp. CG&E PSI ULH&P	Certification by James L. Turner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINERGY CORP.

THE CINCINNATI GAS & ELECTRIC COMPANY

PSI ENERGY, INC.

THE UNION LIGHT, HEAT AND POWER COMPANY

Registrants

Date: August 4, 2005	/s/	Lynn J. Good
Lynn J. Good
(duly authorized officer
and
principal accounting officer)