Form 10-Q
period 2005-09-30
CINERGY CORP; UNION LIGHT HEAT & POWER CO; PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO
filed 2005-11-04
CIK 899652, 100858, 81020, 20290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

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

As of October 31, 2005, shares of common stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	199,435,602

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item Number
PART I. FINANCIAL INFORMATION

1	Financial Statements
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

PSI Energy, Inc. and Subsidiary Company
Condensed Consolidated Statements of Income and Comprehensive Income
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows

The Union Light, Heat and Power Company
Condensed Statements of Income and Comprehensive Income
Condensed Balance Sheets
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

Signatures

CINERGY CORP.

AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended		Year to Date
	September 30		September 30
	2005	2004	2005	2004
	(in thousands, except per share amounts)
	(unaudited)
Operating Revenues
Electric	$1,134,494	$952,406	$2,975,129	$2,681,078
Gas	84,073	65,298	476,767	524,226
Other	146,712	110,879	371,895	265,674
Total Operating Revenues	1,365,279	1,128,583	3,823,791	3,470,978

Operating Expenses
Fuel, emission allowances, and purchased power	459,964	341,218	1,077,641	933,864
Gas purchased	30,446	19,792	295,135	290,728
Costs of fuel resold	118,619	86,917	297,469	203,441
Operation and maintenance	342,221	325,787	1,025,131	968,981
Depreciation	129,597	114,668	386,537	333,856
Taxes other than income taxes	65,101	57,001	209,115	204,320
Total Operating Expenses	1,145,948	945,383	3,291,028	2,935,190

Operating Income	219,331	183,200	532,763	535,788

Equity in Earnings of Unconsolidated Subsidiaries	6,795	8,016	25,206	18,095
Miscellaneous Income (Expense) – Net	17,012	(944)	33,886	(11,419)
Interest Expense	76,932	71,775	209,644	209,446
Preferred Dividend Requirements of Subsidiaries	603	858	2,319	2,574

Income Before Taxes	165,603	117,639	379,892	330,444

Income Taxes	33,666	24,716	79,891	76,002

Net Income	$131,937	$92,923	$300,001	$254,442

Average Common Shares Outstanding – Basic	199,069	180,881	197,741	180,129

Earnings Per Common Share – Basic (Note 11)	$0.67	$0.51	$1.52	$1.41

Average Common Shares Outstanding – Diluted	200,167	183,478	198,777	182,564

Earnings Per Common Share – Diluted (Note 11)	$0.66	$0.50	$1.51	$1.39

Cash Dividends Declared Per Common Share (Note 2)	$0.96	$0.47	$1.92	$1.41

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$165,831	$164,541
Notes receivable, current	81,622	214,513
Accounts receivable less accumulated provision for doubtful accounts of $4,489 at September 30, 2005, and $5,514 at December 31, 2004	1,482,068	1,061,140
Fuel, emission allowances, and supplies	607,925	444,750
Energy risk management current assets	1,260,255	381,146
Prepayments and other	567,113	174,624
Total Current Assets	4,164,814	2,440,714

Property, Plant, and Equipment – at Cost
Utility plant in service	10,642,931	10,076,468
Construction work in progress	398,130	333,687
Total Utility Plant	11,041,061	10,410,155
Non-regulated property, plant, and equipment	4,853,947	4,700,009
Accumulated depreciation	5,447,931	5,180,699
Net Property, Plant, and Equipment	10,447,077	9,929,465

Other Assets
Regulatory assets	1,021,277	1,030,333
Investments in unconsolidated subsidiaries	486,795	513,675
Energy risk management non-current assets	397,471	138,787
Notes receivable, non-current	177,127	193,857
Other investments	128,581	125,367
Restricted funds held in trust	277,400	358,006
Goodwill and other intangible assets	152,342	132,752
Other	213,323	119,361
Total Other Assets	2,854,316	2,612,138

Total Assets	$17,466,207	$14,982,317

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,142,077	$1,348,576
Accrued taxes	266,459	216,804
Accrued interest	69,504	54,473
Notes payable and other short-term obligations (Note 5)	1,198,670	958,910
Long-term debt due within one year	349,012	219,967
Energy risk management current liabilities	1,419,332	310,741
Other	141,448	171,188
Total Current Liabilities	5,586,502	3,280,659

Non-Current Liabilities
Long-term debt	4,022,076	4,227,741
Deferred income taxes	1,445,371	1,597,120
Unamortized investment tax credits	93,070	99,723
Accrued pension and other postretirement benefit costs	652,409	688,277
Regulatory liabilities	578,520	557,419
Energy risk management non-current liabilities	420,326	127,340
Other	195,230	225,298
Total Non-Current Liabilities	7,407,002	7,522,918

Commitments and Contingencies

Total Liabilities	12,993,504	10,803,577

Cumulative Preferred Stock of Subsidiaries
Not subject to mandatory redemption	31,743	62,818

Common Stock Equity
Common stock - $.01 par value; authorized shares – 600,000,000; issued shares – 199,280,386 at September 30, 2005, and 187,653,506 at December 31, 2004; outstanding shares – 199,139,968 at September 30, 2005, and 187,524,229 at December 31, 2004	1,993	1,877
Paid-in capital	2,969,103	2,559,715
Retained earnings	1,534,752	1,613,340
Treasury shares at cost – 140,418 shares at September 30, 2005, and 129,277 shares at December 31, 2004	(4,776)	(4,336)
Accumulated other comprehensive loss	(60,112)	(54,674)
Total Common Stock Equity	4,440,960	4,115,922

Total Liabilities and Shareholders’ Equity	$17,466,207	$14,982,317

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

					Accumulated	Total
					Other	Common
	Common	Paid-in	Retained	Treasury	Comprehensive	Stock
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands, except per share amounts)
	(unaudited)

Quarter Ended September 30, 2005

Balance at July 1, 2005 (198,528,683 shares)	$1,987	$2,941,747	$1,594,053	$(4,766)	$(67,634)	$4,465,387
Comprehensive income:
Net income			131,937			131,937
Other comprehensive income (loss), net of tax effect of $(6,194)
Foreign currency translation adjustment					(285)	(285)
Unrealized gain on investment trusts					1,104	1,104
Minimum pension liability adjustment					(571)	(571)
Cash flow hedges					7,274	7,274
Total comprehensive income						139,459

Issuance of common stock – net (611,574 shares)	6	25,861				25,867
Treasury shares purchased (289 shares)				(10)		(10)
Dividends on common stock ($0.96 per share) (Note 2)			(191,120)			(191,120)
Other		1,495	(118)			1,377

Ending balance at September 30, 2005 (199,139,968 shares)	$1,993	$2,969,103	$1,534,752	$(4,776)	$(60,112)	$4,440,960

Quarter Ended September 30, 2004

Balance at July 1, 2004 (180,323,246 shares)	$1,804	$2,248,084	$1,543,883	$(3,966)	$(39,804)	$3,750,001
Comprehensive income:
Net income			92,923			92,923
Other comprehensive loss, net of tax effect of $(1,162)
Foreign currency translation adjustment					(741)	(741)
Unrealized loss on investment trusts					(662)	(662)
Cash flow hedges					(138)	(138)
Total comprehensive income						91,382

Issuance of common stock – net (675,273 shares)	7	20,989				20,996
Treasury shares purchased (2,963 shares)				(60)		(60)
Dividends on common stock ($0.47 per share)			(84,873)			(84,873)
Other		3,578	(85)			3,493

Ending balance at September 30, 2004 (180,995,556 shares)	$1,811	$2,272,651	$1,551,848	$(4,026)	$(41,345)	$3,780,939

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Continued)

					Accumulated	Total
					Other	Common
	Common	Paid-in	Retained	Treasury	Comprehensive	Stock
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(dollars in thousands, except per share amounts)
	(unaudited)

Year to Date September 30, 2005

Balance at January 1, 2005 (187,524,229 shares)	$1,877	$2,559,715	$1,613,340	$(4,336)	$(54,674)	$4,115,922
Comprehensive income:
Net income			300,001			300,001
Other comprehensive income (loss), net of tax effect of $441
Foreign currency translation adjustment					(13,392)	(13,392)
Unrealized gain on investment trusts					150	150
Minimum pension liability adjustment					(571)	(571)
Cash flow hedges					8,375	8,375
Total comprehensive income						294,563

Issuance of common stock – net (11,626,880 shares)	116	403,374				403,490
Treasury shares purchased (11,141 shares)				(440)		(440)
Dividends on common stock ($1.92 per share) (Note 2)			(378,196)			(378,196)
Other		6,014	(393)			5,621

Ending balance at September 30, 2005 (199,139,968 shares)	$1,993	$2,969,103	$1,534,752	$(4,776)	$(60,112)	$4,440,960

Year to Date September 30, 2004

Balance at January 1, 2004 (178,336,854 shares)	$1,784	$2,195,985	$1,551,003	$(3,255)	$(44,835)	$3,700,682
Comprehensive income:
Net income			254,442			254,442
Other comprehensive income (loss), net of tax effect of $(1,928)
Foreign currency translation adjustment					691	691
Unrealized gain on investment trusts					(166)	(166)
Cash flow hedges					2,965	2,965
Total comprehensive income						257,932

Issuance of common stock – net (2,683,696 shares)	27	67,200				67,227
Treasury shares purchased (24,994 shares)				(771)		(771)
Dividends on common stock ($1.41 per share)			(253,418)			(253,418)
Other		9,466	(179)			9,287

Ending balance at September 30, 2004 (180,995,556 shares)	$1,811	$2,272,651	$1,551,848	$(4,026)	$(41,345)	$3,780,939

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

CINERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date
	September 30
	2005	2004
	(dollars in thousands)
	(unaudited)
Cash Flows from Operations
Operating Activities
Net income	$300,001	$254,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	386,537	333,856
Loss on impairment or disposal of subsidiaries and investments, net	7,542	38,268
Change in net position of energy risk management activities	263,784	(35,463)
Deferred income taxes and investment tax credits – net	(16,249)	81,649
Equity in earnings of unconsolidated subsidiaries	(25,206)	(18,095)
Return on equity investments	25,081	—
Allowance for equity funds used during construction	(6,043)	(1,122)
Regulatory asset/liability deferrals	(145,233)	(39,115)
Regulatory assets amortization	102,603	74,176
Accrued pension and other postretirement benefit costs	(35,868)	(60,136)
Cost of removal	(17,499)	(13,037)
Changes in current assets and current liabilities:
Accounts and notes receivable	(290,569)	358,465
Fuel, emission allowances, and supplies	(262,408)	(78,502)
Prepayments	(381,515)	(70,124)
Accounts payable	698,363	(161,574)
Accrued taxes and interest	(13,630)	(88,347)
Other assets	(36,224)	(7,295)
Other liabilities	(56,363)	68,087

Net cash provided by operating activities	497,104	636,133

Financing Activities
Change in short-term debt	239,760	783,258
Issuance of long-term debt	54,183	—
Redemption of long-term debt	(144,799)	(824,411)
Retirement of preferred stock of subsidiaries	(31,075)	—
Issuance of common stock	403,490	67,227
Dividends on common stock	(282,541)	(253,418)

Net cash provided by (used in) financing activities	239,018	(227,344)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(777,382)	(473,354)
Proceeds from notes receivable	14,848	12,966
Withdrawal of restricted cash held in trust	104,473	14,861
Acquisitions and other investments	(107,147)	(9,734)
Proceeds from distributions by investments and sale of investments and subsidiaries	30,376	29,726

Net cash used in investing activities	(734,832)	(425,535)

Net increase (decrease) in cash and cash equivalents	1,290	(16,746)
Cash and cash equivalents at beginning of period	164,541	169,120
Cash and cash equivalents at end of period	$165,831	$152,374

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$204,893	$219,100
Income taxes	$81,259	$46,272

The accompanying notes as they relate to Cinergy Corp. are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended		Year to Date
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$547,990	$452,074	$1,472,211	$1,303,235
Gas	69,147	60,055	475,970	478,358
Other	61,481	41,668	174,257	83,390
Total Operating Revenues	678,618	553,797	2,122,438	1,864,983

Operating Expenses
Fuel, emission allowances, and purchased power	211,968	140,307	512,125	389,462
Gas purchased	31,264	19,721	295,135	290,656
Costs of fuel resold	47,310	28,953	137,528	66,327
Operation and maintenance	176,088	153,292	509,712	453,213
Depreciation	45,747	45,943	136,117	135,806
Taxes other than income taxes	51,573	45,316	163,448	158,816
Total Operating Expenses	563,950	433,532	1,754,065	1,494,280

Operating Income	114,668	120,265	368,373	370,703

Miscellaneous Income – Net	4,434	7,204	11,587	13,247
Interest Expense	26,830	24,083	73,632	68,934

Income Before Taxes	92,272	103,386	306,328	315,016

Income Taxes	29,588	39,313	105,354	118,179

Net Income	$62,684	$64,073	$200,974	$196,837

Preferred Dividend Requirement	211	211	634	634

Net Income Applicable to Common Stock	$62,473	$63,862	$200,340	$196,203

Net Income	$62,684	$64,073	$200,974	$196,837

Other Comprehensive Income (Loss), Net of Tax	1,772	(2)	3,501	2,881

Comprehensive Income	$64,456	$64,071	$204,475	$199,718

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$8,353	$4,154
Notes receivable from affiliated companies	32,748	121,559
Accounts receivable less accumulated provision for doubtful accounts	545,981	145,105
Accounts receivable from affiliated companies	81,982	30,916
Fuel, emission allowances, and supplies	222,571	199,769
Energy risk management current assets	669,897	148,866
Prepayments and other	263,541	54,650
Total Current Assets	1,825,073	705,019

Property, Plant, and Equipment – at Cost
Utility plant in service
Electric	2,305,398	2,249,352
Gas	1,236,671	1,179,764
Common	254,138	249,576
Total Utility Plant In Service	3,796,207	3,678,692
Construction work in progress	81,306	45,762
Total Utility Plant	3,877,513	3,724,454
Non-regulated property, plant, and equipment	3,792,749	3,660,226
Accumulated depreciation	2,799,014	2,694,708
Net Property, Plant, and Equipment	4,871,248	4,689,972

Other Assets
Regulatory assets	506,063	609,550
Energy risk management non-current assets	207,759	47,276
Restricted funds held in trust	72,094	93,671
Other	136,857	86,871
Total Other Assets	922,773	837,368

Total Assets	$7,619,094	$6,232,359

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$873,633	$332,316
Accounts payable to affiliated companies	119,164	85,127
Accrued taxes	292,459	149,010
Accrued interest	26,173	19,408
Notes payable and other short-term obligations (Note 5)	112,100	112,100
Notes payable to affiliated companies (Note 5)	204,519	180,116
Long-term debt due within one year	—	150,000
Energy risk management current liabilities	740,692	120,204
Other	33,191	33,712
Total Current Liabilities	2,401,931	1,181,993

Non-Current Liabilities
Long-term debt	1,594,617	1,443,668
Deferred income taxes	972,421	1,090,897
Unamortized investment tax credits	68,702	73,120
Accrued pension and other postretirement benefit costs	226,858	228,058
Regulatory liabilities	186,228	164,846
Energy risk management non-current liabilities	216,727	40,184
Other	58,870	70,395
Total Non-Current Liabilities	3,324,423	3,111,168

Commitments and Contingencies

Total Liabilities	5,726,354	4,293,161

Cumulative Preferred Stock
Not subject to mandatory redemption	20,485	20,485

Common Stock Equity
Common stock – $8.50 par value; authorized shares – 120,000,000; outstanding shares – 89,663,086 at September 30, 2005, and December 31, 2004	762,136	762,136
Paid-in capital	584,176	584,176
Retained earnings	560,274	610,232
Accumulated other comprehensive loss	(34,331)	(37,831)
Total Common Stock Equity	1,872,255	1,918,713

Total Liabilities and Shareholders’ Equity	$7,619,094	$6,232,359

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date
	September 30
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$200,974	$196,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136,117	135,806
Deferred income taxes and investment tax credits – net	(32,449)	47,546
Change in net position of energy risk management activities	115,518	(32,032)
Allowance for equity funds used during construction	(804)	(699)
Regulatory asset/liability deferrals	(1,342)	(11,469)
Regulatory assets amortization	69,501	41,688
Accrued pension and other postretirement benefit costs	(1,200)	(20,287)
Cost of removal	(4,969)	(5,490)
Changes in current assets and current liabilities:
Accounts and notes receivable	(363,131)	(20,238)
Fuel, emission allowances, and supplies	(76,742)	(49,786)
Prepayments	(208,887)	(36,751)
Accounts payable	494,516	11,201
Accrued taxes and interest	110,459	31,839
Other assets	586	(14,009)
Other liabilities	(2,083)	5,973

Net cash provided by operating activities	436,064	280,129

Financing Activities
Change in short-term debt, including net affiliate notes	24,403	196,383
Redemption of long-term debt	—	(110,000)
Dividends on preferred stock	(634)	(634)
Dividends on common stock	(169,459)	(168,509)

Net cash used in financing activities	(145,690)	(82,760)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(309,385)	(219,307)
Withdrawal of restricted funds held in trust	23,153	—
Other investments	57	15,321

Net cash used in investing activities	(286,175)	(203,986)

Net increase (decrease) in cash and cash equivalents	4,199	(6,617)

Cash and cash equivalents at beginning of period	4,154	15,842

Cash and cash equivalents at end of period	$8,353	$9,225

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$69,717	$65,629
Income taxes	$12,370	$16,646

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended		Year to Date
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$572,930	$480,089	$1,426,795	$1,310,812

Operating Expenses
Fuel, emission allowances, and purchased power	234,552	183,644	500,668	493,689
Operation and maintenance	113,006	118,914	356,045	350,467
Depreciation	65,860	54,675	199,155	158,565
Taxes other than income taxes	12,126	10,481	38,059	41,014
Total Operating Expenses	425,544	367,714	1,093,927	1,043,735

Operating Income	147,386	112,375	332,868	267,077

Miscellaneous Income – Net	5,481	2,213	15,973	5,777
Interest Expense	29,360	24,864	81,037	66,489

Income Before Taxes	123,507	89,724	267,804	206,365

Income Taxes	57,500	41,237	116,723	91,626

Net Income	$66,007	$48,487	$151,081	$114,739

Preferred Dividend Requirement	391	647	1,685	1,940

Net Income Applicable to Common Stock	$65,616	$47,840	$149,396	$112,799

Net Income	$66,007	$48,487	$151,081	$114,739

Other Comprehensive Income (Loss), Net of Tax	6,676	(614)	4,946	(248)

Comprehensive Income	$72,683	$47,873	$156,027	$114,491

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$30,540	$10,794
Restricted deposits	28,926	22,063
Notes receivable from affiliated companies	26,996	72,958
Accounts receivable less accumulated provision for doubtful accounts	90,499	31,177
Accounts receivable from affiliated companies	9,777	437
Fuel, emission allowances, and supplies	173,836	108,793
Prepayments and other	19,445	11,804
Total Current Assets	380,019	258,026

Property, Plant, and Equipment – at Cost
Utility plant in service	6,846,723	6,397,776
Construction work in progress	316,401	287,925
Total Utility Plant	7,163,124	6,685,701
Accumulated depreciation	2,415,964	2,284,932
Net Property, Plant, and Equipment	4,747,160	4,400,769

Other Assets
Regulatory assets	515,215	420,783
Other investments	74,604	73,396
Restricted funds held in trust	193,628	264,335
Other	84,667	32,587
Total Other Assets	868,114	791,101

Total Assets	$5,995,293	$5,449,896

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$126,725	$65,151
Accounts payable to affiliated companies	81,547	38,292
Accrued taxes	157,400	65,871
Accrued interest	30,912	27,532
Notes payable and other short-term obligations (Note 5)	135,500	135,500
Notes payable to affiliated companies (Note 5)	373,682	130,580
Long-term debt due within one year	326,166	50,000
Other	56,034	33,326
Total Current Liabilities	1,287,966	546,252

Non-Current Liabilities
Long-term debt	1,468,641	1,824,219
Deferred income taxes	622,950	638,061
Unamortized investment tax credits	24,368	26,603
Accrued pension and other postretirement benefit costs	206,449	209,992
Regulatory liabilities	392,292	392,573
Other	72,364	88,665
Total Non-Current Liabilities	2,787,064	3,180,113

Commitments and Contingencies

Total Liabilities	4,075,030	3,726,365

Cumulative Preferred Stock
Not subject to mandatory redemption	11,258	42,333

Common Stock Equity
Common stock – without par value; $.01 stated value; authorized shares – 60,000,000; outstanding shares – 53,913,701 at September 30, 2005, and December 31, 2004	539	539
Paid-in capital	826,019	626,019
Retained earnings	1,101,479	1,078,617
Accumulated other comprehensive loss	(19,032)	(23,977)
Total Common Stock Equity	1,909,005	1,681,198

Total Liabilities and Shareholders’ Equity	$5,995,293	$5,449,896

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

PSI ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year to Date
	September 30
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$151,081	$114,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199,155	158,565
Deferred income taxes and investment tax credits – net	13,225	48,045
Allowance for equity funds used during construction	(5,238)	(423)
Regulatory asset/liability deferrals	(143,891)	(27,646)
Regulatory assets amortization	33,102	32,488
Accrued pension and other postretirement benefit costs	(3,543)	(7,493)
Cost of removal	(12,530)	(7,547)
Changes in current assets and current liabilities:
Accounts and notes receivable	(22,700)	25,120
Fuel, emission allowances, and supplies	(110,059)	21,300
Prepayments	253	(820)
Accounts payable	89,716	(3,147)
Accrued taxes and interest	56,346	2,855
Other assets	(38,164)	2,856
Other liabilities	18,733	(7,228)

Net cash provided by operating activities	225,486	351,664

Financing Activities
Change in short-term debt, including net affiliate notes	243,102	(34,857)
Issuance of long-term debt	48,656	—
Redemption of long-term debt	(130,000)	—
Contribution from parent	200,000	—
Retirement of preferred stock	(31,075)	—
Dividends on preferred stock	(1,862)	(1,940)
Dividends on common stock	(111,245)	(84,709)

Net cash provided by (used in) financing activities	217,576	(121,506)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(397,655)	(217,413)
Withdrawal of restricted funds held in trust	74,800	14,861
Acquisitions and other investments	(100,461)	(2,063)

Net cash used in investing activities	(423,316)	(204,615)

Net increase in cash and cash equivalents	19,746	25,543

Cash and cash equivalents at beginning of period	10,794	6,565

Cash and cash equivalents at end of period	$30,540	$32,108

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$85,455	$74,245
Income taxes	$40,450	$28,302

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these condensed consolidated financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarter Ended		Year to Date
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Revenues
Electric	$71,994	$63,751	$183,002	$176,698
Gas	13,439	11,119	89,887	85,243
Total Operating Revenues	85,433	74,870	272,889	261,941

Operating Expenses
Electricity purchased from parent company for resale	49,028	45,461	128,464	124,768
Gas purchased	6,573	5,214	57,397	53,528
Operation and maintenance	16,978	14,893	50,182	42,448
Depreciation	5,260	4,992	15,547	14,944
Taxes other than income taxes	534	(567)	3,618	2,110
Total Operating Expenses	78,373	69,993	255,208	237,798

Operating Income	7,060	4,877	17,681	24,143

Miscellaneous Income – Net	656	294	2,219	1,035
Interest Expense	1,703	1,263	5,150	3,760

Income Before Taxes	6,013	3,908	14,750	21,418

Income Taxes	2,379	1,608	5,409	8,139

Net Income	$3,634	$2,300	$9,341	$13,279

Other Comprehensive Loss, Net of Tax	(17)	—	(17)	—

Comprehensive Income	$3,617	$2,300	$9,324	$13,279

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

	September 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$7,888	$4,197
Notes receivable from affiliated companies	4,800	20,675
Accounts receivable less accumulated provision for doubtful accounts	1,388	1,451
Accounts receivable from affiliated companies	537	5,671
Inventory and supplies	11,132	8,500
Prepayments and other	883	285
Total Current Assets	26,628	40,779

Property, Plant, and Equipment – at Cost
Utility plant in service
Electric	293,347	285,828
Gas	270,895	256,667
Common	42,071	42,176
Total Utility Plant In Service	606,313	584,671
Construction work in progress	14,275	6,070
Total Utility Plant	620,588	590,741
Accumulated depreciation	186,471	176,726
Net Property, Plant, and Equipment	434,117	414,015

Other Assets
Regulatory assets	6,786	10,070
Other	2,628	2,801
Total Other Assets	9,414	12,871

Total Assets	$470,159	$467,665

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED BALANCE SHEETS

	September 30	December 31
	2005	2004
	(dollars in thousands)
	(unaudited)

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Accounts payable	$5,441	$16,028
Accounts payable to affiliated companies	19,537	22,236
Accrued interest	1,644	1,370
Notes payable to affiliated companies (Note 5)	9,563	11,246
Other	10,094	7,009
Total Current Liabilities	46,279	57,889

Non-Current Liabilities
Long-term debt	94,392	94,340
Deferred income taxes	60,592	58,422
Unamortized investment tax credits	2,436	2,626
Accrued pension and other postretirement benefit costs	17,535	17,762
Regulatory liabilities	34,392	29,979
Other	12,696	14,136
Total Non-Current Liabilities	222,043	217,265

Commitments and Contingencies

Total Liabilities	268,322	275,154

Common Stock Equity
Common stock – $15.00 par value; authorized shares – 1,000,000; outstanding shares – 585,333 at September 30, 2005, and December 31, 2004	8,780	8,780
Paid-in capital	23,455	23,455
Retained earnings	170,904	161,562
Accumulated other comprehensive loss	(1,302)	(1,286)
Total Common Stock Equity	201,837	192,511

Total Liabilities and Shareholder’s Equity	$470,159	$467,665

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Year to Date
	September 30
	2005	2004
	(dollars in thousands)
	(unaudited)

Operating Activities
Net income	$9,341	$13,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,547	14,944
Deferred income taxes and investment tax credits – net	4,296	3,865
Allowance for equity funds used during construction	(445)	12
Regulatory asset/liability deferrals	944	2,851
Regulatory assets amortization	2,697	1,046
Accrued pension and other postretirement benefit costs	(227)	(2,124)
Cost of removal	(858)	(1,267)
Changes in current assets and current liabilities:
Accounts and notes receivable	21,072	17,364
Inventory and supplies	(2,632)	(2,853)
Prepayments	(598)	(148)
Accounts payable	(13,286)	(12,716)
Accrued taxes and interest	3,398	5,273
Other assets	596	409
Other liabilities	(2,221)	(1,178)

Net cash provided by operating activities	37,624	38,757

Financing Activities
Change in short-term debt, including net affiliate notes	(1,683)	(8,338)

Net cash used in financing activities	(1,683)	(8,338)

Investing Activities
Construction expenditures (less allowance for equity funds used during construction)	(32,250)	(24,619)

Net cash used in investing activities	(32,250)	(24,619)

Net increase in cash and cash equivalents	3,691	5,800

Cash and cash equivalents at beginning of period	4,197	1,899

Cash and cash equivalents at end of period	$7,888	$7,699

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest (net of amount capitalized)	$4,638	$3,814
Income taxes	$—	$4

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these condensed financial statements.

INDEX

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note
Number

1	Organization and Summary of Significant Accounting Policies

2	Common Stock

3	Cumulative Preferred Stock

4	Long-Term Debt

5	Notes Payable and Other Short-term Obligations

6	Energy Trading Credit Risk

7	Financial Instruments

8	Pension and Other Postretirement Benefits

9	Commitments and Contingencies

10	Financial Information by Business Segment

11	Earnings Per Common Share

12	Transfer and Acquisition of Generating Assets

13	Pending Merger

14	Subsequent Event

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

1.     Organization and Summary of Significant Accounting Policies

(a)                                  Pending Merger

On May 8, 2005, Cinergy Corp. entered into an agreement and plan of merger with Duke Energy Corporation (Duke), a North Carolina corporation, whereby Cinergy Corp. will be merged with Duke.  Under the merger agreement, each share of Cinergy Corp. common stock will be converted into 1.56 shares of common stock of the newly formed company, Duke Energy Holding Corp.

The merger agreement has been approved by both companies’ Boards of Directors.  Consummation of the merger is subject to customary conditions, including, among others, the approval of the shareholders of both companies and the approvals of various regulatory authorities.  See Note 13 for further information regarding the pending merger.

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

Unbilled revenues for Cinergy, CG&E, PSI, and ULH&P as of September 30, 2005 and 2004, were as follows:

	2005	2004
	(in millions)

Cinergy	$152	$137
CG&E and subsidiaries	80	68
PSI	72	69
ULH&P	13	12

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

(iii)       Other Operating Revenues

Cinergy and CG&E recognize revenue from coal origination, which represents marketing of physical coal.  These revenues are included in Other Operating Revenues on the Condensed Consolidated Statements of Income.  Other Operating Revenues for Cinergy also includes sales of synthetic fuel.

(d)                                  Derivatives

Cinergy designates derivatives as fair value hedges for certain volumes of our natural gas held in storage.  Under this accounting election, changes in the fair value of both the derivative as well as the hedged item (the specified gas held in storage) are included in Gas Operating Revenues in Cinergy’s Condensed Consolidated Statements of Income.  We assess the effectiveness of the derivatives in offsetting the change in fair value of the gas held in storage on a quarterly basis.  Selected information on Cinergy’s hedge accounting activities for the quarter and year to date ended September 30, 2005 and 2004 were as follows:

	Quarter		Year to Date
	2005	2004	2005	2004
	(in millions)

Portion of loss on hedging instruments determined to be ineffective	$(25)	$(3)	$(24)	$—
Portion of gain (loss) on hedging instruments related to changes in time value excluded from assessment of ineffectiveness	28	(6)	24	(8)

Total included in Gas Operating Revenues	$3	$(9)	$—	$(8)

(e)                                  Accounting Changes

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

Cinergy will adopt Interpretation 47 on December 31, 2005.  Upon adoption of Interpretation 47 Cinergy will recognize the impact, if any, of additional liabilities for conditional asset retirement obligations as a cumulative effect of a change in accounting principle.  We continue to evaluate the impact of adopting this new interpretation and are currently unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operations.

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

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of Statement 123R on stock options within our stock-based compensation plans is not expected to be material.  Statement 123R contains certain provisions that will modify the accounting for various types of stock-based compensation other than stock options.  We are in the process of evaluating the impact of this new standard on our plans.  Cinergy will adopt Statement 123R on January 1, 2006.

(iii)       Income Taxes

In October 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA.  Based on our analysis, repatriation pursuant to this provision will not have a material impact on our financial position or results of operations.

2.     Common Stock

As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock pursuant to certain stock purchase contracts that were issued as a component of combined securities in December 2001.  Net proceeds from the transaction of $316 million were used to reduce short-term debt.

Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the nine months ended September 30, 2005, Cinergy issued 2.5 million shares under these plans.

In June 2005, Cinergy Corp. contributed $200 million in capital to PSI.  The capital contribution was used to repay short-term indebtedness and is consistent with supporting PSI’s current credit ratings.

Cash dividends declared for the quarter ended September 30, 2005 include dividends of $0.48 per share which were declared by the board of directors on July 21 and dividends of $0.48 per share which were declared on September 30.

3.     Cumulative Preferred Stock

In August 2005, PSI redeemed all of its $31.075 million notional amount 6.875% Cumulative Preferred Stock.

4.              Long-Term Debt

In August 2005, PSI redeemed all of its $50 million 6.50% Synthetic Putable Yield Securities due August 1, 2026 through the exercise of call provisions within the securities.

In August 2005, PSI redeemed all of its $50 million principal amount Series ZZ First Mortgage secured 5 ¾% Series 1993B Environmental Revenue Refunding Bonds, due February 15, 2028.  PSI redeemed these bonds with the proceeds from the issuance by the Indiana Finance Authority of $50 million principal amount of its Environmental Revenue Refunding Bonds, Series 2005A, due July 1, 2035.  The bonds bear a fixed rate of interest through 2035 of 4.50 percent.

In September 2005, PSI redeemed all of its $30 million principal amount 7.125% Series AAA First Mortgage Bonds, due 2024.

In October 2005, PSI borrowed the proceeds from the Indiana Finance Authority’s issuance of $50 million principal amount of its Environmental Revenue Bonds, Series 2005C, due October 1, 2040.  The initial interest rate for Series 2005C Bonds was 2.75%. This rate will initially reset on December 2, 2005 and then every 35 days by auction thereafter.  Because the holders cannot tender the Series 2005C Bonds for purchase by the issuer while the Series 2005C Bonds are in the auction rate mode, these debt obligations are classified as Long-term debt.  PSI is using the proceeds from these borrowings to assist in the acquisition and construction of solid waste disposal facilities located at various generating stations in Indiana.

Also in October 2005, PSI issued $350 million principal amount of its 6.12% Debentures due October 15, 2035. Proceeds from this issuance were used for general corporate purposes and the repayment of outstanding short-term indebtedness.

5.              Notes Payable and Other Short-term Obligations

Cinergy Corp.’s short-term borrowings consist primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s revolving credit facility and commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies:

	September 30, 2005			December 31, 2004
			Weighted			Weighted
	Established		Average	Established		Average
	Lines	Outstanding	Rate	Lines	Outstanding	Rate
	(dollars in millions)

Cinergy
Cinergy Corp.
Revolving line(1)	$2,000	$—	—%	$2,000	$—	—%
Uncommitted lines	40	—	—	40	—	—
Commercial paper(2)		874	3.88		676	2.45

Utility operating companies
Uncommitted lines	75	—	—	75	—	—
Pollution control notes		248	3.20		248	2.43

Non-regulated subsidiaries
Revolving lines(3)	162	45	4.29	158	8	5.67
Short-term debt		7	9.39		2	4.50
Pollution control notes		25	3.10		25	2.30

Cinergy Total		$1,199	3.77%		$959	2.47%

CG&E and subsidiaries
Uncommitted lines	$15	$—	—%	$15	$—	—%
Pollution control notes		112	3.11		112	2.34
Money pool		205	3.87		180	2.38

CG&E Total		$317	3.60%		$292	2.36%

PSI
Uncommitted lines	$60	$—	—%	$60	$—	—%
Pollution control notes		136	3.28		136	2.49
Money pool		373	3.87		130	2.38

PSI Total		$509	3.71%		$266	2.44%

ULH&P
Money pool		$10	3.87%		$11	2.38%

ULH&P Total		$10	3.87%		$11	2.38%

(1)   Consists of a five-year facility which was entered into in September 2005, matures in September 2010, and contains $500 million sublimits each for CG&E and PSI, and a $65 million sublimit for ULH&P (which may be increased to $100 million upon the completion of its pending transaction with CG&E in which ULH&P will acquire interests in three of CG&E’s electric generating stations.  See Note 12(a) for further information regarding this transaction.)

(2)   Cinergy Corp.’s commercial paper program limit is $1.5 billion.  The commercial paper program is supported by Cinergy Corp.’s revolving line of credit.

(3)   Of the $162 million and $158 million, in 2005 and 2004, respectively, $150 million relates to a three-year senior revolving credit facility that Cinergy Canada, Inc. entered into in December 2004 that matures in December 2007.

Short-term Notes

In September 2005, Cinergy Corp., CG&E, PSI, and ULH&P entered into a five-year revolving credit facility with a termination date of  September 2010 which can be extended twice, each extension for an additional one-year period.  The new credit agreement replaces two existing credit agreements, one dated April 2004 and one dated December 2004.

The new credit agreement provides that the pending merger between Duke and Cinergy Corp. will not be considered a fundamental change or a “Change of Control” for purposes of the credit agreement.

For purposes of making borrowings the new credit agreement does not require certain environmental, litigation or material adverse change representations and warranties that were in the credit agreements it replaced.

At September 30, 2005, Cinergy Corp. had $898 million remaining unused and available capacity relating to its $2 billion revolving credit facility.  The revolving credit facility includes the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
		(in millions)

Five-year senior revolving	September 2010
Commercial paper support			$874
Letter of credit support			228
Total(1)		$2,000	1,102	$898

(1)   In September 2005, Cinergy Corp. successfully placed a $2 billion senior unsecured revolving credit facility which replaced the $1 billion five-year facility, set to expire in December 2009, and the $1 billion three-year facility, set to expire in April 2007.  CG&E and PSI each have $500 million borrowing sublimits on this facility, and ULH&P has a $65 million borrowing sublimit on this facility (which may be increased to $100 million upon the completion of its pending transaction with CG&E in which ULH&P will acquire interests in three of CG&E’s electric generating stations.  See Note 12(a) for further information regarding this transaction.)

In our credit facility, Cinergy Corp. has covenanted to maintain:

•                  a consolidated net worth of $2 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of CG&E’s $500 million sublimit under the $2 billion five-year credit facility, CG&E has covenanted to maintain:

•                  a consolidated net worth of $1 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of PSI’s $500 million sublimit under the $2 billion five-year credit facility, PSI has covenanted to maintain:

•                  a consolidated net worth of $900 million; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of ULH&P’s $65 million sublimit under the $2 billion five-year credit facility, ULH&P has covenanted to maintain:

•                  a consolidated net worth of $150 million, provided that in the event that the sublimit has been increased to $100 million the consolidated net worth would be $200 million; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

A breach of these covenants could result in the termination of the credit facility and the acceleration of the related indebtedness.  In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

•                  bankruptcy;

•                  defaults in the payment of other indebtedness; and

•                  judgments against the company that are not paid or insured.

The latter two events, however, are subject to dollar-based materiality thresholds.  As of September 30, 2005, Cinergy, CG&E, PSI, and ULH&P are in compliance with all of their debt covenants.

Variable Rate Pollution Control Notes

In October 2005, PSI borrowed the proceeds from the Indiana Finance Authority’s issuance of $50 million principal amount of its Environmental Revenue Bonds, Series 2005B, due October 1, 2040. Holders of the Series 2005B Bonds are entitled to credit enhancement in the form of a standby letter of credit, which if drawn upon, provides for the payment of both interest and principal on the Series 2005B Bonds.  The initial interest rate for the Series 2005B Bonds was 2.75% and is reset weekly. Because the holders have the right to have their Bonds redeemed on a weekly basis, they are classified as Notes payable and other short-term obligations.  PSI is using the proceeds from these borrowings to assist in the acquisition and construction of solid waste disposal facilities located at various generating stations in Indiana.

6.              Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy.  Written guidelines approved by Cinergy’s Risk Policy Committee document the management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation procedures.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of September 30, 2005, 92 percent of the credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity.  The majority of these investment grade counterparties are externally rated.  If a counterparty has an external rating, the lower of Standard & Poor’s Ratings Services or Moody’s Investors Service is used; otherwise, Cinergy’s internal rating of the counterparty is used.  The remaining eight percent represents credit exposure of $99 million with counterparties rated non-investment grade.

As of September 30, 2005, CG&E had a concentration of trading credit exposure of $54 million with one counterparty accounting for greater than ten percent of CG&E’s total trading credit exposure.  This counterparty is rated investment grade.

Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties.  When appropriate, we adjust our credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s financial status or public debt ratings.

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

Qualified pension benefit contributions for the first nine months of 2005 were $102 million, which is an increase from the $72 million disclosed in the 2004 10-K.  This $30 million increase is primarily the result of a change in the retirement age assumption which increased the near-term funding estimates.  No additional contributions are expected for the remainder of 2005.

Our benefit plans’ costs for the quarter and year to date ended September 30, 2005 and 2004, included the following components:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004
	(in millions)

Quarter Ended September 30

Service cost	$9.6	$8.8	$1.4	$1.2	$1.6	$1.2
Interest cost	24.1	22.1	1.8	1.7	5.7	5.4
Expected return on plans’ assets	(22.0)	(20.1)	—	—	—	—
Amortization of transition (asset) obligation	(0.1)	(0.1)	—	—	0.1	0.1
Amortization of prior service cost	1.1	1.1	0.5	0.5	(0.1)	—
Recognized actuarial (gain) loss	2.0	0.5	0.6	0.7	2.7	1.9
Net periodic benefit cost	$14.7	$12.3	$4.3	$4.1	$10.0	$8.6

Year to Date September 30

Service cost	$28.8	$26.4	$4.2	$3.6	$4.8	$3.8
Interest cost	72.2	66.3	5.4	5.1	17.1	16.8
Expected return on plans’ assets	(66.1)	(60.3)	—	—	—	—
Amortization of transition (asset) obligation	(0.2)	(0.3)	—	—	0.3	1.0
Amortization of prior service cost	3.4	3.3	1.5	1.5	(0.5)	—
Recognized actuarial (gain) loss	5.9	1.5	1.8	2.1	8.2	5.9
Net periodic benefit cost	$44.0	$36.9	$12.9	$12.3	$29.9	$27.5

The net periodic benefit costs by registrant for the quarter and year to date ended September 30, 2005 and 2004, were as follows:

	Qualified Pension Benefits		Non-Qualified Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004
	(in millions)

Quarter Ended September 30

Cinergy(1)	$14.7	$12.3	$4.3	$4.1	$10.0	$8.6
CG&E and subsidiaries	4.4	3.7	0.1	0.2	2.6	2.0
PSI	3.8	3.2	0.3	0.2	4.8	4.7
ULH&P	0.4	0.4	—	—	0.3	0.2

Year to Date September 30

Cinergy(1)	$44.0	$36.9	$12.9	$12.3	$29.9	$27.5
CG&E and subsidiaries	13.1	11.1	0.5	0.6	7.8	6.6
PSI	11.3	9.6	0.6	0.6	14.7	14.7
ULH&P	1.2	1.2	—	—	0.8	0.6

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

The EPA has proposed withdrawal of the Section 126 rule in states with approved rules under the final NOX SIP Call, which includes Indiana, Kentucky, and Ohio.  All three states have adopted a cap and trade program as the mechanism to achieve the required reductions.  Cinergy, CG&E, and PSI have installed selective catalytic reduction units (SCR) and other pollution controls and implemented certain combustion improvements at various generating stations to comply with the NOX SIP Call.  Cinergy also utilizes the NOX emission allowance market to buy or sell NOX emission allowances as appropriate.  We currently estimate that we will incur capital costs of approximately $4 million in addition to $820 million already incurred to comply with this program.

In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) which would require states to revise their SIP by September 2006 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter.  The rule established a two-phase, regional cap and trade program for sulfur dioxide (SO2) and NOX, affecting 28 states, including Ohio, Indiana, and Kentucky, and requires SO2 and NOX emissions to be cut 70 percent and 65 percent, respectively, by 2015.  At the same time, the EPA issued the Clean Air Mercury Rule (CAMR) which requires reductions in mercury emissions from coal-fired power plants beginning in 2010.  The final regulation also adopts a two-phase cap and trade approach that requires mercury emissions to be cut by 70 percent by 2018.  SIPs must comply with the prescribed reduction levels under CAIR and CAMR; however, the states have the ability to introduce more stringent requirements if desired.  Under both CAIR and CAMR, companies have flexible compliance options including installation of pollution controls on large plants where such controls are particularly efficient and utilization of emission allowances for smaller plants where controls are not cost effective.  In August 2005, the EPA proposed a Federal Implementation Plan (FIP) to act as a backstop to ensure that states implement the CAIR in a timely manner.  If a state fails to develop a CAIR SIP, the EPA intends to finalize the FIP in time to implement phase 1 of CAIR for the state by 2009 and 2010 for NOX and SO2, respectively.  Numerous states, environmental organizations, industry groups, including some of which Cinergy is a member, and individual companies have challenged various portions of both rules.  Those challenges are currently pending in the Federal Circuit Court for the District of Columbia.  On October 21, 2005, the EPA agreed to reconsider certain aspects of the CAMR and the determination not to regulate mercury under Section 112 of the CAA.  At this time we cannot predict the outcome of these matters.

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

In July 2005, the EPA issued its final regional haze rules and implementing guidelines in response to a 2002 judicial ruling overturning key provisions of the original program.  The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas.  The EPA has announced that it can foresee no circumstances where the requirements of the regional haze rule would require utility controls beyond those required under CAIR.  The EPA also found that states participating in the CAIR cap and trade program need not require electric generating units to adhere to best available retrofit technology requirements.  The states have until December 2007 to finalize their SIPs addressing compliance with EPA regulations.  The states may choose to implement more stringent guidelines than promulgated by the EPA, and therefore it is not possible to predict whether the regional haze rule will have a material effect on our financial position or results of operations.

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

(iii)       Clean Air Act Lawsuit

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana SIP permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station.  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Cinergy at the trial of the case.  Contrary to Cinergy’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant.  However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals, which has the discretion to accept or not accept the appeal at this time.  There are a number of other legal issues currently before the district court judge, and the case is currently set for trial by jury commencing in February 2006.

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

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station.  This case is currently in discovery.

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to vigorously defend against these allegations.

(iv)        Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit.  The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals.  We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

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

(vi)        Zimmer Station Lawsuit

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance.  The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim.  One lawsuit was dismissed on procedural grounds and the remaining two have been consolidated.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations.  We intend to defend this lawsuit vigorously in court.

(vii)      Manufactured Gas Plant (MGP) Sites

Coal tar residues, related hydrocarbons, and various metals have been found in at least 22 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC).  The 22 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities between them.  Thus far, PSI has primary responsibility for investigating, monitoring and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the sites.  The IDEM oversees investigation and cleanup of all of these sites.

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

(viii)     Asbestos Claims Litigation

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 130 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

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

(ix)        Dunavan Waste Superfund Site

In July and October 2005, PSI received notices from the EPA that it has been identified as a de minimus potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the Dunavan Waste Oil Site in Oakwood, Vermilion County, Illinois.  At this time, PSI does not have any further information regarding the scope of potential liability associated with this matter.

(x)         Ontario, Canada Lawsuit

We understand through newspaper reports that a class action lawsuit was filed in Superior Court in Ontario, Canada against us and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually.  We understand that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion.  We have not yet been served in this lawsuit, however, if served, we intend to defend this lawsuit vigorously in court.  We are not able to predict whether resolution of this matter would have a material effect on our financial position or results of operations.

(b)                                  Regulatory

(i)          PSI Environmental Compliance Case

In November 2004, PSI filed a compliance plan case with the Indiana Utility Regulatory Commission (IURC) seeking approval of PSI’s plan for complying with SO2, NOX, and mercury emission reduction requirements discussed previously in (a)(i), including approval of cost recovery and an overall rate of return of eight percent related to certain projects.  PSI requested approval to recover the financing, depreciation, and operation and maintenance costs, among others, related to $1.08 billion in capital projects designed to reduce emissions of SO2, NOX, and mercury at PSI’s coal-burning generating stations.  An evidentiary hearing was held in May 2005 and a final IURC Order is expected in the fourth quarter of 2005.

(ii)        CG&E Electric Rate Filings

In response to the Public Utilities Commission of Ohio (PUCO’s) request that CG&E propose a RSP to mitigate the potential for significant rate increases when the market development period comes to an end, CG&E filed a proposed RSP which was approved by the PUCO in November 2004.  The major features of the RSP are as follows:

•                  Provider of Last Resort (POLR) Charge:  CG&E began collecting a POLR charge from non-residential customers effective January 1, 2005, and will begin to collect a POLR charge from residential customers effective January 1, 2006.  The POLR charge includes several discrete charges, the most significant being an annually adjusted component (AAC) intended to provide cost recovery primarily for environmental compliance expenditures; an infrastructure maintenance fund charge (IMF) intended to provide  compensation to CG&E for committing its physical capacity to meet its POLR obligation; and a system reliability tracker (SRT) intended to provide cost recovery for capacity purchases, purchased power, reserve capacity, and related market costs for purchases to meet capacity needs.  We anticipate the collection of the AAC and IMF will result in an approximate $36 million increase in revenues in 2005 and an additional $50 million in 2006.  The SRT will be billed based on dollar-for-dollar costs incurred.  A portion of these charges is avoidable by certain customers who switch to an alternative generation supplier and provide notice to CG&E that they will remain switched through December 31, 2008.  Therefore, these estimates are subject to change, depending on the level of switching that occurs in future periods.  CG&E has filed an application for approval of its SRT (2005 actual and 2006 estimated) with the PUCO.  In October, a settlement agreement unopposed by any party to the case was filed with the PUCO providing for implementation of the 2006 SRT at a 15 percent reserve margin and approval of the 2005 SRT price.  A Commission decision is expected on this matter in the fourth quarter of 2005.  In 2007 and 2008, CG&E could seek additional increases in the AAC component of the POLR based on CG&E’s actual net costs for the specified expenditures.

•                  Generation Rates and Fuel Recovery:  A new rate has been established for generation service after the market development period ends.  In addition, a fuel cost recovery mechanism that is adjusted quarterly has been established to recover costs for fuel, emission allowances, and certain purchased power costs, that exceed the amount originally included in the rates frozen in the CG&E transition plan.  These new rates were applied to non-residential customers beginning January 1, 2005 and will be applied to residential customers beginning January 1, 2006.  The fuel clause recovery mechanism was recently audited by the PUCO’s auditor.  The audit recommended alternate methodologies for administration of the fuel clause recovery mechanism that vary from CG&E’s current practice.  A hearing before PUCO hearing examiners was held in early November at which the PUCO staff took positions contrary to CG&E's current practice.  CG&E officials also testified at the hearing concerning our current practices.  An order from the PUCO on these matters is expected in the fourth quarter of this year.  While we cannot predict the outcome of these proceedings, an outcome resulting in administrative methodologies substantially different from those being employed by CG&E could have a material impact on CG&E and Cinergy’s results of operations.

•                  Generation Rate Reduction:  The existing five percent generation rate reduction required by statute for residential customers implemented under CG&E’s 2000 plan will end on December 31, 2005.

•                  Transmission Cost Recovery:  A transmission cost recovery mechanism was established beginning January 1, 2005 for non-residential customers and will be established beginning January 1, 2006 for residential customers.  The transmission cost recovery mechanism is designed to permit CG&E to recover Midwest Independent Transmission System Operator, Inc. charges, all Federal Energy Regulatory Commission (FERC) approved transmission costs, and all congestion costs allocable to retail ratepayers that are provided service by CG&E.

•                  Distribution Cost Recovery:  CG&E will have the ability to defer certain capital-related distribution costs from July 1, 2004 through December 31, 2005 with recovery from non-residential customers to be provided through a rider beginning January 1, 2006 through December 31, 2010.

CG&E had also filed an electric distribution base rate case for residential and non-residential customers to be effective January 1, 2005.  Under the terms of the RSP described previously, CG&E withdrew this base rate case and, in February 2005, CG&E filed a new distribution base rate case with rates to become effective January 1, 2006.  The originally requested amount of the increase was $78 million, which was subsequently updated to $69.5 million.  On September 9, 2005, the PUCO issued its Staff Report recommending a revenue increase range between approximately $43 million and $49 million.  The hearing for this case is set to begin December 12, 2005.

In March 2005, the Ohio Consumers’ Counsel asked the Ohio Supreme Court to overturn the RSP.  We expect the court to decide the case in 2006; however, at this time we cannot predict the outcome of this matter.

(iii)       ULH&P Gas Rate Case

In 2002, the Kentucky Public Service Commission (KPSC) approved ULH&P’s gas base rate case requesting, among other things, recovery of costs associated with an accelerated gas main replacement program of up to $112 million over ten years.  The approval allowed the costs to be recovered through a tracking mechanism for an initial three year period expiring on September 30, 2005, with the possibility of renewal up to ten years.  The tracking mechanism allows ULH&P to recover depreciation costs and rate of return annually over the life of the deferred assets.  As of September 30, 2005 we have capitalized $60 million in costs associated with the accelerated gas main replacement program through this tracking mechanism of which ULH&P has recovered $8.6 million.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the tracking mechanism rates.  In October 2005, both the Company and the KPSC filed with the Franklin Circuit Court, requesting dismissal of the case for failure to prosecute by the Attorney General.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

In February 2005, ULH&P filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism in addition to its request for a $14 million increase in base rates.  The KPSC did not rule on this request by October 1, 2005 causing the initial tracking mechanism to expire.  In accordance with Kentucky law, ULH&P implemented the full amount of the requested rate increase on October 1, 2005.  Any revenue collected pursuant to the rate increase will be subject to refund if the KPSC does not approve the full requested amount.  ULH&P expects that the KPSC will issue its decision during the fourth quarter of 2005.

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

(c)                                  Other

(i)          Energy Market Investigations

In August 2003, Cinergy, along with Cinergy Marketing & Trading, LP (Marketing & Trading) and 37 other companies, were named as defendants in civil litigation filed as a purported class action on behalf of all persons who purchased and/or sold New York Mercantile Exchange natural gas futures and options contracts between January 1, 2000, and December 31, 2002.  The complaint alleges that improper price reporting caused damages to the class.  Two similar lawsuits have subsequently been filed, and these three lawsuits have been consolidated for pretrial purposes.  The plaintiffs filed a consolidated class action complaint in January 2004.  Cinergy’s motion to dismiss was granted in September 2004 leaving only Marketing & Trading in the lawsuit.  We intend to defend this lawsuit vigorously in court.

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

Cinergy’s sale of synthetic fuel has generated $306 million in tax credits through September 30, 2005 of which $27 million related to the new facility purchased in the second quarter of 2005.  The Internal Revenue Service (IRS) is currently auditing Cinergy for the 2002 and 2003 tax years and has recently challenged certain other taxpayers’ Section 29 tax credits.  We expect the IRS will evaluate the various key requirements for claiming our Section 29 credits related to synthetic fuel.  If the IRS challenges our Section 29 tax credits related to synthetic fuel, and such challenges were successful, this could result in the disallowance of up to all $306 million in previously claimed Section 29 tax credits for synthetic fuel produced by the applicable Cinergy facilities and a loss of our ability to claim future Section 29 tax credits for synthetic fuel produced by such facilities.  We believe that we operate in conformity with all the necessary requirements to be allowed such tax credits under Section 29.  Upon consummation of the pending merger of Duke and Cinergy, the synthetic fuel produced by Cinergy’s new facility pursuant to the existing commercial arrangement would cease to qualify for the Section 29 credit.  Cinergy is evaluating transactions for the disposition of a portion of the affected facility that Cinergy believes would enable the fuel produced by the facility to continue to qualify for credit under IRC Section 29. In the event a suitable transaction is not achieved, Cinergy anticipates that its production of synthetic fuel at the affected facility would be suspended upon consummation of the pending merger with Duke.

Section 29 also provides for a phase-out of the credit based on the average price of crude oil during a calendar year.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  Based on current crude oil prices and the recent volatility of such prices, we believe it is possible that for 2006 and 2007, the amount of the tax credits could be reduced.  If oil prices are high enough, we may idle the plants, as the value of the credits would not exceed the net costs to produce the synthetic fuel.  Net income related to these facilities for the nine months ended September 30, 2005 was approximately $30 million.  The net book value of our plants at September 30, 2005 was approximately $50 million.

(iii)       FirstEnergy Lawsuit

FirstEnergy has filed a lawsuit in the Court of Common Pleas in Summit County, Ohio against Cinergy with respect to a transaction between Cinergy and a subsidiary of FirstEnergy, relating to a joint venture company, Avon Energy Partners Holdings (Avon).  In 1999, the FirstEnergy subsidiary acquired Cinergy’s share of Avon which it subsequently sold to a third party.  The original transaction documents included an indemnity by Cinergy with respect to a certain investment owned by Avon.  FirstEnergy claims that this indemnity was triggered by its sale of Avon to a third party, and is seeking to recover $15 million from Cinergy.  Both parties have filed motions for summary judgment.  Cinergy intends to defend this lawsuit vigorously in court.  At this time, we cannot predict the outcome of this matter.

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

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operation and maintenance agreements, and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential liability to be $52 million under these guarantees as of September 30, 2005.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

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

Following are the financial results by business unit.  Certain prior year amounts have been reclassified to conform to the current presentation.

Financial results by business unit for the quarters ended September 30, 2005, and September 30, 2004, are as indicated below.

	Cinergy Business Units
	Regulated	Commercial	Power Technology and Infrastructure	Total	Reconciling Eliminations(1)	Consolidated
	(in millions)

Quarter ended September 30, 2005

Operating revenues
External customers	$853	$512	$—	$1,365	$—	$1,365
Intersegment revenues	10	54	—	64	(64)	—

Gross margins
Electric	512	163	—	675	—	675	(2)
Gas	37	17	—	54	—	54	(3)

Segment profit (loss)	92	41	(1)	132	—	132

Quarter ended September 30, 2004

Operating revenues
External customers	$727	$402	$—	$1,129	$—	$1,129
Intersegment revenues	18	63	—	81	(81)	—

Gross margins
Electric	441	170	—	611	—	611	(2)
Gas	40	6	—	46	—	46	(3)

Segment profit (loss)	59	45	(11)	93	—	93

(1)   The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and Regulated.

(2)   Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(3)   Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Financial results by business unit for year to date September 30, 2005, and September 30, 2004, are as indicated below.

	Cinergy Business Units
	Regulated	Commercial	Power Technology and Infrastructure	Total	Reconciling Eliminations(1)	Consolidated
	(in millions)

Year to Date September 30, 2005

Operating revenues
External customers	$2,471	$1,353	$—	$3,824	$—	$3,824
Intersegment revenues	24	137	—	161	(161)	—

Gross margins
Electric	1,388	509	—	1,897	—	1,897	(2)
Gas	179	3	—	182	—	182	(3)

Segment profit (loss)	217	90	(7)	300	—	300

Year to Date September 30, 2004

Operating revenues
External customers	$2,327	$1,144	$—	$3,471	$—	$3,471
Intersegment revenues	49	165	—	214	(214)	—

Gross margins
Electric	1,243	504	—	1,747	—	1,747	(2)
Gas	188	45	—	233	—	233	(3)

Segment profit (loss)	173	121	(40)	254	—	254

(1)   The Reconciling Eliminations category eliminates the intersegment revenues of Commercial and Regulated.

(2)   Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(3)   Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

 Total segment assets at September 30, 2005, and December 31, 2004, are as indicated below:

	Cinergy Business Units
	Regulated	Commercial	Power Technology and Infrastructure	Total	Consolidated
	(in millions)
Total segment assets at September 30, 2005	$9,503	$7,830	$133	$17,466	$17,466

Total segment assets at December 31, 2004	$9,097	$5,746	$139	$14,982	$14,982

11.       Earnings Per Common Share (EPS)

A reconciliation of EPS – basic to EPS – diluted is presented below for the quarters ended September 30, 2005 and 2004:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Quarter Ended September 30, 2005
EPS – basic:	$131,937	199,069	$0.67

Effect of dilutive securities:
Common stock options		828
Directors’ compensation plans		150
Contingently issuable common stock		120

EPS – diluted:	$131,937	200,167	$0.66

Quarter Ended September 30, 2004
EPS – basic:	$92,923	180,881	$0.51

Effect of dilutive securities:
Common stock options		616
Directors’ compensation plans		148
Contingently issuable common stock		710
Stock purchase contracts		1,123

EPS – diluted:	$92,923	183,478	$0.50

Options to purchase shares of common stock are excluded from the calculation of EPS – diluted, if they are considered to be anti-dilutive.  Share amounts of 0.7 million and 0.9 million were excluded from the EPS – diluted calculation for the quarters ended September 30, 2005 and 2004, respectively.

Also excluded from the EPS – diluted calculation for the quarter ended September 30, 2004 are 9.7 million shares, issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock associated with these preferred stock securities.

A reconciliation of EPS – basic to EPS – diluted is presented below for the year to date September 30, 2005 and 2004:

	Income	Shares	EPS
	(in thousands, except per share amounts)
Year to Date September 30, 2005
EPS – basic:	$300,001	197,741	$1.52

Effect of dilutive securities:
Common stock options		706
Directors’ compensation plans		149
Contingently issuable common stock		84
Stock purchase contracts		97

EPS – diluted:	$300,001	198,777	$1.51

Year to Date September 30, 2004
EPS – basic:	$254,442	180,129	$1.41

Effect of dilutive securities:
Common stock options		675
Directors’ compensation plans		148
Contingently issuable common stock		585
Stock purchase contracts		1,027

EPS – diluted:	$254,442	182,564	$1.39

Options to purchase shares of common stock are excluded from the calculation of EPS – diluted, if they are considered to be anti-dilutive.  Share amounts of 0.8 million and 0.9 million were excluded from the EPS – diluted calculation for the year to date September 30, 2005 and 2004, respectively.

Also excluded from the EPS – diluted calculation for the year to date September 30, 2004 are 9.8 million shares issuable pursuant to the stock purchase contracts issued by Cinergy Corp. in December 2001 associated with the preferred trust securities transaction.  As discussed in the 2004 10-K, in January and February 2005, Cinergy Corp. issued a total of 9.2 million shares of common stock associated with these preferred stock securities.

12.       Transfer and Acquisition of Generating Assets

(a)                                  Transfer of Generating Assets to ULH&P

The KPSC and the FERC have approved ULH&P’s planned acquisition of CG&E’s approximately 69 percent ownership interest in the East Bend Station, located in Boone County, Kentucky, the Woodsdale Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station, located in Hamilton County, Ohio, and associated transactions.  ULH&P is currently seeking approval of the transaction in a proceeding before the Securities and Exchange Commission (SEC), wherein the Ohio Consumers’ Counsel has intervened in opposition.  The transfer, which will be at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through December 31, 2006.  Assuming receipt of SEC approval, we would anticipate the transfer to take place in the first quarter of 2006.

(b)                                  Wheatland Generating Facility Acquisition

On May 6, 2005, we signed a definitive agreement with subsidiaries of Allegheny Energy, Inc. whereby, subject to the terms and upon satisfaction of the conditions to closing provided in the purchase agreement, PSI and/or CG&E had the right to acquire the 512-megawatt Wheatland generating facility for approximately $100 million.  The Wheatland facility, located in Knox County, Indiana, has four natural gas-fired simple cycle combustion turbines and is directly connected to the Cinergy transmission system.  In June and August 2005, respectively, the FERC and IURC approved the acquisition and the Department of Justice and Federal Trade Commission completed their review of the transaction pursuant to the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act.  In August 2005, PSI acquired 100 percent of the Wheatland facility.  Its output will be used to bolster the reserve margins on the PSI system.

13.       Pending Merger

On May 8, 2005, Cinergy Corp. entered into an agreement and plan of merger with Duke, a North Carolina corporation, whereby Cinergy Corp. will be merged with Duke.  Under the merger agreement, each share of Cinergy Corp. common stock will be converted into 1.56 shares of the newly formed company, Duke Energy Holding Corp (Duke Energy Holding).

The merger agreement has been approved by both companies’ Boards of Directors.  Consummation of the merger is subject to customary conditions, including, among others, the approval of the shareholders of both companies and the approvals of various regulatory authorities.

Immediately following consummation of the merger, former Cinergy shareholders will own approximately 24 percent of Duke Energy Holding’s common stock.  Paul Anderson, Duke’s CEO and Chairman of the Board will remain Chairman of the combined company and Jim Rogers, Cinergy’s CEO and Chairman of the Board, will become the President and CEO of the combined company.  The new Duke Energy Holding board will be comprised of 10 members appointed by Duke and five members appointed by Cinergy.

The merger will be recorded using the purchase method of accounting whereby the total purchase price of approximately $9 billion will be allocated to Cinergy’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the closing of the merger.

The merger is expected to close in the first half of 2006.  However, the actual timing is contingent on the receipt of several approvals including:  FERC, Federal Communications Commission (FCC), Nuclear Regulatory Commission (NRC), state regulatory commissions of Ohio, Indiana, Kentucky, North Carolina, and South Carolina, and shareholders of each company.  The status of these matters is as follows:

•                  In June 2005, Duke and Cinergy filed an application with the PUCO for approval of a change in control with respect to CG&E and to modify certain accounting procedures to defer certain merger-related costs.  We expect that the PUCO will set a procedural schedule in the fourth quarter of 2005.  The PUCO issued a procedural order on October 26, 2005 ordering the Staff to issue recommendations no later than November 14, 2005.  A final order is expected in January 2006.

•                  In June 2005, PSI filed a petition with the IURC concerning, among other things, certain merger-related affiliate agreements, the sharing of merger-related benefits with customers, and deferred accounting of certain merger-related costs.  An evidentiary hearing is scheduled for December 2005.

•                  In August 2005, Duke and Cinergy filed an application with the KPSC seeking approval of a transfer and acquisition of control of ULH&P.  In October 2005, Duke and Cinergy reached a settlement with the parties to the case, the Kentucky Attorney General and The Kroger Company.  The settlement was filed with the KPSC and a hearing was held before the KPSC in October 2005.  A final order is expected by December 2005.

•                  In July 2005, Duke and Cinergy filed an application with the FERC requesting approval of the merger and the subsequent internal restructuring and consolidation of the merged company to establish a more efficient corporate structure.  A final order is expected in January 2006.

•                  In July 2005, Duke filed an application with the state utility regulatory agency in North Carolina.  The application requests both the authorization to enter into a business combination transaction and the approval of various affiliate agreements.  A hearing is scheduled for December 2005.

•                  In July 2005, Duke filed an application with the state utility regulatory agency in South Carolina.  The application requested authorization to enter into a business combination.  In November 2005, the Public Servie Commission of South Carolina approved the application.

•                  On August 11, 2005, the United States Department of Justice and the Federal Trade Commission granted early termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

•                  In light of the repeal of the Public Utility Holding Company Act, as amended (PUHCA), effective February 2006, the merger will no longer require SEC authorization under PUHCA.

•                  The FCC merger filings were filed in October 2005 and a decision by the FCC is expected by December 2005.

•                  Duke filed for NRC merger approval in the third quarter of 2005 and a final order is expected in January 2006.

•                  A special meeting of shareholders for the purpose of voting on the merger is expected to be held in the first quarter of 2006.

The merger agreement also provides that Duke and Cinergy will use their reasonable best efforts to transfer five generating stations located in the Midwest from Duke to CG&E.  This transfer will require regulatory approval by the FERC and the IURC.  There can be no guarantee that such approvals will be obtained or will be obtained on terms or with conditions acceptable to Duke, Cinergy, and Duke Energy Holding.  Duke intends to effectuate the transfer as an equity infusion into CG&E at book value.  In conjunction with the transfer, Duke and CG&E intend to enter into a financial arrangement over a multi-year period, to eliminate any potential cash shortfalls that may result from CG&E owning and operating the assets.  At this time, we cannot predict the outcome of this matter.

The merger agreement contains certain termination rights for both Duke and Cinergy, and further provides that, upon termination of the merger agreement under specified circumstances, a party would be required to pay the other party’s fees and expenses in an amount not to exceed $35 million and/or a termination fee of $300 million in the case of a fee payable by Cinergy to Duke or a termination fee of $500 million in the case of a fee payable by Duke to Cinergy.  Any termination fee would be reduced by the amount of any fees and expenses previously reimbursed by the party required to pay the termination fee.

In May, a purported shareholder class action was filed in the Court of Common Pleas in Hamilton County, Ohio against Cinergy and each of the members of the Board of Directors. The lawsuit alleges that the defendants breached their duties of due care and loyalty to shareholders by agreeing to the merger agreement between Duke and Cinergy and is seeking to either enjoin or amend the terms of the merger.  Cinergy and the individual defendants filed a motion to dismiss this lawsuit in July.  We believe this lawsuit is without merit and Cinergy intends to defend this lawsuit vigorously in court.  We are unable to predict the outcome of this matter, including whether resolution of this matter will impact our pending merger.

Although Management believes that the merger should close in the first half of 2006, the actual timing of the transaction could be delayed or the merger could be abandoned by the parties in the event of the inability to obtain one or more of the required regulatory approvals on acceptable terms.

14.       Subsequent Event

In October 2005, Cinergy entered into a definitive agreement to sell a wholly-owned subsidiary in Europe engaged in the generation and sale of heat and electricity.  We anticipate recognizing a gain on sale of approximately $15 million and expect the sale to close in December 2005, subject to certain regulatory approvals.  As of September 30, 2005, this subsidiary had approximately $5 million of current assets and $105 million of plant, property, and equipment.

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

We undertake no obligation to update the information contained herein.

MD&A - PENDING MERGER

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

PENDING MERGER

On May 8, 2005, Cinergy Corp. entered into an agreement and plan of merger with Duke Energy Corporation (Duke), a North Carolina corporation, whereby Cinergy Corp. will be merged with Duke.  Under the merger agreement, each share of Cinergy Corp. common stock will be converted into 1.56 shares of the newly formed company, Duke Energy Holding Corp (Duke Energy Holding).

The merger agreement has been approved by both companies’ Boards of Directors.  Consummation of the merger is subject to customary conditions, including, among others, the approval of the shareholders of both companies and the approvals of various regulatory authorities.

Immediately following consummation of the merger, former Cinergy shareholders will own approximately 24 percent of Duke Energy Holding’s common stock.  Paul Anderson, Duke’s CEO and Chairman of the Board will remain Chairman of the combined company and Jim Rogers, Cinergy’s CEO and Chairman of the Board, will become the President and CEO of the combined company.  The new Duke Energy Holding board will be comprised of 10 members appointed by Duke and five members appointed by Cinergy.

The merger will be recorded using the purchase method of accounting whereby the total purchase price of approximately $9 billion will be allocated to Cinergy’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values as of the closing of the merger.

The merger is expected to close in the first half of 2006.  However, the actual timing is contingent on the receipt of several approvals including:  Federal Energy Regulatory Commission (FERC), Federal Communications Commission (FCC), Nuclear Regulatory Commission (NRC), state regulatory commissions of Ohio, Indiana, Kentucky, North Carolina, and South Carolina, and shareholders of each company.  The status of these matters is as follows:

•                  In June 2005, Duke and Cinergy filed an application with the Public Utilities Commission of Ohio (PUCO) for approval of a change in control with respect to CG&E and to modify certain accounting procedures to defer certain merger-related costs.  We expect that the PUCO will set a procedural schedule in the fourth quarter of 2005.  The PUCO issued a procedural order on October 26, 2005 ordering the Staff to issue recommendations no later than November 14, 2005.  A final order is expected in January 2006.

•                  In June 2005, PSI filed a petition with the Indiana Utility Regulatory Commission (IURC) concerning, among other things, certain merger-related affiliate agreements, the sharing of merger-related benefits with customers, and deferred accounting of certain merger-related costs.  An evidentiary hearing is scheduled for December 2005.

•                  In August 2005, Duke and Cinergy filed an application with the Kentucky Public Service Commission (KPSC) seeking approval of a transfer and acquisition of control of ULH&P.  In October 2005, Duke and Cinergy reached a settlement with the parties to the case, the Kentucky Attorney General and The

Kroger Company.  The settlement was filed with the KPSC and a hearing was held before the KPSC in October 2005.  A final order is expected by December 2005.

•                  In July 2005, Duke and Cinergy filed an application with the FERC requesting approval of the merger and the subsequent internal restructuring and consolidation of the merged company to establish a more efficient corporate structure.  A final order is expected in January 2006.

•                  In July 2005, Duke filed an application with the state utility regulatory agency in North Carolina.  The application requests both the authorization to enter into a business combination transaction and the approval of various affiliate agreements.  A hearing is scheduled for December 2005.

•                  In July 2005, Duke filed an application with the state utility regulatory agency in South Carolina.  The application requested authorization to enter into a business combination.  In November 2005, the Public Servie Commission of South Carolina approved the application.

•                  On August 11, 2005, the United States Department of Justice and the Federal Trade Commission granted early termination of the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

•                  In light of the repeal of the Public Utility Holding Company Act, as amended (PUHCA), effective February 2006, the merger will no longer require Securities and Exchange Commission (SEC) authorization under PUHCA.  For further details, see “Energy Bill” in “Liquidity and Capital Resources.”

•                  The FCC merger filings were filed in October 2005 and a decision by the FCC is expected by December 2005.

•                  Duke filed for NRC merger approval in the third quarter of 2005 and a final order is expected in January 2006.

•                  A special meeting of shareholders for the purpose of voting on the merger is expected to be held in the first quarter of 2006.

The merger agreement also provides that Duke and Cinergy will use their reasonable best efforts to transfer five generating stations located in the Midwest from Duke to CG&E.  This transfer will require regulatory approval by the FERC and the IURC.  There can be no guarantee that such approvals will be obtained or will be obtained on terms or with conditions acceptable to Duke, Cinergy, and Duke Energy Holding.  Duke intends to effectuate the transfer as an equity infusion into CG&E at book value.  In conjunction with the transfer, Duke and CG&E intend to enter into a financial arrangement over a multi-year period, to eliminate any potential cash shortfalls that may result from CG&E owning and operating the assets.  At this time, we cannot predict the outcome of this matter.

The merger agreement contains certain termination rights for both Duke and Cinergy, and further provides that, upon termination of the merger agreement under specified circumstances, a party would be required to pay the other party’s fees and expenses in an amount not to exceed $35 million and/or a termination fee of $300 million in the case of a fee payable by Cinergy to Duke or a termination fee of $500 million in the case of a fee payable by Duke to Cinergy.  Any termination fee would be reduced by the amount of any fees and expenses previously reimbursed by the party required to pay the termination fee.

Although Management believes that the merger should close in the first half of 2006, the actual timing of the transaction could be delayed or the merger could be abandoned by the parties in the event of the inability to obtain one or more of the required regulatory approvals on acceptable terms.

MD&A - EXECUTIVE SUMMARY

EXECUTIVE SUMMARY

In MD&A, we explain our general operating environment, as well as our results of operations, liquidity, capital resources, future expectations/trends, market risk sensitive instruments, and accounting matters.  Specifically, we discuss the following:

•                  factors affecting current and future operations;

•                  why results changed from period to period;

•                  potential sources of cash for future capital expenditures; and

•                  how these items affect our overall financial condition.

Organization

Cinergy Corp., a Delaware corporation organized in 1993, owns all outstanding common stock of CG&E and PSI, both of which are public utilities.  As a result of this ownership, we are considered a utility holding company.  Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the SEC under the PUHCA.  For a discussion of the PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”  Our other principal subsidiaries are Cinergy Services, Inc. (Services) and Cinergy Investments, Inc. (Investments).

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

(1)          See “Kentucky” in “Future Expectations/Trends” for further discussion of the possible transfer of generation assets.

Services is a service company that provides our subsidiaries with a variety of centralized administrative, management, and support services.  Investments holds most of our non-regulated, energy-related businesses and investments, including natural gas marketing and trading operations (which are primarily conducted through Cinergy Marketing & Trading, LP (Marketing & Trading), one of its subsidiaries).

Financial Highlights

Net income for Cinergy for the quarter and nine months ended September 30, 2005, and 2004 was as follows:

	Cinergy
	2005	2004	Change	% Change
	(in millions)

Quarter ended September 30	$132	$93	$39	42%

Nine months ended September 30	$300	$254	$46	18%

Quarterly Highlights

The increase in net income was primarily due to an increase in electric gross margins as a result of warmer weather in the third quarter of 2005, as compared to 2004.

These increases were partially offset by the following factors:

•                  A decrease in Commercial Business Unit (Commercial) electric gross margins due to timing differences in revenue recognition between certain components of our generation portfolio partially offset by sales of emission allowances; and

•                  Increased fuel, emission allowances, and purchased power costs attributable to CG&E’s fixed price residential customers.

For further information, see “2005 Quarterly Results of Operations – Cinergy”.

Year to Date Highlights

The increase in net income was primarily due to the following factors:

•                  Increased gross margins resulting from PSI’s 2004 base retail electric rate increase and the implementation of CG&E’s rate stabilization plan (RSP) in January 2005; and

•                  Increased gross margins due to warmer weather in the third quarter of 2005, as compared to 2004.

These increases were partially offset by the following factors:

•                  Increased fuel, emission allowances, and purchased power costs attributable to CG&E’s fixed price residential customers;

•                  Decreases in Commercial gas gross margins from trading results in the second quarter of 2005;

•                  Increased Operation and maintenance expense primarily due to regulatory asset amortization, synthetic fuel costs, and expenses associated with the pending Duke-Cinergy merger; and

•                  Increased Depreciation expense due to increased depreciation rates and the addition of depreciable plant.

For further information, see “2005 Year to Date Results of Operations – Cinergy”.

Forward-looking Challenges and Risks

Merger Challenges and Risks

The pending merger between Duke and Cinergy presents significant challenges.  The integration of the two companies will be complex and time-consuming, due to the size and complexity of each organization.  The principal challenges will be integrating the combined regulated electric utility operations and combining each of the unregulated wholesale power generation businesses.  All of these businesses are complex, and some of the business units are dispersed.  Such efforts could also divert management’s focus and resources from other strategic opportunities during the integration process.   The pending merger is subject to approvals of numerous governmental agencies and approval of the shareholders of both companies, all of which are discussed in more detail in “Pending Merger.”  The approval process could delay consummation of the pending merger, impose conditions that could materially impact the combined company, or cause the merger to be abandoned.  Both companies will incur significant transaction and merger-related integration costs.  Additionally, we will be subject to business uncertainties and contractual restrictions while the merger is pending which could adversely affect our businesses.  Although both companies are taking steps to reduce any adverse effects, these uncertainties may impair our ability to attract and retain key personnel until the merger is consummated and for a period of time thereafter, and could cause customers, suppliers, and others to seek to change their existing business relationships with us.

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

Synthetic Fuel

Cinergy produces synthetic fuel that qualifies for tax credits (through 2007) in accordance with Section 29 of the Internal Revenue Code (IRC) if certain requirements are satisfied.  Cinergy currently faces two major uncertainties that could impact our ability to continue to recognize the previous and/or future credits.  The Internal Revenue Service (IRS) has recently challenged certain other taxpayers’ Section 29 tax credits and could challenge Cinergy’s.  If the IRS were to successfully challenge our credits, this could result in the disallowance of up to all previously claimed and future Section 29 tax credits for Cinergy’s facilities.  We believe that we operate in conformity with all the necessary requirements to qualify for tax credits under Section 29.

Section 29 also provides for a phase-out of the tax credits based on the average price of crude oil during a calendar year.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  Based on current crude oil prices and the recent volatility of such prices, we believe it is possible that for 2006 and 2007, the amount of the tax credits could be reduced.  If oil prices are high enough, we may idle the plants, as the value of the credits would not exceed the net costs to produce the synthetic fuel. Net income related to these facilities for the nine months ended September 30, 2005 was approximately $30 million.  The net book value of our plants at September 30, 2005 was approximately $50 million.  See “Synthetic Fuel Production” in “Future Expectations/Trends” for further information.

MD&A – 2005 QUARTERLY RESULTS OF OPERATIONS - CINERGY

2005 QUARTERLY RESULTS OF OPERATIONS – CINERGY

Given the dynamics of our business, which include regulatory revenues with directly offsetting expenses and commodity trading operations for which results are primarily reported on a net basis, we have concluded that a discussion of our results on a gross margin basis is most appropriate.  Electric gross margins represent electric operating revenues less the related direct costs of fuel, emission allowances, and purchased power.  Gas gross margins represent gas operating revenues less the related direct cost of gas purchased.  Within each of these areas, we will discuss the key drivers of our results.  Gross margins for Cinergy for the Regulated Business Unit (Regulated) and Commercial for the quarters ended September 30, 2005, and 2004 were as follows:

	Cinergy
	Regulated				Commercial
	2005	2004	Change	% Change	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$512	$441	$71	16%	$163	$170	$(7)	(4)%
Gas gross margin(2)	37	40	(3)	(8)	17	6	11	N/M

(1)   Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)   Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

N/M Not meaningful to an understanding of the change.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Cooling degree days and heating degree days in Cinergy’s service territory for the quarters ended September 30, 2005, and 2004 were as follows:

	Cinergy
	2005	2004	Change	% Change

Cooling degree days(1)	916	544	372	68%
Heating degree days(2)(3)	6	5	1	20

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

Regulated

Gross Margins

The 16 percent increase in Regulated’s electric gross margins was primarily due to the following factors:

•                  A $45 million increase resulting from warmer weather in the third quarter of 2005, as compared to 2004;

•                  A $6 million increase resulting from growth in non-weather related demand; and

•                  A $5 million increase in PSI’s non-retail margins, primarily attributable to margins realized from wholesale sales from generation available after serving regulated retail customers.

Commercial

Gross Margins

The four percent decrease in Commercial’s electric gross margins was primarily due to:

•                  A $32 million decline in non-retail margins.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes greater than that of the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.  Margins declined due to:

•                  During the third quarter of 2005, we recognized margins of $69 million less than the comparable period in 2004 due to timing differences in revenue recognition between certain components of our generation portfolio.  Emission allowances and the majority of fuel contracts typically follow the accrual method of accounting.  However, generally accepted accounting principles (GAAP) requires that certain forward purchases of coal and forward sales of power (those classified as derivatives) use the mark-to-market (MTM) method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $72 million of unrealized losses in 2005 and $3 million of unrealized losses in 2004 (representing a $69 million change period to period) as a result of forward purchases of coal and forward sales of power and the use of MTM accounting.  A substantial portion of these unrealized losses are expected to reverse in the fourth quarter of 2005 and the first quarter of 2006.

•                  Higher fuel costs during the quarter.

Partially offsetting these declines were margins of $37 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our non-retail forward power sales commitments.  This gain reflects significant increases in prices of SO2 emission allowances throughout much of 2004 and 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our non-retail forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources to produce the best economic returns for these assets.

•                  A $22 million increase in margins from power marketing and trading contracts.

•                  Higher retail margins of $3 million reflecting:

•                  A $14 million increase resulting from implementation of CG&E’s RSP in January 2005; and

•                  A $12 million increase resulting from warmer weather in the third quarter of 2005, as compared to 2004.

Partially offsetting these increases was a $23 million increase in fuel, emission allowance, and purchased power costs attributable to CG&E’s fixed price residential customers.

The increase in Commercial’s gas gross margins was primarily due to the following factors:

•                  A $14 million increase in physical trading margins resulting from favorable price movements in the third quarter of 2005; and

•                  A $7 million increase due to timing differences in revenue recognition between physical storage activities and the associated derivative contracts that hedge the physical storage. These agreements with pipelines to store natural gas and deliver in a future period with higher prices (typically winter) follow the accrual method of accounting.  However, the derivative contracts hedging the gas are required under GAAP to be accounted for under the MTM method of accounting.  The differing accounting treatments can lead to volatility in reported results.  Our quarter-to-date gross margins reflect $8 million of unrealized losses in 2005 and $15 million of unrealized losses in 2004 (representing a $7 million change quarter on quarter) as a result of derivative contracts and the use of MTM accounting.

Partially offsetting these increases was an $8 million decline in financial trading margins.

Other Operating Revenues and Costs of Fuel Resold

The 32 percent increase in Other Operating Revenues was primarily due to the following factors:

•                  A $21 million increase in Commercial’s revenues from coal origination resulting from increases in coal prices and tons of coal sold; and

•                  A $16 million increase in Commercial’s revenues from the sale of synthetic fuel, due in part to revenues from a new facility purchased in the second quarter of 2005.

Costs of fuel resold include Commercial’s costs of coal origination activities and the production of synthetic fuel.  These costs have increased in 2005, which is consistent with the increases in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for Cinergy.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	Cinergy
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$342	$326	$16	5%
Depreciation	130	115	15	13
Taxes other than income taxes	65	57	8	14

Operation and Maintenance

The five percent increase in Operation and maintenance expense was primarily due to the following factors:

•                  Increased regulatory asset amortization of $15 million related to CG&E’s Regulatory Transition Charge (RTC).  This increase reflects accelerated recovery of the regulatory asset due to both (a) the cessation of deferrals for non-residential customers due to the end of the market development period for those customers at the end of 2004 and (b) a reduction in revenues lost from switched customers, which is also recovered through the RTC;

•                  An increase of $11 million in costs at our synthetic fuel facilities primarily related to production costs at a new facility purchased in the second quarter of 2005; and

•                  Increased costs of $5 million associated with the sales of accounts receivable to an unconsolidated affiliate, primarily due to increased fees charged by the buyer of the receivables and an increase in the volume of receivables sold.

These increases were partially offset by the following factors:

•                  A decrease of $6 million in power supply expense primarily related to decreases in brokerage and Midwest Independent System Operator, Inc. (Midwest ISO) administrative fees; and

•                  Costs relating to an information technology system replacement project that occurred in 2004.

Depreciation

The 13 percent increase in Depreciation expense was primarily due to the addition of depreciable plant for pollution control equipment which is recovered from ratepayers.

Taxes other than Income Taxes

The 14 percent increase in Taxes other than income taxes was primarily due to an increase in real estate and personal property taxes.

Miscellaneous Income (Expense) – Net

The increase in Miscellaneous Income (Expense) – Net was primarily due to $15 million in impairment and disposal charges recognized in the third quarter of 2004 on certain investments in the Power Technology and Infrastructure Services Business Unit (Power Technology and Infrastructure).

Interest Expense

The seven percent increase in Interest Expense was primarily due to an increase in amount and in interest rates for our variable rate debt.  This expense was partially offset by interest income received on restricted deposits obtained through these incremental borrowings, which was recorded in Miscellaneous Income (Expense) – Net associated with the additional debt outstanding.

MD&A – 2005 QUARTERLY RESULTS OF OPERATIONS – CG&E

2005 QUARTERLY RESULTS OF OPERATIONS - CG&E

Summary of Results

Net income for CG&E for the quarters ended September 30, 2005, and 2004 was as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Net income	$63	$64	$(1)	(2)%

Net income for CG&E was relatively flat for the third quarter of 2005, as compared to 2004.  The increased electric gross margins due to warmer weather in the third quarter of 2005, as compared to 2004, and rate tariff adjustments resulting from the implementation of the RSP in January 2005 were offset by decreased non-retail margins and increased Operation and maintenance expenses.

Gross Margins

Gross margins for CG&E for the quarters ended September 30, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$336	$312	$24	8%
Gas gross margin(2)	38	40	(2)	(5)

(1)      Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)      Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in CG&E’s service territory for the quarters ended September 30, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change

Cooling degree days(1)	954	552	402	73%
Heating degree days(2)(3)	5	5	—	—

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

Electric Gross Margins

The eight percent increase in CG&E’s electric gross margins was primarily due to:

•                  Higher retail margins of $36 million reflecting:

•                  A $33 million increase resulting from warmer weather in the third quarter of 2005, as compared to 2004; and

•                  A $19 million increase in rate tariff adjustments resulting from implementation of the RSP in January 2005.

Partially offsetting these increases was a $23 million increase in fuel, emission allowance, and purchased power costs attributable to fixed price residential customers.

•                  A $22 million increase in margins from power marketing and trading contracts.

•                  A decline of $34 million in non-retail margins.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes greater than that of the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.  Margins declined due to:

•                  During the third quarter of 2005, we recognized margins of $69 million less than the comparable period in 2004 due to timing differences in revenue recognition between certain components of our generation portfolio.  Emission allowances and the majority of fuel contracts typically follow the accrual method of accounting.  However, GAAP requires that certain forward purchases of coal and forward sales of power (those classified as derivatives) use the MTM method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $72 million of unrealized losses in 2005 and $3 million of unrealized losses in 2004 (representing a $69 million change period to period) as a result of forward purchases of coal and forward sales of power and the use of MTM accounting.  A substantial portion of these unrealized losses are expected to reverse in the fourth quarter of 2005 and the first quarter of 2006.

•                  Higher fuel costs during the quarter.

Partially offsetting these declines were margins of $37 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our non-retail forward power sales commitments.  This gain reflects significant increases in prices of SO2 emission allowances throughout much of 2004 and 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our non-retail forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources to produce the best economic returns for these assets.

Other Operating Revenues and Costs of Fuel Resold

The 48 percent increase in Other Operating Revenues was due to a $20 million increase in revenues from coal origination resulting from increases in coal prices and tons of coal sold.

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

Other Operating Expenses

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$176	$153	$23	15%
Depreciation	46	46	—	—
Taxes other than income taxes	52	45	7	16

Operation and Maintenance

The 15 percent increase in Operation and maintenance expense was primarily due to the following factors:

•                  Increased regulatory asset amortization of $15 million related to CG&E’s RTC.  This increase reflects accelerated recovery of the regulatory asset due to both (a) the cessation of deferrals for non-residential customers due to the end of the market development period for those customers at the end of 2004 and (b) a reduction in revenues lost from switched customers, which is also recovered through the RTC;

•                  Increased costs of $4 million primarily associated with the sales of accounts receivable to an unconsolidated affiliate due to increased fees charged by the buyer of the receivables and an increase in the volume in receivables sold; and

•                  An increase of $4 million of labor expenses primarily resulting from employee incentives was partially offset by a decrease in severance payments.

Taxes other than Income Taxes

The 16 percent increase in Taxes other than income taxes was primarily due to increases in property taxes and increases in gross receipts taxes.

Income Taxes

The effective income tax rate decreased for the quarter ended September 30, 2005, as compared to 2004.  The decrease was primarily a result of finalizing the 2004 tax return and other reconciliation adjustments.

MD&A – 2005 QUARTERLY RESULTS OF OPERATIONS – PSI

2005 QUARTERLY RESULTS OF OPERATIONS - PSI

Summary of Results

Net income for PSI for the quarters ended September 30, 2005, and 2004 was as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)

Net income	$66	$48	$18	38%

The increase in net income was primarily due to warmer weather in the third quarter of 2005, as compared to 2004.  This increase was partially offset by an increase in depreciation primarily due to the addition of pollution control equipment.

Electric Gross Margins

Gross margins for PSI for the quarters ended September 30, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$338	$296	$42	14%

(1)          Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in PSI’s service territory for the quarters ended September 30, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change

Cooling degree days(1)	877	536	341	64%
Heating degree days(2)(3)	6	4	2	50

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

The 14 percent increase in PSI’s electric gross margins was primarily due to the following factors:

•                  A $24 million increase resulting from warmer weather in the third quarter of 2005, as compared to 2004;

•                  A $6 million increase resulting from growth in non-weather related demand; and

•                  A $5 million increase in non-retail margins, primarily attributable to margins realized from wholesale sales from generation available after serving regulated retail customers.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for PSI.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	PSI
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$113	$119	$(6)	(5)%
Depreciation	66	55	11	20
Taxes other than income taxes	12	10	2	20

Operation and Maintenance

The five percent decrease in Operation and maintenance expense was primarily due to the following factors:

•                  Decreased labor expenses of $5 million related to decreased severance payments and employee incentive costs; and

•                  A decrease of outside services costs of $4 million primarily related to decreased litigation and other consulting costs.

These decreases are partially offset by increased costs associated with the sales of accounts receivable to an unconsolidated affiliate primarily related to increased fees charged by the buyer of the receivables and an increase in the volume of receivables sold.

Depreciation

The 20 percent increase in Depreciation expense was primarily due to the addition of depreciable plant for pollution control equipment which is recovered from ratepayers.

Interest Expense

The 18 percent increase in Interest Expense was primarily due to an increase in average long-term debt outstanding and an increase in interest rates for our variable rate debt.  This expense was partially offset by interest income received on restricted deposits obtained through these incremental borrowings, which was recorded in Miscellaneous Income – Net associated with the additional debt outstanding.

MD&A – 2005 YEAR TO DATE RESULTS OF OPERATIONS - CINERGY

2005 YEAR TO DATE RESULTS OF OPERATIONS – CINERGY

Given the dynamics of our business, which include regulatory revenues with directly offsetting expenses and commodity trading operations for which results are primarily reported on a net basis, we have concluded that a discussion of our results on a gross margin basis is most appropriate.  Electric gross margins represent electric operating revenues less the related direct costs of fuel, emission allowances, and purchased power.  Gas gross margins represent gas operating revenues less the related direct cost of gas purchased.  Within each of these areas, we will discuss the key drivers of our results.  Gross margins for Cinergy for Regulated and Commercial for the nine months ended September 30, 2005, and 2004 were as follows:

	Cinergy
	Regulated				Commercial
	2005	2004	Change	% Change	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$1,388	$1,243	$145	12%	$509	$504	$5	1%
Gas gross margin(2)	179	188	(9)	(5)	3	45	(42)	(93)

(1)       Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)       Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days are metrics commonly used in the utility industry as a measure of the impact weather has on results of operations.  Cooling degree days and heating degree days in Cinergy’s service territory for the nine months ended September 30, 2005, and 2004 were as follows:

	Cinergy
	2005	2004	Change	% Change

Cooling degree days(1)	1,252	880	372	42%
Heating degree days(2)(3)	2,325	2,450	(125)	(5)

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

Regulated

Gross Margins

The 12 percent increase in Regulated’s electric gross margins was primarily due to the following factors:

•                  A $68 million increase resulting from a higher price received per megawatt hour (MWh) in the first half of 2005 due primarily to PSI’s 2004 base retail electric rate increase;

•                  A $42 million increase resulting primarily from warmer weather in the third quarter of 2005, as compared to 2004;

•                  A $16 million increase in PSI’s non-retail margins, primarily resulting from reduced fuel expense reflecting adjustments to PSI’s cost of synthetic fuel; and

•                  A $9 million increase due to growth in non-weather related demand.

These increases were partially offset by a decline of $15 million reflecting rate reductions associated with a property tax adjustment for PSI.

The five percent decrease in Regulated’s gas gross margins was due, in part, to a decline in non-weather related demand.

Commercial

Gross Margins

The one percent increase in Commercial’s electric gross margins was primarily due to:

•                  A $29 million increase in margins from power marketing and trading contracts.

•                  Higher retail margins of $7 million reflecting:

•                  A $31 million increase resulting from implementation of CG&E’s RSP in January 2005; and

•                  A $9 million increase resulting primarily from warmer weather in the third quarter of 2005, as compared to 2004.

Also contributing to retail margins were increased volumes, due in part to the return of certain CG&E retail customers to full electric service.  Partially offsetting these increases was a $40 million increase in fuel, emission allowance, and purchased power costs attributable to CG&E’s fixed price residential customers.

•                  A $31 million decline in non-retail margins, caused primarily by higher fuel costs.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes greater than that of the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.

During 2005, we recognized margins of $107 million less than the comparable period in 2004 due to timing differences in revenue recognition between certain components of our generation portfolio.  Emission allowances and the majority of fuel contracts typically follow the accrual method of accounting.  However, GAAP requires that certain forward purchases of coal and forward sales of power (those classified as derivatives) use the MTM method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $104 million of unrealized losses in 2005 and $3 million of unrealized gains in 2004 (representing a $107 million change period to period) as a result of forward purchases of coal and forward sales of power and the use of MTM accounting.  A substantial portion of these unrealized losses are expected to reverse in the fourth quarter of 2005 and the first quarter of 2006.

Largely offsetting these declines were margins of $103 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our non-retail forward power sales commitments.  This gain reflects significant increases in prices of SO2 emission allowances throughout much of 2004 and 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our non-retail forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources to produce the best economic returns for these assets.

The 93 percent decrease in Commercial’s gas gross margins was primarily due to the following factors:

•                  A $35 million decrease in financial trading margins primarily from trading results in the second quarter of 2005; and

•                  An $11 million decrease due to timing differences in revenue recognition between physical storage activities and the associated derivative contracts that hedge the physical storage. These agreements with pipelines to store natural gas and deliver in a future period with higher prices (typically winter) follow the accrual method of accounting.  However, the derivative contracts hedging the gas are required under GAAP to be accounted for under the MTM method of accounting.  The differing accounting treatments can lead to volatility in reported results.  Our year-to-date gross margins reflect $25 million of unrealized losses in 2005 and $14 million of unrealized losses in 2004 (representing an $11 million change period to period) as a result of derivative contracts and the use of MTM accounting.

Partially offsetting these decreases was a $13 million increase in physical trading margins primarily resulting from favorable price movements in the third quarter of 2005.

Other Operating Revenues and Costs of Fuel Resold

The 40 percent increase in Other Operating Revenues was primarily due to the following factors:

•                  A $79 million increase in Commercial’s revenues from coal origination resulting from increases in coal prices and tons of coal sold; and

•                  A $42 million increase in Commercial’s revenues from the sale of synthetic fuel primarily reflecting revenues from a new facility purchased in the second quarter of 2005.

Partially offsetting these increases was a $15 million decrease in revenues from non-regulated energy service subsidiaries.

Costs of fuel resold include Commercial’s costs of coal origination activities and the production of synthetic fuel.  These costs have increased in 2005, which is consistent with the increases in the associated revenues as previously discussed.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for Cinergy.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	Cinergy
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$1,025	$969	$56	6%
Depreciation	387	334	53	16
Taxes other than income taxes	209	204	5	2

Operation and Maintenance

The six percent increase in Operation and maintenance expense was primarily due to the following factors:

•                  Increased regulatory asset amortization of $27 million related to CG&E’s RTC.  This increase reflects accelerated recovery of the regulatory asset due to both (a) the cessation of deferrals for non-residential customers due to the end of the market development period for those customers at the end of 2004 and (b) a reduction in revenues lost from switched customers, which is also recovered through the RTC;

•                  An increase of $13 million in costs at our synthetic fuel facilities primarily related to production costs at a new facility purchased in the second quarter of 2005;

•                  Expenses of $13 million related to outside services costs for the pending Duke-Cinergy merger;

•                  Increased costs of $10 million associated with the sales of accounts receivable to an unconsolidated affiliate primarily due to increased fees charged by the buyer of the receivables and an increase in the volume of receivables sold; and

•                  Increased labor costs due to severance payments of $9 million.

These increases were partially offset by decreased employee incentive costs of $12 million and a decrease in outside service costs of $10 million related to our continuous improvement initiative in 2004.

Depreciation

The 16 percent increase in Depreciation expense was primarily due to (a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, (b) recovery of deferred depreciation costs, and (c) the addition of depreciable plant for pollution control equipment, all of which are recovered from ratepayers.

Equity in Earnings of Unconsolidated Subsidiaries

The 39 percent increase in Equity in Earnings of Unconsolidated Subsidiaries is primarily due to $5 million in equity in earnings of a cogeneration project that became fully operational in April of 2004.

Miscellaneous Income (Expense) – Net

The increase in Miscellaneous Income (Expense) – Net was due to $49 million in impairment and disposal charges recognized in the first nine months of 2004 on certain investments in Power Technology and Infrastructure.  The increase was partially offset by $8 million in gains on the sale of other investments during 2004.

Income Taxes

The effective income tax rate decreased for the nine months ended September 30, 2005, as compared to 2004.  The decrease was primarily a result of an increase in the amount of estimated annual tax credits associated with the production and sale of synthetic fuel.  Cinergy’s 2005 effective tax rate is expected to be approximately 22 percent.

MD&A – 2005 YEAR TO DATE RESULTS OF OPERATIONS – CG&E

2005 YEAR TO DATE RESULTS OF OPERATIONS - CG&E

Summary of Results

Net income for CG&E for the nine months ended September 30, 2005, and 2004 was as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Net income	$201	$197	$4	2%

Net income for CG&E was relatively flat for the first nine months of 2005, as compared to 2004.  Net income increased due to increased rate tariff adjustments resulting from implementation of the RSP in January 2005 and increased margins due to warmer weather in the third quarter of 2005, as compared to 2004.

These increases were partially offset by increased fuel, emission allowances, and purchased power costs attributable to fixed price residential customers and increased Operation and maintenance expense due primarily to increased regulatory asset amortization and increased expenses related to the pending Duke-Cinergy merger.

Gross Margins

Gross margins for CG&E for the nine months ended September 30, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$960	$914	$46	5%
Gas gross margin(2)	181	188	(7)	(4)

(1)          Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

(2)          Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in CG&E’s service territory for the nine months ended September 30, 2005, and 2004 were as follows:

	CG&E and subsidiaries
	2005	2004	Change	% Change

Cooling degree days(1)	1,294	879	415	47%
Heating degree days(2)(3)	2,218	2,391	(173)	(7)

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

Electric Gross Margins

The five percent increase in CG&E’s electric gross margins was primarily due to:

•                  Higher retail margins of $48 million reflecting:

•                  A $39 million increase in rate tariff adjustments resulting from implementation of the RSP in January 2005; and

•                  A $30 million increase resulting primarily from warmer weather in the third quarter of 2005, as compared to 2004.

Also contributing to retail margins were increased volumes, due in part to the return of certain retail customers to full electric service.  Partially offsetting these increases was a $40 million increase in fuel, emission allowance, and purchased power costs attributable to fixed price residential customers.

•                  A $29 million increase in margins from power marketing and trading contracts.

•                  A $31 million decline in non-retail margins, caused primarily by higher fuel costs.  We actively manage our non-regulated generation portfolio through a mix of real-time and forward sales of power and the corresponding purchase of fuel (primarily coal) and emission allowances.  When power is sold forward, we typically purchase the fuel and emission allowances required to produce the power, thereby locking in our eventual margin at the time of delivery.  The market values of these commodities change independently over time. At times, the value of the fuel and emission allowances becomes greater than that of the output of electricity.  In these instances, we will purchase forward power to be used to deliver against forward power sales, and in turn sell the fuel and/or emission allowances.

During 2005, we recognized margins of $107 million less than the comparable period in 2004 due to timing differences in revenue recognition between certain components of our generation portfolio.  Emission allowances and the majority of fuel contracts typically follow the accrual method of accounting.  However, GAAP requires that certain forward purchases of coal and forward sales of power (those classified as derivatives) use the MTM method of accounting.  This differing accounting treatment for the various components of the generation portfolio can lead to volatility in reported results.  Our gross margins reflect $104 million of unrealized losses in 2005 and $3 million of unrealized gains in 2004 (representing a $107 million change period to period) as a result of forward purchases of coal and forward sales of power and the use of MTM accounting.  A substantial portion of these unrealized losses are expected to reverse in the fourth quarter of 2005 and the first quarter of 2006.

Largely offsetting these declines were margins of $103 million more than the comparable period in 2004 as a result of selling emission allowances which were no longer needed to meet our non-retail forward power sales commitments.  This gain reflects significant increases in prices of SO2 emission allowances throughout much of 2004 and 2005.  Based on projected generation, we have sufficient fuel and emission allowances to meet our non-retail forward power sales commitments over the next several years, and we will continue to evaluate and optimize our generation resources to produce the best economic returns for these assets.

Gas Gross Margins

The four percent decrease in CG&E’s gas gross margins was due, in part, to a decline in non-weather related demand.

Other Operating Revenues and Costs of Fuel Resold

The increase in Other Operating Revenues was due to a $91 million increase in revenues from coal origination resulting from increases in coal prices and tons of coal sold.

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

Other Operating Expenses

	CG&E and subsidiaries
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$510	$453	$57	13%
Depreciation	136	136	—	—
Taxes other than income taxes	163	159	4	3

Operation and Maintenance

The 13 percent increase in Operation and maintenance expense was primarily due to the following factors:

•                  Increased regulatory asset amortization of $27 million related to CG&E’s RTC.  This increase reflects accelerated recovery of the regulatory asset due to both (a) the cessation of deferrals for non-residential customers due to the end of the market development period for those customers at the end of 2004 and (b) a reduction in revenues lost from switched customers, which is also recovered through the RTC;

•                  Expenses of $11 million related to outside service costs for the pending Duke-Cinergy merger;

•                  Increased labor expenses of $7 million primarily resulting from employee incentive costs and severance payments; and

•                  Increased costs of $7 million primarily associated with the sales of accounts receivable to an unconsolidated affiliate primarily related to increased fees charged by the buyer of the receivables and an increase in the volume of receivables sold.

These increases were partially offset by a decrease in outside service costs of $5 million related to our continuous improvement initiative in 2004.

Taxes other than Income Taxes

The three percent increase in Taxes other than income taxes was primarily due to increases in gross receipts taxes.

Interest Expense

The seven percent increase in Interest Expense was primarily due to an increase in average long-term debt outstanding and an increase in interest rates for our variable rate debt.

Income Taxes

The effective income tax rate decreased for the nine months ended September 30, 2005, as compared to 2004.  The decrease was primarily a result of a change in Ohio law to phase-out the Ohio franchise tax and finalizing the 2004 tax return.  The phase-out of the Ohio franchise tax resulted in the elimination of state income tax deferrals under GAAP thus reducing the effective income tax rate during the period.  See “Ohio Taxes” in “Future Expectation/Trends” for additional information.

MD&A – 2005 YEAR TO DATE RESULTS OF OPERATIONS – PSI

2005 YEAR TO DATE RESULTS OF OPERATIONS - PSI

Summary of Results

Net income for PSI for the nine months ended September 30, 2005, and 2004 was as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)

Net income	$151	$115	$36	31%

The increase in net income was primarily due to the impact of PSI’s 2004 base retail electric rate increase and warmer weather in the third quarter of 2005, as compared to 2004.

These increases were partially offset by an increase in depreciation due to increased depreciation rates and the addition of depreciable plant.

Electric Gross Margins

Gross margins for PSI for the nine months ended September 30, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$926	$817	$109	13%

(1)   Electric gross margin is calculated as Electric operating revenues less Fuel, emission allowances, and purchased power expense from the Condensed Consolidated Statements of Income.

Cooling degree days and heating degree days in PSI’s service territory for the nine months ended September 30, 2005, and 2004 were as follows:

	PSI
	2005	2004	Change	% Change

Cooling degree days(1)	1,210	880	330	38%
Heating degree days(2)(3)	2,432	2,509	(77)	(3)

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

The 13 percent increase in PSI’s electric gross margins was primarily due to the following factors:

•                  A $68 million increase resulting from a higher price received per MWh in the first half of 2005 due primarily to PSI’s 2004 base retail electric rate increase;

•                  A $21 million increase resulting primarily from warmer weather in the third quarter of 2005, as compared to 2004;

•                  A $16 million increase in non-retail margins, primarily resulting from reduced fuel expense reflecting adjustments to PSI’s cost of synthetic fuel; and

•                  A $9 million increase due to growth in non-weather related demand.

These increases were partially offset by a decline of $15 million reflecting rate reductions associated with a property tax adjustment.

The following explanations correspond with the line items on the Condensed Consolidated Statements of Income for PSI.  However, only the line items that varied significantly from prior periods are discussed.

Other Operating Expenses

	PSI
	2005	2004	Change	% Change
	(in millions)

Operation and maintenance	$356	$350	$6	2%
Depreciation	199	159	40	25
Taxes other than income taxes	38	41	(3)	(7)

Operation and Maintenance

The two percent increase in Operation and maintenance expense was primarily due to various increases in operating costs and increased distribution system maintenance cost.  These increases were partially offset by decreased regulatory commission expenses and decreased labor costs primarily related to employee incentives.

Depreciation

The 25 percent increase in Depreciation expense was primarily due to (a) higher depreciation rates, as a result of changes in useful lives of production assets and an increased rate for cost of removal, (b) recovery of deferred depreciation costs, and (c) the addition of depreciable plant for pollution control equipment, all of which are recovered from ratepayers.

Miscellaneous Income – Net

The increase in Miscellaneous Income – Net was primarily due to an increase in the rate for allowance for funds used during construction and interest income on restricted deposits.

Interest Expense

The 22 percent increase in Interest Expense was primarily due to an increase in average long-term debt outstanding and an increase in interest rates for our variable rate debt.  This expense was partially offset by interest income received on restricted deposits obtained through these incremental borrowings, which was recorded in Miscellaneous Income – Net associated with the additional debt outstanding.

MD&A – 2005 YEAR TO DATE RESULTS OF OPERATIONS – ULH&P

2005 YEAR TO DATE RESULTS OF OPERATIONS - ULH&P

Summary of Results

The Results of Operations discussion for ULH&P is presented only for the nine months ended September 30, 2005, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas gross margins and net income for ULH&P for the nine months ended September 30, 2005, and 2004 were as follows:

	ULH&P
	2005	2004	Change	% Change
	(in millions)

Electric gross margin(1)	$55	$52	$3	6%
Gas gross margin(2)	32	32	—	—
Net income	9	13	(4)	(31)

(1)          Electric gross margin is calculated as Electric operating revenues less Electricity purchased from parent company for resale expense from the Condensed Statements of Income.

(2)          Gas gross margin is calculated as Gas operating revenues less Gas purchased expense from the Condensed Statements of Income.

The six percent increase in electric gross margins was primarily due to increased demand caused by warmer weather in the third quarter of 2005, as compared to 2004.  Gas gross margins remained flat as an increase in rate tariff adjustments associated with the gas main replacement program and the demand-side management program, which encourages efficient customer gas usage, was partially offset by a decline in non-weather related demand.

The 31 percent decrease in net income was partially due to higher operation and maintenance costs associated with the transmission of electricity.  Operation and maintenance cost also increased due to increased expense related to the pending Duke-Cinergy merger and increased costs associated with sales of accounts receivables to an unconsolidated affiliate.  Also contributing to the decrease in net income were increased property taxes.  There were also increases in Interest Expense related to an increase in average long-term debt outstanding.  These decreases were partially offset by the increase in electric gross margins as previously discussed.

MD&A - LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements

Environmental Issues

Environmental Protection Agency Regulations

In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR) which would require states to revise their State Implementation Plan (SIP) by September 2006 to address alleged contributions to downwind non-attainment with the revised National Ambient Air Quality Standards for ozone and fine particulate matter.  The rule established a two-phase, regional cap and trade program for SO2 and NOX, affecting 28 states, including Ohio, Indiana, and Kentucky, and requires SO2 and NOX emissions to be cut 70 percent and 65 percent, respectively, by 2015.  At the same time, the EPA issued the Clean Air Mercury Rule (CAMR) which requires reductions in mercury emissions from coal-fired power plants beginning in 2010.  The final regulation also adopts a two-phase cap and trade approach that requires mercury emissions to be cut by 70 percent by 2018.  SIPs must comply with the prescribed reduction levels under CAIR and CAMR; however, the states have the ability to introduce more stringent requirements if desired.  Under both CAIR and CAMR, companies have flexible compliance options including installation of pollution controls on large plants where such controls are particularly efficient and utilization of emission allowances for smaller plants where controls are not cost effective.  In August 2005, the EPA proposed a Federal Implementation Plan (FIP) to act as a backstop to ensure that states implement the CAIR in a timely manner.  If a state fails to develop a CAIR SIP, the EPA intends to finalize the FIP in time to implement phase 1 of CAIR for the state by 2009 and 2010 for NOX and SO2, respectively.  Numerous states, environmental organizations, industry groups, including some of which Cinergy is a member, and individual companies have challenged various portions of both rules.  Those challenges are currently pending in the Federal Circuit Court for the District of Columbia.  On October 21, 2005, the EPA agreed to reconsider certain aspects of the CAMR and the determination not to regulate mercury under Section 112 of the Clean Air Act (CAA).  At this time we cannot predict the outcome of these matters.

Over the 2005-2009 time period, we expect to spend approximately $1.8 billion to reduce mercury, SO2, and NOX emissions.  These estimates include estimated costs to comply at plants that we own but do not operate and could change when taking into consideration compliance plans of co-owners or operators involved.  Moreover, as market conditions change, additional compliance options may become available and our plans will be adjusted accordingly.  Approximately 60 percent of these estimated environmental costs would be incurred at PSI’s coal-fired plants, for which recovery would be pursued in accordance with regulatory statutes governing environmental cost recovery.  See “PSI Environmental Compliance Case” in “Future Expectations/Trends” for more details.  CG&E would receive partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its recently approved RSP.  See “CG&E Electric Rate Filing” in “Future Expectations/Trends” for more details.

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

In July 2005, the EPA issued its final regional haze rules and implementing guidelines in response to a 2002 judicial ruling overturning key provisions of the original program.  The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas.  The EPA has announced that it can foresee no circumstances where the requirements of the regional haze rule would require utility controls beyond those required under CAIR.  The EPA also found that states participating in the CAIR cap and trade program need not require electric generating units to adhere to best available retrofit technology requirements.  The states have until December 2007 to finalize their SIPs addressing compliance with EPA regulations.  The states may choose to implement more stringent guidelines than promulgated by the EPA, and therefore it is not possible to predict whether the regional haze rule will have a material effect on our financial position or results of operations.

Clear Skies Legislation

President Bush has proposed environmental legislation that would combine a series of CAA requirements, including the recent mercury, SO2, and NOX reduction regulations for coal-fired power plants with a legislative solution that includes trading and specific emissions reductions and timelines to meet those reductions.  The President’s “Clear Skies Initiative” would seek an overall 70 percent reduction in emissions from power plants over a phased-in reduction schedule beginning in 2010 and continuing through 2018.  When the Clear Skies Initiative was stalled in Congress, the EPA finalized the CAIR and CAMR regulations to accomplish Clear Skies’ goals within the existing framework of the CAA.  Clear Skies has been reintroduced in the Senate in 2005, but its prospects for passage are uncertain in the current session.  At this time, we cannot predict whether this or any multi-emissions bill will be passed.

Energy Bill

A comprehensive energy bill (the Energy Policy Act of 2005) passed Congress in July 2005 and was signed by President Bush on August 8, 2005.  The bill, among other things:

•                  Repeals PUHCA effective six months after the bill’s enactment (i.e., February 9, 2006);

•                  Amends certain provisions of the Federal Power Act, including new provisions related to consumer protection and enforcement and expands FERC’s authority to impose civil and criminal penalties for, among other things, reliability infractions and power trading irregularities;

•                  Revises the Public Utility Regulatory Policies Act of 1978, including the removal of restrictions on ownership by electric utilities of qualifying facilities and the removal of the utility’s requirement to purchase power from facilities under certain circumstances;

•                  Provides FERC with expanded authority in the electric industry to review mergers, acquisitions and asset dispositions, effective six months after the bill’s enactment;

•                  Provides FERC with authority to oversee and enforce, through the creation of a new Electric Reliability Organization, reliability standards, and promotes rules that provide incentives to enhance transmission facilities;

•                  Includes tax incentives for the development of wind and other renewable technologies;

•                  Includes tax incentives for integrated coal gasification combined cycle (IGCC) facilities; and

•                  Accelerates the tax depreciation rates for pollution control equipment on power plants built after 1975.

Under terms of the bill, Cinergy’s pending merger with Duke is grandfathered under existing FERC authority.  In addition, the bill authorizes a significant number of programs and grants that may be of help in, among other things, lowering the cost of adding IGCC facilities and furthering carbon sequestration activities.  However, those authorizations must be appropriated next year by Congress.  It is too early to determine if any of the programs will be appropriated dollars in order to carry them out, or if Cinergy will be a direct beneficiary of those programs.  At this time, it is too early to predict the overall impact this new legislation will have on our financial position or results of operations.

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

•                  Zimmer Station Lawsuit

•                  Manufactured Gas Plant Sites

•                  Asbestos Claims Litigation

Pension and Other Postretirement Benefits

Cinergy maintains qualified defined benefit pension plans covering substantially all United States employees meeting certain minimum age and service requirements.  Plan assets consist of investments in equity and debt securities.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended (ERISA).  Although mitigated by strong performance in 2003 and 2004, ongoing retiree payments and the decline in market value of the investment portfolio in 2002 reduced the assets held in trust to satisfy plan obligations.  Additionally, continuing low long-term interest rates have increased the liability for funding purposes.  As a result of these events, our near term funding targets have increased substantially.  Cinergy has adopted a five-year plan to reduce, or eliminate, the unfunded pension obligation initially measured as of January 1, 2003.  This unfunded obligation will be recalculated as of January 1 of each year in the five-year plan.  Because this unfunded obligation is the difference between the liability determined actuarially on an ERISA basis and the fair value of plan assets, the liability determined by this calculation is different than the pension liability calculated for accounting purposes reported on Cinergy’s Condensed Consolidated Balance Sheets.

Cinergy’s minimum required contributions in calendar year 2004 totaled $16 million.  Actual contributions in 2004 were $117 million, reflecting additional discretionary contributions of $101 million under the aforementioned five-year plan.  Due to the significant 2004 and previous calendar year contributions, Cinergy’s minimum required contributions in calendar year 2005 are zero.  Actual discretionary contributions for the nine months ended September 30, 2005 were $102 million, which is an increase from the $72 million disclosed in the 2004 10-K.  This $30 million increase is primarily the result of a change in the retirement age assumption which increased the near-term funding estimates.  Cinergy may consider making discretionary contributions in 2006 and future periods; however, at this time, we are unable to determine the amount of those contributions.  Estimated contributions fluctuate based on changes in market performance of plan assets and actuarial assumptions.  Absent the occurrence of interim events that could materially impact these targets, we will update our expected target contributions annually as the actuarial funding valuations are completed and make decisions about future contributions at that time.

Other Investing Activities

Our ability to invest in growth initiatives is limited by certain legal and regulatory requirements, including the PUHCA.  The PUHCA limits the types of non-utility businesses in which Cinergy and other registered holding companies under the PUHCA can invest as well as the amount of capital that can be invested in permissible non-utility businesses.  These investment restrictions will terminate upon the repeal of PUHCA.  For a discussion of the PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”  Also, the timing and amount of investments in the non-utility businesses is dependent on the development and favorable evaluations of opportunities.  Under the PUHCA restrictions, we are allowed to invest, or commit to invest, in certain non-utility businesses, including:

•                  Exempt Wholesale Generators (EWG) and Foreign Utility Companies (FUCO)

An EWG is an entity, certified by the FERC, devoted exclusively to owning and/or operating, and selling power from one or more electric generating facilities.  An EWG whose generating facilities are located in the United States is limited to making only wholesale sales of electricity.  An entity claiming status as an EWG must provide notification thereof to the SEC under the PUHCA.

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

In June 2005, the SEC issued an order under PUHCA authorizing Cinergy to invest (including by way of guarantees) an aggregate amount in EWGs and FUCOs equal to the sum of (1) our average consolidated retained earnings from time to time plus (2) $2 billion through the earlier of (a) the closing of the pending Duke-Cinergy merger or (b) June 23, 2006.  As of September 30, 2005, we had invested or committed to invest $0.7 billion in EWGs and FUCOs, leaving available investment capacity under the order of $2.9 billion.

•                  Qualifying Facilities and Energy-Related Non-Utility Entities

SEC regulations under the PUHCA permit Cinergy and other registered holding companies to invest and/or guarantee an amount equal to 15 percent of consolidated capitalization (consolidated capitalization is the sum of Notes payable and other short-term obligations, Long-term debt (including amounts due within one year), Cumulative Preferred Stock of Subsidiaries, and Total Common Stock Equity) in domestic qualifying cogeneration and small power production plants (qualifying facilities) and certain other domestic energy-related non-utility entities.  At September 30, 2005, we had invested and/or guaranteed $1.3 billion of the $1.5 billion available.  In August 2004, Cinergy filed an application with the SEC requesting authority under the PUHCA to increase its investment and/or guarantee authority by $2 billion above the current authorized amount.  In light of our existing unused capacity, together with the repeal of PUHCA and the pending merger with Duke, Cinergy withdrew this application in the third quarter of 2005.

•                  Energy-Related Assets

Cinergy has been granted SEC authority under the PUHCA to invest up to $1 billion in non-utility Energy-Related Assets within the United States, Canada, and Mexico.  Energy-Related Assets include natural gas exploration, development, production, gathering, processing, storage and transportation facilities and equipment, liquid oil reserves and storage facilities, and associated assets, facilities, and equipment, but would exclude any assets, facilities, or equipment that would cause the owner or operator thereof to be deemed a public utility company.  As of September 30, 2005, we did not have any investments in these Energy-Related Assets.

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

At September 30, 2005, we had invested $30 million in Infrastructure Services companies.

Guarantees

On June 23, 2005, the SEC issued an order under the PUHCA authorizing Cinergy Corp. to provide guarantees in an aggregate amount not to exceed $3.0 billion.  For a discussion of the PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”  As of September 30, 2005, we had $1.2 billion outstanding under the guarantees issued, of which 81 percent represents guarantees of obligations reflected on Cinergy’s Condensed Consolidated Balance Sheets.  The amount outstanding represents Cinergy Corp.’s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.

See Note 9(c)(iv) of the “Notes to Condensed Financial Statements” in “Item 1. Financial Statements” for a discussion of guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45).  Interpretation 45 requires disclosure of maximum potential liabilities for guarantees issued on behalf of unconsolidated subsidiaries and joint ventures and under indemnification clauses in various contracts.  The Interpretation 45 disclosure differs from the PUHCA restrictions in that it requires a calculation of maximum potential liability, rather than actual amounts outstanding; it excludes guarantees issued on behalf of consolidated subsidiaries and it includes potential liabilities under indemnification clauses.

Marketing & Trading Liquidity Risks

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade.  Based upon our September 30, 2005 trading portfolio, if such an event were to occur, Cinergy would be required, based on contractual provisions, to post up to $551 million in additional collateral related to its gas and power trading operations, of which $108 million is related to CG&E.

As a consequence of rising commodity prices, as of September 30, 2005, Cinergy has posted $481 million in total cash collateral, of which $240 million is related to CG&E, and received total cash collateral of $387 million, of which $260 million is related to CG&E.  Also, Cinergy has posted non-cash collateral in the form of letters of credit totaling $232 million, of which $225 million is related to CG&E, and received letters of credit totaling $482 million, of which $136 million is related to CG&E.

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

Notes Payable and Other Short-term Obligations

We are required to secure authority to issue short-term debt from the SEC under the PUHCA and from the PUCO.  The SEC under the PUHCA regulates the issuance of short-term debt by Cinergy Corp., PSI, and ULH&P.  The PUCO has regulatory jurisdiction over the issuance of short-term debt by CG&E. For a discussion of the PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”

	Short-term Regulatory Authority September 30, 2005
	(in millions)
	Authority		Outstanding
Cinergy Corp.	$4,000	(1)	$874
CG&E and subsidiaries	665	(2)	205
PSI	600		373
ULH&P	65	(2)	10

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

Cinergy Corp.’s short-term borrowings consist primarily of unsecured revolving lines of credit and the sale of commercial paper.  Cinergy Corp.’s revolving credit facility and commercial paper program also support the short-term borrowing needs of CG&E, PSI, and ULH&P.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following table summarizes our Notes payable and other short-term obligations and Notes payable to affiliated companies:

	Short-term Borrowings
	September 30, 2005
					Available
					Revolving
	Established			Standby	Lines of
	Lines	Outstanding	Unused	Liquidity(1)	Credit
	(in millions)

Cinergy
Cinergy Corp.
Revolving line(2)	$2,000	$—	$2,000	$1,102	$898
Uncommitted lines	40	—	40
Commercial paper(3)		874

Utility operating companies
Uncommitted lines	75	—	75
Pollution control notes		248

Non-regulated subsidiaries
Revolving lines(4)	162	45	117	—	117
Short-term debt		7
Pollution control notes		25

Cinergy Total		$1,199			$1,015

CG&E and subsidiaries
Uncommitted lines	$15	$—	$15
Pollution control notes		112
Money pool		205

CG&E Total		$317

PSI
Uncommitted lines	$60	$—	$60
Pollution control notes		136
Money pool		373

PSI Total		$509

ULH&P
Money pool		$10

ULH&P Total		$10

(1)   Standby liquidity is reserved against the revolving line of credit to support the commercial paper program and outstanding letters of credit (currently $874 million and $228 million, respectively).

(2)   Consists of a five-year facility which was entered into in September 2005, matures in September 2010, and contains $500 million sublimits each for CG&E and PSI, and a $65 million sublimit for ULH&P (which may be increased to $100 million upon the completion of its pending transaction with CG&E in which ULH&P will acquire interests in three of CG&E’s electric generating stations.  See “Regulatory Outlook – Kentucky” in “Future Expectations/Trends” for further information regarding this transaction.).

(3)   Cinergy Corp.’s commercial paper program limit is $1.5 billion.  The commercial paper program is supported by Cinergy Corp.’s revolving lines of credit.

(4)   Of the $162 million, $150 million relates to a three-year senior revolving credit facility that Cinergy Canada, Inc. entered into in December 2004 and that matures in December 2007.

Short-term Notes

In September 2005, Cinergy Corp., CG&E, PSI, and ULH&P entered into a five-year revolving credit facility with a termination date of  September 2010 which can be extended twice, each extension for an additional one-year period.  The new credit agreement replaces two existing credit agreements, one dated April 2004 and one dated December 2004.

The new credit agreement provides that the pending merger between Duke and Cinergy Corp. will not be considered a fundamental change or a “Change of Control” for purposes of the credit agreement.

For purposes of making borrowings the new credit agreement does not require certain environmental, litigation or material adverse change representations and warranties that were in the credit agreements it replaced.

At September 30, 2005, Cinergy Corp. had $898 million remaining unused and available capacity relating to its $2 billion revolving credit facility.  The revolving credit facility includes the following:

Credit Facility	Expiration	Established Lines	Outstanding and Committed	Unused and Available
		(in millions)

Five-year senior revolving	September 2010
Commercial paper support			$874
Letter of credit support			228
Total(1)		$2,000	1,102	$898

(1)          In September 2005, Cinergy Corp. successfully placed a $2 billion senior unsecured revolving credit facility which replaced the $1 billion five-year facility, set to expire in December 2009, and the $1 billion three-year facility, set to expire in April 2007.  CG&E and PSI each have $500 million borrowing sublimits on this facility, and ULH&P has a $65 million borrowing sublimit on this facility (which may be increased to $100 million upon the completion of its pending transaction with CG&E in which ULH&P will acquire interests in three of CG&E’s electric generating stations.  See Note 12(a) for further information regarding this transaction.)

In our credit facility, Cinergy Corp. has covenanted to maintain:

•                  a consolidated net worth of $2 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of CG&E’s $500 million sublimit under the $2 billion five-year credit facility, CG&E has covenanted to maintain:

•                  a consolidated net worth of $1 billion; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of PSI’s $500 million sublimit under the $2 billion five-year credit facility, PSI has covenanted to maintain:

•                  a consolidated net worth of $900 million; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

As part of ULH&P’s $65 million sublimit under the $2 billion five-year credit facility, ULH&P has covenanted to maintain:

•                  a consolidated net worth of $150 million, provided that in the event that the sublimit has been increased to $100 million the consolidated net worth would be $200 million; and

•                  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

A breach of these covenants could result in the termination of the credit facility and the acceleration of the related indebtedness.  In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

•                  bankruptcy;

•                  defaults in the payment of other indebtedness; and

•                  judgments against the company that are not paid or insured.

The latter two events, however, are subject to dollar-based materiality thresholds.  As of September 30, 2005, Cinergy, CG&E, PSI, and ULH&P are in compliance with all of their debt covenants.

Variable Rate Pollution Control Notes

In October 2005, PSI borrowed the proceeds from the Indiana Finance Authority’s issuance of $50 million principal amount of its Environmental Revenue Bonds, Series 2005B, due October 1, 2040. Holders of the Series 2005B Bonds are entitled to credit enhancement in the form of a standby letter of credit, which if drawn upon, provides for the payment of both interest and principal on the Series 2005B Bonds.  The initial interest rate for the Series 2005B Bonds was 2.75% and is reset weekly. Because the holders have the right to have their Bonds redeemed on a weekly basis, they are classified as Notes payable and other short-term obligations.  PSI is using the proceeds from these borrowings to assist in the acquisition and construction of solid waste disposal facilities located at various generating stations in Indiana.

Long-term Debt

We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana.  For a discussion of the PUHCA Repeal, see “Energy Bill” in “Liquidity and Capital Resources.”  The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp.  The respective state utility commissions regulate the issuance of long-term debt by our utility operating companies.

A summary of our long-term debt authorizations at September 30, 2005, was as follows:

	Authorized	Used	Available
	(in millions)

Cinergy Corp.
PUHCA total capitalization(1)	$4,000	$657	$3,343

CG&E and subsidiaries(2)
State Public Utility Commissions	$575	$—	$575
State Public Utility Commission - Tax-Exempt	250	94	156

PSI
State Public Utility Commission(3)	$500	$—	$500
State Public Utility Commission - Tax-Exempt(4)	250	50	200

ULH&P
State Public Utility Commission(5)	$75	$—	$75

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

(2)                                  Includes amounts for ULH&P.

(3)                                  In October 2005, PSI issued $350 million principal amount of its 6.12% Debentures due October 15, 2035.

(4)                                  In June 2005, the IURC granted PSI financing authority to borrow the proceeds from the issuance and sale of up to $250 million principal amount of tax exempt securities through December 31, 2005.  In October 2005, PSI borrowed the proceeds from the Indiana Finance Authority’s issuance of its $100 million principal amount of its Environmental Revenue Bonds.

(5)                                  In April 2005, the KPSC granted ULH&P financing authority to issue and sell up to $500 million principal amount of secured and unsecured debt; enter into inter-company promissory notes up to an aggregate principal amount of $200 million; and borrow up to a maximum of $200 million aggregate principal amount of tax-exempt debt through December 31, 2006.  This authority is contingent upon the completion of its pending transaction with CG&E in which ULH&P will acquire interests in three of CG&E’s electric generating stations.  See “Regulatory Outlook – Kentucky” in “Future Expectations/Trends” for further information regarding this transaction.

Cinergy Corp. has an effective shelf registration statement with the SEC relating to the issuance of up to $750 million in any combination of common stock, preferred stock, stock purchase contracts or unsecured debt securities, of which $323 million remains available for issuance.  CG&E has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  PSI has an effective shelf registration statement with the SEC relating to the issuance of up to $800 million in any combination of unsecured debt securities, first mortgage bonds, or preferred stock, all of which remains available for issuance.  ULH&P has an effective shelf registration statement with the SEC for the issuance of up to $125 million in any combination of unsecured and secured debt securities.

Off-Balance Sheet Arrangements

As discussed in the 2004 10-K, Cinergy uses off-balance sheet arrangements from time to time to facilitate financing of various projects.  Cinergy’s primary off-balance sheet arrangement involves the sale of accounts receivable to a qualifying SPE.

In 2001, Cinergy Corp. issued $316 million notional amount of combined securities, a component of which was stock purchase contracts.  These contracts obligated the holder to purchase common shares of Cinergy Corp. stock by February 2005.  Since the stock purchase contracts were detachable and classified in equity, the change in their fair value was not recorded in equity or earnings and therefore the stock purchase contracts were considered off-balance sheet arrangements.  In January and February 2005, the stock purchase contracts were settled, resulting in the issuance of common stock that is recorded on Cinergy’s Condensed Consolidated Balance Sheets as Common Stock Equity.

Securities Ratings

As of September 30, 2005, the major credit rating agencies rated our securities as follows:

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

On May 10, 2005, S&P placed its ratings of Cinergy Corp. and its subsidiaries on CreditWatch with negative implications.  This action was in response to the announcement of the pending merger of Duke and Cinergy and the uncertainty around the final details of the transaction.  Fitch has affirmed its existing ratings, noting that it anticipates the combined entity to achieve a credit profile similar to that of Cinergy.  Moody’s has also affirmed its ratings, anticipating that no incremental debt will be issued as a result of the merger.  See “Pending Merger” for a further discussion of the transaction.

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

Cinergy issues new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan.  During the nine months ended September 30, 2005, Cinergy issued 2.5 million shares under these plans.

In June 2005, Cinergy Corp. contributed $200 million in capital to PSI.  The capital contribution was used to repay short-term indebtedness and is consistent with supporting PSI’s current credit ratings.

Cash dividends declared for the quarter ended September 30, 2005 include dividends of $0.48 per share which were declared by the board of directors on July 21 and dividends of $0.48 per share which were declared on September 30.

MD&A - FUTURE EXPECTATIONS/TRENDS

FUTURE EXPECTATIONS/TRENDS

In the “Future Expectations/Trends” section, we discuss developments in the electric and gas industry and other matters.  Each of these discussions will address the current status and potential future impact on our financial position or results of operations.

Electric Industry

Regulatory Outlook

Ohio

Transfer of Duke Generating Assets

The merger agreement provides that Duke and Cinergy will use their reasonable best efforts to transfer five generating stations located in the Midwest from Duke to CG&E.  This transfer will require regulatory approval by the FERC and the IURC.  There can be no guarantee that such approvals will be obtained or will be obtained on terms or with conditions acceptable to Duke, Cinergy, and Duke Energy Holding.  Duke intends to effectuate the transfer as an equity infusion into CG&E at book value.  In conjunction with the transfer, Duke and CG&E intend to enter into a financial arrangement over a multi-year period, to eliminate any potential cash shortfalls that may result from CG&E owning and operating the assets.  At this time, we cannot predict the outcome of this matter.

CG&E Electric Rate Filing

In response to the PUCO’s request that CG&E propose a RSP to mitigate the potential for significant rate increases when the market development period comes to an end, CG&E filed a proposed RSP which was approved by the PUCO in November 2004.  The major features of the RSP are as follows:

•                  Provider of Last Resort (POLR) Charge:  CG&E began collecting a POLR charge from non-residential customers effective January 1, 2005, and will begin to collect a POLR charge from residential customers effective January 1, 2006.  The POLR charge includes several discrete charges, the most significant being an annually adjusted component (AAC) intended to provide cost recovery primarily for environmental compliance expenditures; an infrastructure maintenance fund charge (IMF) intended to provide  compensation to CG&E for committing its physical capacity to meet its POLR obligation; and a system reliability tracker (SRT) intended to provide cost recovery for capacity purchases, purchased power, reserve capacity, and related market costs for purchases to meet capacity needs.  We anticipate the collection of the AAC and IMF will result in an approximate $36 million increase in revenues in 2005 and an additional $50 million in 2006.  The SRT will be billed based on dollar-for-dollar costs incurred.  A portion of these charges is avoidable by certain customers who switch to an alternative generation supplier and provide notice to CG&E that they will remain switched through December 31, 2008.  Therefore, these estimates are subject to change, depending on the level of switching that occurs in future periods.  CG&E has filed an application for approval of its SRT (2005 actual and 2006 estimated) with the PUCO.  In October, a settlement agreement unopposed by any party to the case was filed with the PUCO providing for implementation of the 2006 SRT at a 15 percent reserve margin and approval of the 2005 SRT price.  A Commission decision is expected on this matter in the fourth quarter of 2005.  In 2007 and 2008, CG&E could seek additional increases in the AAC component of the POLR based on CG&E’s actual net costs for the specified expenditures.

•                  Generation Rates and Fuel Recovery:  A new rate has been established for generation service after the market development period ends.  In addition, a fuel cost recovery mechanism that is adjusted quarterly has been established to recover costs for fuel, emission allowances, and certain purchased power costs, that exceed the amount originally included in the rates frozen in the CG&E transition plan.  These new rates were applied to non-residential customers beginning January 1, 2005 and will be applied to residential customers beginning January 1, 2006.  The fuel clause recovery mechanism was recently audited by the PUCO’s auditor.  The audit recommended alternate methodologies for administration of the fuel clause recovery mechanism that vary from CG&E’s current practice.  A hearing before PUCO hearing examiners was held in early November at which the PUCO staff took positions contrary to CG&E's current practice.  CG&E officials also testified at the hearing concerning our current practices.  An order from the PUCO on these matters is expected in the fourth quarter of this year.  While we cannot predict the outcome of these proceedings, an outcome resulting in administrative methodologies substantially different from those being employed by CG&E could have a material impact on CG&E and Cinergy’s results of operations.

•                  Generation Rate Reduction:  The existing five percent generation rate reduction required by statute for residential customers implemented under CG&E’s 2000 plan will end on December 31, 2005.

•                  Transmission Cost Recovery:  A transmission cost recovery mechanism was established beginning January 1, 2005 for non-residential customers and will be established beginning January 1, 2006 for residential customers.  The transmission cost recovery mechanism is designed to permit CG&E to recover Midwest ISO charges, all FERC approved transmission costs, and all congestion costs allocable to retail ratepayers that are provided service by CG&E.

•                  Distribution Cost Recovery:  CG&E will have the ability to defer certain capital-related distribution costs from July 1, 2004 through December 31, 2005 with recovery from non-residential customers to be provided through a rider beginning January 1, 2006 through December 31, 2010.

CG&E had also filed an electric distribution base rate case for residential and non-residential customers to be effective January 1, 2005.  Under the terms of the RSP described previously, CG&E withdrew this base rate case and, in February 2005, CG&E filed a new distribution base rate case with rates to become effective January 1, 2006.  The originally requested amount of the increase was $78 million, which was subsequently updated to $69.5 million.  On September 9, 2005, the PUCO issued its Staff Report recommending a revenue increase range between approximately $43 million and $49 million.  The hearing for this case is set to begin December 12, 2005.

In March 2005, the Ohio Consumers’ Counsel asked the Ohio Supreme Court to overturn the RSP.  We expect the court to decide the case in 2006; however, at this time we cannot predict the outcome of this matter.

Kentucky

The KPSC and the FERC have approved ULH&P’s planned acquisition of CG&E’s approximately 69 percent ownership interest in the East Bend Station, located in Boone County, Kentucky, the Woodsdale Station, located in Butler County, Ohio, and one generating unit at the four-unit Miami Fort Station, located in Hamilton County, Ohio, and associated transactions.  ULH&P is currently seeking approval of the transaction in a proceeding before the SEC, wherein the Ohio Consumers’ Counsel has intervened in opposition.  The transfer, which will be at net book value, will not affect current electric rates for ULH&P’s customers, as power will be provided under the same terms as under the current wholesale power contract with CG&E through December 31, 2006.  Assuming receipt of SEC approval, we would anticipate the transfer to take place in the first quarter of 2006.

Indiana

Wheatland Generating Facility Acquisition

On May 6, 2005, we signed a definitive agreement with subsidiaries of Allegheny Energy, Inc. whereby, subject to the terms and upon satisfaction of the conditions to closing provided in the purchase agreement, PSI and/or CG&E had the right to acquire the 512-megawatt Wheatland generating facility for approximately $100 million.  The Wheatland facility, located in Knox County, Indiana, has four natural gas-fired simple cycle combustion turbines and is directly connected to the Cinergy transmission system.  In June and August 2005, respectively, the FERC and IURC approved the acquisition and the Department of Justice and Federal Trade Commission completed their review of the transaction pursuant to the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act.  In August 2005, PSI acquired 100 percent of the Wheatland facility.  Its output will be used to bolster the reserve margins on the PSI system.

Integrated Coal Gasification Combined Cycle

Cinergy is studying the feasibility of constructing a commercial IGCC generating station to help meet increased demand over the next decade.  PSI would be a majority owner of the facility and operate it.  Cinergy will partner with Bechtel Corporation and General Electric Company to complete this study.  An IGCC plant turns coal to gas, removing most of the SO2 and other emissions before the gas is used to fuel a combustion turbine generator.  The technology uses less water and has fewer emissions than a conventional coal-fired plant with currently required pollution control equipment.  Another benefit is the potential to remove mercury and CO2 upstream of the combustion process at a lower cost than conventional plants.  In August 2005, PSI and Vectren Energy Delivery of Indiana, Inc. (Vectren) filed a joint petition at the IURC seeking cost recovery of the feasibility study as well as engineering and preconstruction costs associated with the consideration and exploration of constructing an IGCC plant.  If a decision is reached to move forward with constructing such a plant, PSI would seek approval from the IURC to begin construction.  If approved, we would anticipate the IURC’s subsequent approval to include the assets in PSI’s rate base.

PSI Environmental Compliance Case

In November 2004, PSI filed a compliance plan case with the IURC seeking approval of PSI’s plan for complying with SO2, NOX, and mercury emission reduction requirements discussed previously in “Environmental Protection Agency Regulations” in “Liquidity and Capital Resources”, including approval of cost recovery and an overall rate of return of eight percent related to certain projects.  PSI requested approval to recover the financing, depreciation, and operation and maintenance costs, among others, related to $1.08 billion in capital projects designed to reduce emissions of SO2, NOX, and mercury at PSI’s coal-burning generating stations.  An evidentiary hearing was held in May 2005 and a final IURC Order is expected in the fourth quarter of 2005.

FERC and Midwest ISO

FERC

The FERC has issued several notices of proposed rulemaking and inquiry on a variety of matters to implement provisions of the Energy Bill, among other things.  At this time, we cannot predict the outcome of these proposals.

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

Specifically, the Energy Markets Tariff manages system reliability through the use of a market-based congestion management system and includes a centralized dispatch platform, the intent of which is to dispatch the most economic resources to meet load requirements reliably and efficiently in the Midwest ISO region, which covers a large portion of 15 Midwestern states and one Canadian province.  The Energy Markets Tariff uses LMP (i.e., the energy price for the next megawatt (MW) may vary throughout the Midwest ISO market based on transmission congestion and energy losses), and the allocation or auction of FTRs, which are instruments that hedge against congestion costs occurring in the Day-Ahead market.  The Energy Markets Tariff also includes market monitoring and mitigation measures as well as a resource adequacy proposal, that proposes both an interim solution for participants providing and having access to adequate generation resources and a proposal to develop a long-term solution to resource adequacy concerns.  The Midwest ISO performs a day-ahead unit commitment and dispatch forecast for all resources in its market and also performs the real-time resource dispatch for resources under its control on a five minute basis.  The Cinergy utility operating companies are seeking recovery of costs that they incur related to the Energy Markets Tariff.  We have been operating under the Energy Markets Tariff since April 2005.  We continue to work with the Midwest ISO to monitor the implementation of the new market and at this time we do not believe it will have a material impact on our results of operations or financial position.

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

•                  Our older, more expensive to operate generating stations may operate fewer hours each year because the addition of CO2 costs could cause their generation to be less economic; and

•                  Increased expenses associated with the purchase of CO2 emission allowances, should such an emission allowances market be created.

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

Cinergy is also studying the feasibility of constructing a commercial IGCC generating station which would be “carbon capture ready” or have the potential to capture CO2 and then potentially sequester it underground.    See “Integrated Coal Gasification Combined Cycle” discussed previously for more information.

Gas Industry

Significant Rate Developments

ULH&P Gas Rate Case

In 2002, the KPSC approved ULH&P’s gas base rate case requesting, among other things, recovery of costs associated with an accelerated gas main replacement program of up to $112 million over ten years.  The approval allowed the costs to be recovered through a tracking mechanism for an initial three year period expiring on September 30, 2005, with the possibility of renewal up to ten years.  The tracking mechanism allows ULH&P to recover depreciation costs and rate of return annually over the life of the deferred assets.  As of September 30, 2005 we have capitalized $60 million in costs associated with the accelerated gas main replacement program through this tracking mechanism of which ULH&P has recovered $8.6 million.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism and the tracking mechanism rates.  In October 2005, both the Company and the KPSC filed with the Franklin Circuit Court, requesting dismissal of the case for failure to prosecute by the Attorney General.  At the present time, ULH&P cannot predict the timing or outcome of this litigation.

In February 2005, ULH&P filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism in addition to its request for a $14 million increase in base rates.  The KPSC did not rule on this request by October 1, 2005 causing the initial tracking mechanism to expire.  In accordance with Kentucky law, ULH&P implemented the full amount of the requested rate increase on October 1, 2005.  Any revenue collected pursuant to the rate increase will be subject to refund if the KPSC does not approve the full requested amount.  ULH&P expects that the KPSC will issue its decision during the fourth quarter of 2005.

Gas Prices and Supply

Natural gas prices remained in the $8 - $9 per thousand cubic feet (Mcf) range through most of the summer due primarily to the warmer than normal summer and the increased use of gas to fire electric generation peaking units.  Extensive damage to the natural gas infrastructure along the Gulf Coast caused by Hurricanes Katrina and Rita pushed the price of natural gas into the $12 - $14 per Mcf range by late September.  Winter delivery prices for 2005 and early 2006 assuming normal winter weather, are expected to range from $11 to $13 per Mcf in the Midwest or about 50 percent greater than last winter.  Price movement is usually driven by the effects of weather conditions, availability of supply, and changes in demand and storage inventories.  Currently, neither CG&E’s nor ULH&P’s gas delivery operations profit from changes in the cost of natural gas since natural gas purchase costs are passed directly to the customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

ULH&P utilizes a price mitigation program designed to mitigate the effects of gas price volatility on customers, which the KPSC has approved through April 2008.  The program allows the pre-arranging of between 20-75 percent of winter heating season base load gas requirements and up to 50 percent of summer season base load gas requirements.  CG&E similarly mitigates its gas procurement costs; however, CG&E’s gas price mitigation program has not been pre-approved by the PUCO but rather it is subject to PUCO review as part of the normal gas cost recovery process.

CG&E and ULH&P use primarily long-term fixed price contracts and contracts with a ceiling and floor on the price.  These contracts employ the normal purchases and sales scope exception, and do not involve hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133).

Other Matters

Synthetic Fuel Production

Cinergy produces from two facilities synthetic fuel that qualifies for tax credits (through 2007) in accordance with Section 29 of the IRC if certain requirements are satisfied.

Cinergy’s sale of synthetic fuel has generated $306 million in tax credits through September 30, 2005 of which $27 million related to the new facility purchased in the second quarter of 2005.  The IRS is currently auditing Cinergy for the 2002 and 2003 tax years and has recently challenged certain other taxpayers’ Section 29 tax credits.  We expect the IRS will evaluate the various key requirements for claiming our Section 29 credits related to synthetic fuel.  If the IRS challenges our Section 29 tax credits related to synthetic fuel, and such challenges were successful, this could result in the disallowance of up to all $306 million in previously claimed Section 29 tax credits for synthetic fuel produced by the applicable Cinergy facilities and a loss of our ability to claim future Section 29 tax credits for synthetic fuel produced by such facilities.  We believe that we operate in conformity with all the necessary requirements to be allowed such tax credits under Section 29.  Upon consummation of the pending merger of Duke and Cinergy, the synthetic fuel produced by Cinergy’s new facility pursuant to the existing commercial arrangement would cease to qualify for the Section 29 credit.  Cinergy is evaluating transactions for the disposition of a portion of the affected facility that Cinergy believes would enable the fuel produced by the facility to continue to qualify for credit under IRC Section 29. In the event a suitable transaction is not achieved, Cinergy anticipates that its production of synthetic fuel at the affected facility would be suspended upon consummation of the pending merger with Duke.

Section 29 also provides for a phase-out of the credit based on the average price of crude oil during a calendar year.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  Based on current crude oil prices and the recent volatility of such prices, we believe it is possible that for 2006 and 2007, the amount of the tax credits could be reduced.  If oil prices are high enough, we may idle the plants, as the value of the credits would not exceed the net costs to produce the synthetic fuel.  Net income related to these facilities for the nine months ended September 30, 2005 was approximately $30 million.  The net book value of our plants at September 30, 2005 was approximately $50 million.

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

Changes in Fair Value

The changes in fair value of the energy risk management assets and liabilities for Cinergy and CG&E for the nine months ended September 30, 2005 and 2004 are presented in the table below.

	Change in Fair Value
	September 30, 2005		September 30, 2004
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Fair value of contracts outstanding at the beginning of the year	$82	$36	$41	$20

Changes in fair value attributable to changes in valuation techniques and assumptions(2)	(3)	(3)	—	—

Other changes in fair value(3)	(122)	(36)	129	60

Option premiums paid/(received)	15	14	1	4

Contracts settled	(154)	(91)	(93)	(32)

Fair value of contracts outstanding at end of period	$(182)	$(80)	$78	$52

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

The following are the balances at September 30, 2005 and 2004 of our energy risk management assets and liabilities:

	September 30, 2005		September 30, 2004
	Cinergy(1)	CG&E	Cinergy(1)	CG&E
	(in millions)

Energy risk management assets - current	$1,260	$670	$470	$178
Energy risk management assets - non-current	397	208	137	48

Energy risk management liabilities - current	1,419	741	396	126
Energy risk management liabilities - non-current	420	217	133	48

	$(182)	$(80)	$78	$52

(1)          The results of Cinergy also include amounts related to non-registrants.

The following table presents the expected maturity of the energy risk management assets and liabilities as of September 30, 2005 for Cinergy and CG&E:

	Fair Value of Contracts at September 30, 2005
	Maturing
Source of Fair Value(1)	Within 12 months	12-36 months	36-60 months	Thereafter	Total Fair Value
	(in millions)
Cinergy(2)
Prices actively quoted	$(190)	$(23)	$—	$—	$(213)

Prices based on models and other valuation methods(3)	31	(4)	7	(3)	31

Total	$(159)	$(27)	$7	$(3)	$(182)

CG&E
Prices actively quoted	$(82)	$(8)	$—	$—	$(90)

Prices based on models and other valuation methods(3)	11	(2)	2	(1)	10

Total	$(71)	$(10)	$2	$(1)	$(80)

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

Generation Portfolio Risks

Cinergy optimizes the value of its non-regulated portfolio.  The portfolio includes generation assets (power and capacity), fuel, and emission allowances and we manage all of these components as a portfolio.  We use models that forecast future generation output, fuel requirements, and emission allowance requirements based on forward power, fuel and emission allowance markets.  The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio.  With the issuance of Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149), most forward power transactions from management of the portfolio are accounted for at fair value. The other component pieces of the portfolio are typically not subject to Statement 149 and are accounted for using the accrual method, where changes in fair value are not recognized.  As a result, we are subject to earnings volatility via MTM gains or losses from changes in the value of the contracts accounted for using fair value.  A hypothetical $1.00 per MWh increase or decrease consistently applied to all forward power prices would have resulted in an increase or decrease in fair value of these contracts of approximately $6.7 million as of September 30, 2005.  See “2005 Quarterly Results of Operations” and “2005 Year to Date Results of Operations” for further discussion of the impact on current quarter and year to date results.

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

The following tables provide information regarding Cinergy’s and CG&E’s exposure on energy trading contracts as of September 30, 2005.  The tables include accounts receivable and energy risk management assets, which are net of accounts payable and energy risk management liabilities with the same counterparties when we have the right of offset.  The credit collateral shown in the following tables includes cash and letters of credit.

Cinergy(1)

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10% of Total Net Exposure	Net Exposure of Counterparties Greater than 10% of Total Net Exposure(4)
	(in millions)

Investment Grade(2)	$1,360	$358	$1,002	81%	—	$—
Internally Rated-Investment Grade(3)	326	194	132	11	—	—
Non-Investment Grade	134	95	39	3	—	—
Internally Rated-Non-Investment Grade	170	110	60	5	—	—

Total	$1,990	$757	$1,233	100%	—	$—

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

CG&E

Rating	Total Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Percentage of Total Net Exposure	Number of Counterparties Greater than 10% of Total Net Exposure	Net Exposure of Counterparties Greater than 10% of Total Net Exposure(3)
	(in millions)

Investment Grade(1)	$384	$160	$224	85%	1	$54
Internally Rated-Investment Grade(2)	151	138	13	5	—	—
Non-Investment Grade	47	37	10	4	—	—
Internally Rated-Non-Investment Grade	30	14	16	6	—	—

Total	$612	$349	$263	100%	1	$54

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

•                  Income Taxes;

•                  Contingencies;

•                  Impairment of Long-Lived Assets; and

•                  Impairment of Unconsolidated Investments.

Accounting Changes

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (Interpretation 47), an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143).  Statement 143 requires recognition of legal obligations associated with the retirement or removal of long-lived assets at the time the obligations are incurred.  Interpretation 47 clarifies that a conditional asset retirement obligation (which occurs when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity) is a legal obligation within the scope of Statement 143.  As such, the fair value of a conditional asset retirement obligation must be recognized as a liability when incurred if the liability’s fair value can be reasonably estimated.  Interpretation 47 also clarifies when sufficient information exists to reasonably estimate the fair value of an asset retirement obligation.

Cinergy will adopt Interpretation 47 on December 31, 2005.  Upon adoption of Interpretation 47 Cinergy will recognize the impact, if any, of additional liabilities for conditional asset retirement obligations as a cumulative effect of a change in accounting principle.  We continue to evaluate the impact of adopting this new interpretation and are currently unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operations.

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

In 2003, we prospectively adopted accounting for our stock-based compensation plans using the fair value recognition provisions of Statement 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of Statement 123R on stock options within our stock-based compensation plans is not expected to be material.  Statement 123R contains certain provisions that will modify the accounting for various types of stock-based compensation other than stock options.  We are in the process of evaluating the impact of this new standard on our plans.  Cinergy will adopt Statement 123R on January 1, 2006.

Income Taxes

In October 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a one-time deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA.  Based on our analysis, repatriation pursuant to this provision will not have a material impact on our financial position or results of operations.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 and found no change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, The Cincinnati Gas & Electric Company (CG&E), and PSI Energy, Inc. (PSI) alleging various violations of the CAA.  Specifically, the lawsuit alleges that we violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana State Implementation Plan (SIP) permits for various projects at our owned and co-owned generating stations.  Additionally, the suit claims that we violated an Administrative Consent Order entered into in 1998 between the Environmental Protection Agency (EPA) and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station.  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three northeast states and two environmental groups have intervened in the case.  In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Cinergy at the trial of the case.  Contrary to Cinergy’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant.  However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals, which has the discretion to accept the appeal at this time.  There are a number of other legal issues currently before the district court judge, and the case is currently set for trial by jury commencing in February 2006.

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

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station.  This case is currently in discovery.

We are unable to predict whether resolution of these matters would have a material effect on our financial position or results of operations.  We intend to vigorously defend against these allegations.

CARBON DIOXIDE (CO2) LAWSUIT

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit.  The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals.  We are not able to predict whether resolution of these matters would have a material effect on our financial position or results of operations.

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

ZIMMER GENERATING STATION (ZIMMER STATION) LAWSUIT

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance.  The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim.  One lawsuit was dismissed on procedural grounds and the remaining two have been consolidated.  At this time, we cannot predict whether the outcome of this matter will have a material impact on our financial position or results of operations.  We intend to defend this lawsuit vigorously in court.

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

ASBESTOS CLAIMS LITIGATION

CG&E and PSI have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 130 pending lawsuits.  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work at the CG&E and PSI generating stations.  The plaintiffs further claim that as the property owner of the generating stations, CG&E and PSI should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  A majority of the lawsuits to date have been brought against PSI.  The impact on CG&E’s and PSI’s financial position or results of operations of these cases to date has not been material.

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

MERGER LAWSUIT

In May, a purported shareholder class action was filed in the Court of Common Pleas in Hamilton County, Ohio against Cinergy and each of the members of the Board of Directors. The lawsuit alleges that the defendants breached their duties of due care and loyalty to shareholders by agreeing to the merger agreement between Duke and Cinergy and is seeking to either enjoin or amend the terms of the merger.  Cinergy and the individual defendants filed a motion to dismiss this lawsuit in July.  We believe this lawsuit is without merit and Cinergy intends to defend this lawsuit vigorously in court.  We are unable to predict the outcome of this matter, including whether resolution of this matter will impact our pending merger.

DUNAVAN WASTE SUPERFUND SITE

In July and October 2005, PSI received notices from the EPA that it has been identified as a de minimus potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the Dunavan Waste Oil Site in Oakwood, Vermilion County, Illinois.  At this time, PSI does not have any further information regarding the scope of potential liability associated with this matter.

OHIO EPA PENALTY ON CINERGY POWER GENERATION SERVICES

In October 2005, the Ohio EPA proposed a civil penalty of $102,000 on Cinergy Power Generation Services to settle multiple, unrelated alleged violations occurring at multiple CG&E generating stations over the past several years.  CG&E is currently reviewing the settlement proposal.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The number of shares (or units) provided in the table below represent shares exchanged in connection with employee option exercises and shares purchased by the plan trustee on behalf of the 401(k) Excess Plan.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31	10,997	$45.45	—	—
August 1 – August 31	10,692	$43.23	—	—
September 1 – September 30	2	$43.19	—	—

ITEM 6.  EXHIBITS

The documents listed below are being furnished or filed on behalf of Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P).  Exhibits not identified as previously furnished or filed are furnished or filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

Additional Exhibits

2-a	Cinergy Corp.	Amendment No. 2 Agreement and Plan of Merger, dated October 3, 2005, by and among Duke Energy Corporation, Cinergy Corp., Deer Holding Corp., Deer Acquisition Corp. and Cougar Acquisition Corp.	Cinergy Corp. Form 8-K, filed October 7, 2005

10-a	Cinergy Corp.	Separation Agreement and Waiver and Release Agreement, dated July 8, 2005, between Cinergy Services, Inc. and R. Foster Duncan	Cinergy Corp. Form 8-K, filed July 8, 2005

10-b	Cinergy Corp.	Amendment to Employment Agreement, effective May 24, 2005, between Cinergy Services, Inc. and Michael J. Cyrus	Cinergy Corp. Form 8-K, filed July 8, 2005

10-c	Cinergy Corp.	Form of incentive stock option grant agreement.

10-d	Cinergy Corp.	Form of non-qualified stock option grant agreement.

10-e	Cinergy Corp.	Form of restricted stock grant agreement.

10-f	Cinergy Corp.	Form of performance share grant agreement.

10-g	Cinergy Corp.	Form of phantom stock grant agreement.

Certificates

31-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Cinergy Corp. CG&E PSI ULH&P	Certification by Lynn J. Good pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Cinergy Corp. CG&E PSI ULH&P	Certification by James E. Rogers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Cinergy Corp. CG&E PSI ULH&P	Certification by Lynn J. Good pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINERGY CORP.

THE CINCINNATI GAS & ELECTRIC COMPANY

PSI ENERGY, INC.

THE UNION LIGHT, HEAT AND POWER COMPANY

Registrants

Date: November 4, 2005	/s/	David L. Wozny
David L. Wozny
(duly authorized officer
and
principal accounting officer)