Form 10-Q
period 2006-06-30
CINERGY CORP; PSI ENERGY INC; CINCINNATI GAS & ELECTRIC CO
filed 2006-08-14
CIK 899652, 81020, 20290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Cinergy Corp.	Yes	☒	No	☐
The Cincinnati Gas & Electric Company	Yes	☒	No	☐
PSI Energy, Inc.	Yes	☒	No	☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non- Accelerated Filer
Cinergy Corp.	☒	☐	☐
The Cincinnati Gas & Electric Company	☐	☐	☒
PSI Energy, Inc.	☐	☐	☒

Indicate by check mark whether the registrant is a shell (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

This combined Form 10-Q is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, and PSI Energy, Inc.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.

Cinergy Corp., The Cincinnati Gas & Electric Company, and PSI Energy, Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing their company specific information with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

As of July 31, 2006, shares of common stock outstanding for each registrant were as follows:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	100

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

TABLE OF CONTENTS

Item Number
PART I. FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Information

1	Financial Statements
Cinergy Corp. and Subsidiary Companies
Consolidated Statements of Operations for the Three Months Ended March 31, 2006; June 30, 2006 and 2005; and the Six Months Ended June 30, 2005, as revised
Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, as revised

Consolidated Statements of Changes in Common Stockholder’s Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2006 and June 30, 2006 and the Six Months Ended June 30, 2005, as revised

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and June 30, 2006 and the Six Months Ended June 30, 2005, as revised

The Cincinnati Gas & Electric Company and Subsidiary Companies
Consolidated Statements of Operations for the Three Months Ended March 31, 2006; June 30, 2006 and 2005; and the Six Months Ended June 30, 2005, as revised
Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, as revised

Consolidated Statements of Changes in Common Stockholder’s Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2006 and June 30, 2006 and the Six Months Ended June 30, 2005, as revised

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and June 30, 2006 and the Six Months Ended June 30, 2005, as revised

PSI Energy, Inc. and Subsidiary Company
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005, as revised
Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, as revised
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005, as revised

Notes to Consolidated Financial Statements

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cinergy Merger with Duke Energy
2006 Quarterly Results of Operations - Cinergy
2006 Quarterly Results of Operations - CG&E
2006 Year to Date Results of Operations - PSI

4	Controls and Procedures

PART II. OTHER INFORMATION

1	Legal Proceedings

1A	Risk Factors

6	Exhibits

Signatures

CAUTIONARY STATEMENT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are based on management’s beliefs and assumptions.  These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” and similar expressions.

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

(4)          unanticipated changes in costs;

(5)          environmental incidents; and

(6)          electric transmission or gas pipeline system constraints.

•                  Legislative and regulatory initiatives and legal developments, including costs of compliance with existing and future environmental requirements.

•                  Additional competition in electric or gas markets and continued industry consolidation.

•                  Financial or regulatory accounting principles.

•                  Changing market conditions and other factors related to physical energy and financial trading activities.

•                  The performance of projects undertaken by Cinergy’s and CG&E’s non-regulated businesses and the success of efforts to invest in and develop new opportunities.

•                  Availability of, or cost of, capital.

•                  Employee workforce factors.

•                  Delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

•                  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims.

•                  Business uncertainties, contractual restrictions, and the potential inability to attract and retain key personnel.

Cinergy, CG&E, and PSI undertake no obligation to update the information contained herein.

CINERGY CORP.
AND SUBSIDIARY COMPANIES

CINERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Successor	Predecessor
	Three Months	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2005

Operating Revenues
Non-regulated electric, natural gas, natural gas liquids, and other	$464,481	$551,658	$366,883	$747,282
Regulated electric	750,149	702,701	591,625	1,160,544
Regulated natural gas and natural gas liquids	93,238	321,316	92,640	392,747
Total operating revenues	1,307,868	1,575,675	1,051,148	2,300,573

Operating Expenses
Natural gas and petroleum products purchased	50,993	232,006	56,089	264,689
Operation, maintenance, and other	360,071	400,358	305,100	585,782
Fuel used in electric generation and purchased power	531,296	416,531	298,716	590,224
Costs of fuel resold	39,986	146,298	93,087	178,849
Depreciation and amortization	183,777	162,039	148,756	298,801
Property and other taxes	70,739	86,083	64,056	141,897
Total operating expenses	1,236,862	1,443,315	965,804	2,060,242

(Losses) Gains on Sales of Other Assets and Other, net	(5,227)	26,069	39,535	70,345

Operating Income	65,779	158,429	124,879	310,676

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	5,606	4,095	13,576	18,411
Other income and expenses, net	22,968	16,667	14,690	17,569
Total other income and expenses	28,574	20,762	28,266	35,980

Interest Expense	81,520	83,933	67,893	131,660
Preferred dividend requirement of subsidiaries	38	277	858	1,716

Income from Continuing Operations Before Income Taxes	12,795	94,981	84,394	213,280

Income Tax Expense from Continuing Operations	5,979	16,883	21,212	45,776

Income from Continuing Operations	6,816	78,098	63,182	167,504

(Loss) Income from Discontinued Operations, net of tax	(6,071)	4,759	(12,474)	560

Cumulative Effect of a Change in Accounting Principle, net of tax	—	(3,493)	—	—

Net Income	$745	$79,364	$50,708	$168,064

See Notes to Unaudited Consolidated Financial Statements

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

ASSETS

	Successor	Predecessor
	June 30,	December 31,
	2006	2005

Current Assets
Cash and cash equivalents	$121,010	$146,056
Receivables (net of allowance for doubtful accounts of $7,747 at June 30, 2006 and $4,767 at December 31, 2005)	611,955	1,659,411
Inventory	308,673	473,440
Assets held for sale	1,252,563	15,803
Unrealized gains on mark-to-market and hedging transactions	81,022	1,002,131
Other	130,270	398,096
Total current assets	2,505,493	3,694,937

Investments and Other Assets
Restricted funds held in trust	261,088	301,800
Investments in unconsolidated affiliates	499,248	479,466
Goodwill	4,127,697	33,352
Intangible assets	977,058	310,294
Notes receivable	158,933	171,325
Unrealized gains on mark-to-market and hedging transactions	110,266	306,959
Assets held for sale	426,111	18,412
Other	234,790	208,214
Total investments and other assets	6,795,191	1,829,822

Property, Plant, and Equipment
Cost	16,920,605	15,990,864
Less accumulated depreciation and amortization	4,363,848	5,477,782
Net property, plant, and equipment	12,556,757	10,513,082

Regulatory Assets and Deferred Debits
Deferred debt expense	76,071	91,538
Regulatory assets related to income taxes	84,551	98,146
Other	1,265,701	926,315
Total regulatory assets and deferred debits	1,426,323	1,115,999

Total Assets	$23,283,764	$17,153,840

See Notes to Unaudited Consolidated Financial Statements

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

(unaudited)

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY

	Successor	Predecessor
	June 30,	December 31,
	2006	2005

Current Liabilities
Accounts payable	$657,624	$1,647,106
Notes payable and commercial paper	1,271,590	923,600
Taxes accrued	62,934	219,469
Interest accrued	75,608	64,725
Liabilities associated with assets held for sale	825,019	5,721
Current maturities of long-term debt and preferred stock	385,369	360,730
Unrealized losses on mark-to-market and hedging transactions	91,827	1,010,585
Other	248,307	417,643
Total current liabilities	3,618,278	4,649,579

Long-term Debt	4,592,755	4,459,694

Deferred Credits and Other Liabilities
Deferred income taxes	1,813,882	1,523,070
Investment tax credit	86,502	90,852
Accrued pension and other postretirement benefit costs	1,279,117	729,221
Regulatory liabilities	624,924	546,047
Unrealized losses on mark-to-market and hedging transactions	91,613	341,671
Liabilities associated with assets held for sale	278,009	23,155
Asset retirement obligations	59,611	57,425
Other	336,171	123,988
Total deferred credits and other liabilities	4,569,829	3,435,429

Commitments and Contingencies
Cumulative Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption	—	31,743

Common Stockholder’s Equity
Common stock, $.01 par value; 1,000 shares authorized, 100 shares issued and outstanding at June 30, 2006; 600,000,000 shares authorized, 199,707,338 shares issued, and 199,565,684 shares outstanding at December 31, 2005	—	1,997
Paid-in capital	10,542,958	2,982,625
Retained earnings	745	1,721,716
Treasury shares at cost – 0 shares at June 30, 2006 and 141,654 shares at December 31, 2005	—	(4,823)
Accumulated other comprehensive loss	(40,801)	(124,120)
Total common stockholder’s equity	10,502,902	4,577,395

Total Liabilities and Common Stockholder’s Equity	$23,283,764	$17,153,840

See Notes to Unaudited Consolidated Financial Statements

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

(unaudited)

					Accumulated	Total
					Other	Common
	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholder’s
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity

Successor

Three Months Ended June 30, 2006

Balance at April 1, 2006	$—	$9,088,764	$—	$—	$—	$9,088,764

Net income			745			745
Other comprehensive loss, net of tax effect of $838
Foreign currency translation adjustment					315	315
Unrealized loss on investment trusts					(1,326)	(1,326)
Cash flow hedges					(134)	(134)
Total comprehensive loss						(400)

Transfer of generating assets from Duke Energy(1)		1,452,191			(39,656)	1,412,535
Other		2,003				2,003

Balance at June 30, 2006	$—	$10,542,958	$745	$—	$(40,801)	$10,502,902

Predecessor

Three Months Ended March 31, 2006

Balance at January 1, 2006 (199,565,684 shares)	$1,997	$2,982,625	$1,721,716	$(4,823)	$(124,120)	$4,577,395

Net income			79,364			79,364
Other comprehensive income, net of tax effect of $(5,413)
Foreign currency translation adjustment					120	120
Unrealized gain on investment trusts					1,530	1,530
Minimum pension liability adjustment					916	916
Cash flow hedges					7,539	7,539
Total comprehensive income						89,469

Issuance of common stock, net (946,650 shares)	10	28,862				28,872
Treasury shares purchased (4,959 shares)				(224)		(224)
Dividends on common stock ($.64 per share)			(127,314)			(127,314)
Other		6,092	(27)			6,065

Balance at March 31, 2006 (200,507,375 shares)	$2,007	$3,017,579	$1,673,739	$(5,047)	$(114,015)	$4,574,263

Six Months Ended June 30, 2005

Balance at January 1, 2005 (187,524,229 shares)	$1,877	$2,559,715	$1,613,340	$(4,336)	$(54,674)	$4,115,922

Net income		168,064				168,064
Other comprehensive income (loss), net of tax effect of $6,635
Foreign currency translation adjustment					(13,107)	(13,107)
Unrealized loss on investment trusts					(954)	(954)
Cash flow hedges					1,101	1,101
Total comprehensive income						155,104

Issuance of common stock, net (11,015,306 shares)	110	377,513				377,623
Treasury shares purchased (10,852 shares)				(430)		(430)
Dividends on common stock ($.96 per share)			(187,076)			(187,076)
Other		4,519	(275)			4,244

Balance at June 30, 2005 (198,528,683 shares)	$1,987	$2,941,747	$1,594,053	$(4,766)	$(67,634)	$4,465,387

(1)                                  Includes $39,656 (net of tax benefit of $23,793) related to deferred losses on terminated cash flow hedges included in Accumulated Other Comprehensive Income (Loss).  See Note 12(b)(v) to the Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Successor	Predecessor
	Three Months	Three Months	Six Months
	Ended	Ended	Ended
	June 30, 2006	March 31, 2006	June 30, 2005
Cash Flows from Operating Activities
Net income	$745	$79,364	$168,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,868	163,793	306,011
Return on equity investments	11,887	4,857	—
(Gains) losses on sales of equity investments and other assets	5,227	(26,069)	(70,345)
Impairment charges	—	7,398	7,542
Deferred income taxes	61,198	(14,309)	11,094
Equity in earnings of unconsolidated subsidiaries	(5,606)	(4,095)	(18,411)
Accrued pension and postretirement benefit costs	33,310	32,330	57,800
Cumulative effect of change in accounting principle	—	3,493	—
Regulatory asset amortization	9,020	13,367	13,436
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	(20,872)	(154,665)	93,461
Receivables	189,570	503,549	209,790
Inventory	(44,630)	102,863	(66,419)
Other current assets	(68,913)	8,498	(107,064)
Increase (decrease) in:
Accounts payable	(59,585)	(529,943)	(92,575)
Taxes accrued	(128,664)	(60,576)	(88,091)
Other current liabilities	(280,646)	21,309	4,543
Regulatory asset/liability deferrals	89,117	(21,465)	(66,548)
Other assets	214,636	56,245	49,111
Other liabilities	(116,590)	(19,595)	(93,897)

Net cash provided by operating activities	75,072	166,349	317,502

Cash Flows from Investing Activities
Capital expenditures	(301,719)	(298,117)	(523,979)
Purchases of emission allowances	(112,096)	(181,443)	(150,454)
Sale of emission allowances	84,253	99,413	131,805
Net proceeds from the sales of equity investments and other assets, and sales of and collection on notes receivable	5,677	5,466	57,779
Other	894	(1,581)	58,965

Net cash used in investing activities	(322,991)	(376,262)	(425,884)

Cash Flows from Financing Activities
Issuance of long-term debt	325,312	174,069	4,612
Issuance of common stock and common stock related to employee benefit plans	—	28,872	377,623
Redemption of long-term debt	(347,656)	(13,612)	(9,487)
Redemption of preferred stock of subsidiaries	(11,258)	(20,485)	—
Notes payable and commercial paper	254,974	166,891	(93,653)
Dividends paid	—	(127,314)	(187,076)
Other	—	2,993	—

Net cash provided by financing activities	221,372	211,414	92,019

Net (decrease) increase in cash and cash equivalents	(26,547)	1,501	(16,363)

Cash and cash equivalents at beginning of period	147,557	146,056	164,541

Cash and cash equivalents at end of period	$121,010	$147,557	$148,178

Significant non-cash transactions:
Purchase accounting adjustments	$4,514,501	$—	$—
Allowance for funds used during construction (AFUDC) – equity component	(4,661)	(3,065)	(4,402)
Transfer of generating assets from Duke Energy	1,452,191	—	—

See Notes to Unaudited Consolidated Financial Statements

THE CINCINNATI GAS & ELECTRIC COMPANY

AND SUBSIDIARY COMPANIES

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Three Months Ended	Six Months Ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2005
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids, and other	$399,385	$421,069	$307,261	$599,834
Regulated electric	202,622	219,845	142,263	294,061
Regulated natural gas and natural gas liquids	93,827	321,965	100,468	406,822
Total operating revenues	695,834	962,879	549,992	1,300,717

Operating Expenses
Natural gas and petroleum products purchased	50,993	232,006	56,089	263,871
Operation, maintenance, and other	172,913	173,180	151,464	290,175
Fuel used in electric generation and purchased power	249,679	195,852	143,581	280,171
Costs of fuel resold	28,534	44,291	49,232	90,218
Depreciation and amortization	92,588	67,918	60,533	125,773
Property and other taxes	54,843	68,192	52,256	111,546
Total operating expenses	649,550	781,439	513,155	1,161,754

(Losses) Gains on Sales of Other Assets and Other, net	(5,227)	26,069	39,535	70,345

Operating Income	41,057	207,509	76,372	209,308

Other Income and Expenses, net	6,886	8,195	3,722	7,298
Interest Expense	28,395	29,680	23,349	46,016

Income from Continuing Operations Before Income Taxes	19,548	186,024	56,745	170,590

Income Tax Expense from Continuing Operations	7,336	67,810	12,345	59,076

Income from Continuing Operations	12,212	118,214	44,400	111,514

(Loss) Income from Discontinued Operations, net of tax	(19,613)	(1,851)	9,223	26,775

Net (Loss) Income	$(7,401)	$116,363	$53,623	$138,289

Dividends and Premiums on Redemption of Preferred and Preference Stock	—	164	211	423

(Loss) Earnings Available for Common Stockholders	$(7,401)	$116,199	$53,412	$137,866

See Notes to Unaudited Consolidated Financial Statements

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

ASSETS

	Successor	Predecessor
	June 30,	December 31,
	2006	2005

Current Assets
Cash and cash equivalents	$21,338	$9,674
Receivables (net of allowance for doubtful accounts of $7,283 at June 30, 2006 and $3,518 at December 31, 2005)	367,409	422,162
Inventory	148,912	177,638
Assets held for sale	205,414	—
Unrealized gains on mark-to-market and hedging transactions	40,747	543,787
Other	88,262	177,417
Total current assets	872,082	1,330,678

Investments and Other Assets
Restricted funds held in trust	51,214	58,189
Goodwill	2,173,206	—
Intangible assets	849,952	105,275
Unrealized gains on mark-to-market and hedging transactions	33,133	180,197
Assets held for sale	89,807	—
Other	21,463	27,067
Total investments and other assets	3,218,775	370,728

Property, Plant, and Equipment
Cost	8,933,359	7,775,765
Less accumulated depreciation and amortization	1,810,388	2,815,852
Net property, plant, and equipment	7,122,971	4,959,913

Regulatory Assets and Deferred Debits
Deferred debt expense	21,739	30,141
Regulatory assets related to income taxes	73,290	79,495
Other	586,974	462,888
Total regulatory assets and deferred debits	682,003	572,524

Total Assets	$11,895,831	$7,233,843

See Notes to Unaudited Consolidated Financial Statements

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(unaudited)

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY

	Successor	Predecessor
	June 30,	December 31,
	2006	2005

Current Liabilities
Accounts payable	$457,398	$629,751
Notes payable and commercial paper	309,910	226,352
Taxes accrued	211,401	177,551
Interest accrued	28,448	24,438
Liabilities associated with assets held for sale	186,570	-
Current maturities of long-term debt and preferred stock	5,197	5,042
Unrealized losses on mark-to-market and hedging transactions	57,876	552,105
Other	117,403	212,724
Total current liabilities	1,374,203	1,827,963

Long-term Debt	1,756,069	1,638,027

Deferred Credits and Other Liabilities
Deferred income taxes	1,587,368	1,055,093
Investment tax credit	64,313	67,229
Accrued pension and other postretirement benefit costs	381,242	245,950
Regulatory liabilities	164,198	151,670
Unrealized losses on mark-to-market and hedging transactions	38,161	186,835
Liabilities associated with assets held for sale	91,407	—
Asset retirement obligations	43,157	41,423
Other	187,709	23,736
Total deferred credits and other liabilities	2,557,555	1,771,936

Commitments and Contingencies
Cumulative Preferred Stock Not Subject to Mandatory Redemption	—	20,485

Common Stockholder’s Equity
Common stock, $8.50 par value; 120,000,000 shares authorized and 89,663,086 shares outstanding at June 30, 2006 and December 31, 2005	762,136	762,136
Paid-in capital	5,493,135	603,249
Retained (deficit) earnings	(7,401)	657,254
Accumulated other comprehensive loss	(39,866)	(47,207)
Total common stockholder’s equity	6,208,004	1,975,432

Total Liabilities and Common Stockholder’s Equity	$11,895,831	$7,233,843

See Notes to Unaudited Consolidated Financial Statements

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands, except per share amounts)

(unaudited)

				Accumulated	Total
				Other	Common
	Common	Paid-in	Retained	Comprehensive	Stockholder’s
	Stock	Capital	Earnings	Income (Loss)	Equity
Successor

Three Months Ended June 30, 2006

Balance at April 1, 2006	$762,136	$4,038,989	$-	$-	$4,801,125

Net income			(7,401)		(7,401)
Other comprehensive loss, net of tax effect of $(345)
Cash flow hedges				(210)	(210)
Total comprehensive loss					(7,611)

Transfer of generating assets from Duke Energy(1)		1,452,191		(39,656)	1,412,535
Other		1,955			1,955

Balance at June 30, 2006	$762,136	$5,493,135	$(7,401)	$(39,866)	$6,208,004

Predecessor

Three Months Ended March 31, 2006

Balance at January 1, 2006	$762,136	$603,249	$657,254	$(47,207)	$1,975,432

Net income			116,363		116,363
Other comprehensive income, net of tax effect of $86
Minimum pension liability adjustment				854	854
Cash flow hedges				897	897
Total comprehensive income					118,114

Dividends on common stock			(102,256)		(102,256)
Dividends on preferred stock			(164)		(164)
Other			(1)	1	—

Balance at March 31, 2006	$762,136	$603,249	$671,196	$(45,455)	$1,991,126

Six Months Ended June 30, 2005

Balance at January 1, 2005	$762,136	$584,176	$610,232	$(37,831)	$1,918,713

Net income			138,289		138,289
Other comprehensive income, net of tax effect of $(1,751)
Cash flow hedges				1,729	1,729
Total comprehensive income					140,018

Dividends on common stock			(104,061)		(104,061)
Dividends on preferred stock			(423)		(423)
Other			1		1

Balance at June 30, 2005	$762,136	$584,176	$644,038	$(36,102)	$1,954,248

(1)                                  Includes $39,656 (net of tax benefit of $23,793) related to deferred losses on terminated cash flow hedges included in Accumulated Other Comprehensive Income (Loss).  See Note 12(b)(v) to the Consolidated Financial Statements.

See Notes to Unaudited Consolidated Financial Statements

THE CINCINNATI GAS & ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended
	June 30, 2006	March 31, 2006	June 30, 2005

Cash Flows from Operating Activities
Net (loss) income	$(7,401)	$116,363	$138,289
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,588	67,918	125,773
(Gains) losses on sales of equity investments and other assets	5,227	(26,069)	(70,345)
Deferred income taxes	8,093	6,793	8,666
Regulatory asset/liability amortization	3,385	6,903	5,314
Accrued pension and postretirement benefit costs	10,626	8,234	14,313
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	27,778	(29,301)	25,741
Receivables	41,550	12,038	7,707
Inventory	(15,658)	56,177	(32,071)
Other current assets	25,842	67,659	(78,503)
Increase (decrease) in:
Accounts payable	66,812	(240,236)	15,356
Taxes accrued	(21,585)	49,735	23,006
Other current liabilities	(111,124)	5,306	855
Regulatory asset/liability deferrals	(7,550)	(799)	(6,380)
Other assets	118,606	17,717	45,845
Other liabilities	(72,306)	106	5,272

Net cash provided by operating activities	164,883	118,544	228,838

Cash Flows from Investing Activities
Capital expenditures	(149,265)	(134,356)	(201,733)
Purchase of emission allowances	(78,623)	(155,866)	(114,694)
Sale of emission allowances	57,601	97,621	126,676
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	—	—	46
Withdrawal of restricted funds held in trust	—	8,137	15,635

Net cash used in investing activities	(170,287)	(184,464)	(174,070)

Cash Flows from Financing Activities
Issuance of long-term debt	80	139,806	—
Redemption of long-term debt	(16,296)	(1,255)	—
Redemption of preferred stock of subsidiaries	—	(20,485)	—
Notes payable and commercial paper	34,931	48,627	51,824
Dividends paid	—	(102,420)	(104,484)

Net cash provided by (used in) financing activities	18,715	64,273	(52,660)

Net increase (decrease) in cash and cash equivalents	13,311	(1,647)	2,108

Cash and cash equivalents at beginning of period	8,027	9,674	4,154

Cash and cash equivalents at end of period	$21,338	$8,027	$6,262

Significant non-cash transactions:
Purchase accounting adjustments	$2,809,999	$—	$—
Allowance for funds used during construction (AFUDC) – equity component	(917)	(570)	(684)
Transfer of generating assets from Duke Energy	1,452,191	—	—

See Notes to Unaudited Consolidated Financial Statements

PSI ENERGY, INC.
AND SUBSIDIARY COMPANY

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating Revenues
Regulated electric	$550,478	$428,457	$1,036,189	$853,864

Operating Expenses
Operation, maintenance, and other	160,947	115,658	297,809	229,372
Fuel used in electric generation and purchased power	265,008	134,080	466,076	266,117
Depreciation and amortization	74,083	73,258	148,452	146,962
Property and other taxes	14,794	10,272	30,298	25,933
Total operating expenses	514,832	333,268	942,635	668,384

Operating Income	35,646	95,189	93,554	185,480

Other Income and Expenses, net	12,960	7,114	21,410	10,493
Interest Expense	29,864	26,912	64,793	51,677

Income Before Income Taxes	18,742	75,391	50,171	144,296

Income Tax Expense	6,318	32,661	19,000	59,222

Net Income	$12,424	$42,730	$31,171	$85,074

Dividend and Premiums on Redemption of Preferred and Preference Stock	38	647	151	1,293

Earnings Available for Common Stockholders	$12,386	$42,083	$31,020	$83,781

See Notes to Unaudited Consolidated Financial Statements

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(unaudited)

ASSETS

	June 30,	December 31,
	2006	2005

Current Assets
Cash and cash equivalents	$7,023	$31,860
Receivables (net of allowance for doubtful accounts of $436 at June 30, 2006 and $137 at December 31, 2005)	90,589	217,978
Inventory	132,751	102,976
Other	34,379	75,064
Total current assets	264,742	427,878

Investments and Other Assets
Restricted funds held in trust	209,875	243,612
Intangible assets	128,687	113,622
Other	99,971	91,628
Total investments and other assets	438,533	448,862

Property, Plant, and Equipment
Cost	7,518,436	7,289,552
Less accumulated depreciation and amortization	2,533,336	2,456,183
Net property, plant, and equipment	4,985,100	4,833,369

Regulatory Assets and Deferred Debits
Deferred debt expense	49,024	49,995
Regulatory assets related to income taxes	11,262	18,652
Other	422,814	463,426
Total regulatory assets and deferred debits	483,100	532,073

Total Assets	$6,171,475	$6,242,182

See Notes to Unaudited Consolidated Financial Statements

PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

(unaudited)

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY

	June 30,	December 31,
	2006	2005

Current Liabilities
Accounts payable	$141,125	$170,451
Notes payable and commercial paper	302,697	435,212
Taxes accrued	66,232	33,713
Interest accrued	40,688	34,530
Current maturities of long-term debt and preferred stock	4,472	328,149
Other	75,759	56,269
Total current liabilities	630,973	1,058,324

Long-term Debt	2,214,012	1,891,713

Deferred Credits and Other Liabilities
Deferred income taxes	581,851	609,569
Investment tax credit	22,188	23,624
Accrued pension and other postretirement benefit costs	242,865	227,435
Regulatory liabilities	436,409	394,377
Asset retirement obligations	15,454	15,001
Other	50,662	48,918
Total deferred credits and other liabilities	1,349,429	1,318,924

Commitments and Contingencies
Cumulative Preferred Stock Not Subject to Mandatory Redemption	—	11,258

Common Stockholder’s Equity
Common stock, no par; $.01 stated value; 60,000,000 shares authorized and 53,913,701 shares outstanding at June 30, 2006 and December 31, 2005	539	539
Paid-in capital	840,692	840,692
Retained earnings	1,154,176	1,148,192
Accumulated other comprehensive loss	(18,346)	(27,460)
Total common stockholder’s equity	1,977,061	1,961,963

Total Liabilities and Common Stockholder’s Equity	$6,171,475	$6,242,182

See Notes to Unaudited Consolidated Financial Statements

PSI ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$31,171	$85,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,452	146,962
Deferred income taxes	(22,896)	17,776
Regulatory asset/liability amortization	12,099	(5,545)
Accrued pension and postretirement benefit costs	21,250	17,801
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	22,366	1,822
Receivables	127,389	20,245
Inventory	(29,775)	(26,629)
Other current assets	(1,111)	(778)
Increase (decrease) in:
Accounts payable	(29,327)	19,212
Taxes accrued	32,519	(9,387)
Other current liabilities	6,158	3,833
Regulatory asset/liability deferrals	70,586	(64,162)
Other assets	(21,389)	2,734
Other liabilities	30,296	(13,877)

Net cash provided by operating activities	397,788	195,081

Cash Flows from Investing Activities
Capital expenditures	(257,419)	(269,341)
Investment expenditures	(1,981)	(699)
Purchases of emission allowances	(59,051)	(35,761)
Sale of emission allowances	28,445	5,130
Withdrawal of restricted funds held in trust	37,869	45,227

Net cash used in investing activities	(252,137)	(255,444)

Cash Flows from Financing Activities
Issuance of long-term debt	325,000	—
Redemption of long-term debt	(326,528)	—
Redemption of preferred stock of subsidiaries	(11,258)	—
Notes payable and commercial paper	(132,515)	(52,155)
Dividends paid	(25,187)	(82,561)
Contribution from parent	—	200,000

Net cash (used in) provided by financing activities	(170,488)	65,284

Net (decrease) increase in cash and cash equivalents	(24,837)	4,921

Cash and cash equivalents at beginning of period	31,860	10,794

Cash and cash equivalents at end of period	$7,023	$15,715

Significant non-cash transactions:
Allowance for funds used during construction (AFUDC) – equity component	$(6,239)	$(3,719)

See Notes to Unaudited Consolidated Financial Statements

INDEX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note
Number

1	Basis of Presentation

2	Duke Energy/Cinergy Merger

3	Common Stock and Stock-based Compensation

4	Preferred Stock

5	Inventory

6	Debt and Credit Facilities

7	Employee Benefit Obligations

8	Acquisitions and Dispositions

9	Goodwill and Intangibles

10	Discontinued Operations

11	Business Segments

12	Risk Management Instruments

13	Regulatory Matters

14	Commitments and Contingencies

15	Guarantees and Indemnifications

16	Related Party Transactions

17	New Accounting Standards

18	Income Tax Expense

19	Severance

20	Subsequent Events

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In this report Cinergy includes Cinergy Corp. and all of Cinergy’s regulated and non-regulated subsidiaries.  In addition, when discussing Cinergy’s financial information, it necessarily includes the results of The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), The Union Light, Heat and Power Company (ULH&P) and all of Cinergy’s other consolidated subsidiaries.  When discussing CG&E’s financial information, it necessarily includes the results of ULH&P and all of CG&E’s other consolidated subsidiaries.

1.     Basis of Presentation

(a)                                  Nature of Operations and Basis of Consolidation

On April 3, 2006, in accordance with their previously announced merger agreement, Duke Energy Corporation (Old Duke Energy) and Cinergy Corp. merged into wholly owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity.  In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (“New Duke Energy” or “Duke Energy”) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC.  As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of Duke Energy common stock, and each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock, which resulted in the issuance of approximately 1.2 billion shares of Duke Energy common stock.  See Note 2 for additional information regarding the merger.  Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

Cinergy Corp., a Delaware corporation organized in 1993, owns all outstanding common stock of its public utility companies, CG&E and PSI, as well as Cinergy Investments, Inc. (Investments) and Duke Energy Shared Services (DESS).  Investments, which is Cinergy’s non-regulated investment holding company, is involved in (a) cogeneration and energy efficiency investments and (b) natural gas and power marketing and trading operations, conducted primarily through one of Cinergy’s subsidiaries, Cinergy Marketing & Trading, LP (Marketing & Trading).  DESS provides administrative, management, and support services to Cinergy’s subsidiaries.

CG&E, an Ohio corporation organized in 1837, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through ULH&P, in nearby areas of Kentucky.  CG&E’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and power marketing and trading business.  CG&E’s principal subsidiary, ULH&P, a Kentucky corporation organized in 1901, provides electric and gas service in northern Kentucky.  In June 2006, Cinergy and CG&E reached an agreement to sell CG&E’s power marketing and trading business.  See Note 10 for additional information.

PSI, an Indiana corporation organized in 1942, is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana.  Its primary line of business is generation, transmission and distribution of electricity.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Cinergy’s, CG&E’s, and PSI’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market (MTM) valuations, changing commodity prices, and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Cinergy’s combined Form 10-K for the year ended December 31, 2005 (2005 10-K).

(b)                                  Predecessor and Successor Reporting

In connection with the Duke Energy merger, Duke Energy acquired all of the outstanding common stock of Cinergy.  The merger has been accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes.  As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of the merger consummation date.  Except for an adjustment related to pension and other postretirement benefit obligations, as mandated by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pension” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the accompanying consolidated financial statements do not reflect any adjustments related to Cinergy’s, CG&E’s, and PSI’s regulated operations that are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation, (SFAS No. 71)” which are comprised of CG&E’s regulated transmission and distribution, PSI and ULH&P.  Under the rate setting and recovery provisions currently in place for these regulated operations which provide revenues derived from cost, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

Purchase accounting impacts, including goodwill recognition, have been “pushed down” to Cinergy and CG&E, resulting in the assets and liabilities of Cinergy and CG&E being recorded at their respective fair values as of April 3, 2006.  For accounting purposes, the effective date of the merger was April 1, 2006.  Cinergy’s and CG&E’s Consolidated Statements of Operations subsequent to the merger include amortization expense relating to purchase accounting adjustments and depreciation of fixed assets based upon their fair value.   Therefore, the Cinergy and CG&E financial data prior to the merger will not generally be comparable to its financial data subsequent to the merger.  A review of the Securities and Exchange Commission (SEC) regulations has indicated that PSI’s financial statements are not required to use push-down accounting, and therefore, management has elected not to do so.  See Note 2 for additional information.

Due to the impact of the push-down accounting, the financial statement and certain note presentations separate Cinergy’s and CG&E’s presentations into two distinct periods, the period before the consummation of the merger (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented.  The push-down accounting adjustments did not impact cash flows as previously presented.

The fair values of the assets acquired and liabilities assumed for Cinergy and CG&E are preliminary and are subject to change as valuation analyses are finalized and remaining information on the fair values is received.  However, Cinergy does not currently anticipate any such changes to have a material impact on its consolidated results of operations, cash flows, or financial position.  The portion of the purchase price pushed down to CG&E is based on preliminary estimates of CG&E’s fair value relative to the preliminary fair value of other entities acquired.  Adjustments to this preliminary allocation could be material and such adjustments could directly impact the amount recorded in CG&E’s common stock equity.  See Note 2 for additional information.

(c)                                  Reclassifications and Revisions

(i)   Business Segments and Performance Measures

As a result of the merger with Duke Energy, effective in the second quarter of 2006, Cinergy, CG&E, and PSI adopted new business segments, and the segment performance measure has been changed to earnings before interest and taxes (EBIT) from continuing operations, after deducting minority interest expense related to those profits.  As a result, certain prior period amounts have been retroactively adjusted to conform to the new segment presentation and measures.  See Note 11 for further discussion of segments.

(d)                                  Conforming Changes in Accounting and Reporting

(i)   Emission Allowance Accounting

Effective with the merger between Duke Energy and Cinergy, Cinergy, CG&E, and PSI classifies emission allowances as Intangible Assets in the accompanying Consolidated Balance Sheets and includes cash flows from purchases and sales of emission allowances as investing activities.  Historically, Cinergy, CG&E, and PSI classified emission allowances as Inventory and Other non-current assets in the Consolidated Balance Sheets, presented revenues from sales of emission allowances as operating revenues and the cost of emission allowances sold as cost of fuel resold in the Consolidated Statements of Operations and presented cash flows from purchases and sales of emission allowances as operating activities in the accompanying Consolidated Statements of Cash Flows.  The classification of Inventory or Other non-current assets was determined by the emission allowances vintage year.

Cinergy and CG&E changed their method of accounting for emission allowances in connection with their application in push-down accounting in order to conform to the accounting policies of Duke Energy. While the historical policy of classifying emission allowances as Inventory and Other non-current assets was considered acceptable, PSI changed its method of accounting for emission allowances because it believes the classification of emission allowances as Intangible Assets is preferable since emission allowances are contractual rights, which have no physical substance and meet the intangible definition of identifiable non-monetary assets without physical substance.  As a result of this change in classification, gains or losses on sales of emission allowances are presented on a net basis in Gain (Loss) on Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations and cash flows from purchases and sales of emission allowances are presented in investing activities in the accompanying Consolidated Statements of Cash Flows.

SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3”, requires that Cinergy, CG&E, and PSI report this change in accounting policy through retrospective application of the new policy to all prior periods presented.  This change does not impact income from continuing operations, net income, or total assets as previously presented.  A summary of the financial statement items affected by the retroactive application of this change in accounting principle is as follows:

	Successor(1)	Predecessor(1)

Cinergy	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
		(in millions)
Total Operating Revenues

Before reclassification of emission allowances	$1,372	$1,620	$1,101	$2,391
Effect of emission allowance reclassification	(64)	(44)	(50)	(90)
After reclassification of emission allowances	$1,308	$1,576	$1,051	$2,301

Total Operating Expenses

Before reclassification of emission allowances	$1,306	$1,461	$976	$2,080
Effect of emission allowance reclassification	(69)	(18)	(10)	(20)
After reclassification of emission allowances	$1,237	$1,443	$966	$2,060

(Losses) Gains on Sales of Other Assets and Other, net

Before reclassification of emission allowances	$-	$-	$-	$-
Effect of emission allowance reclassification	(5)	26	40	70
After reclassification of emission allowances	$(5)	$26	$40	$70

(1)    See Note 1(b) for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
	June 30,	December 31,
Cinergy	2006	2005
	(in millions)
Inventory
Before reclassification of emission allowances	$501	$589
Effect of emission allowance reclassification	(192)	(116)
After reclassification of emission allowances	$309	$473

Other Assets
Before reclassification of emission allowances	$730	$185
Effect of emission allowance reclassification	(495)	(59)
After reclassification of emission allowances	$235	$208

Intangible Assets
Before reclassification of emission allowances	$290	$135
Effect of emission allowance reclassification	687	175
After reclassification of emission allowances	$977	$310

(1)    See Note 1(b) for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
	Three Months	Three Months	Six Months
	Ended	Ended	Ended
Cinergy	June 30, 2006	March 31, 2006	June 30, 2005
	(in millions)
Cash Flows from Operating Activities
Before reclassification of emission allowances	$47	$84	$299
Effect of emission allowance reclassification	28	82	19
After reclassification of emission allowances	$75	$166	$318

Cash Flows from Investing Activities
Before reclassification of emission allowances	$(295)	$(294)	$(407)
Effect of emission allowance reclassification	(28)	(82)	(19)
After reclassification of emission allowances	$(323)	$(376)	$(426)

(1)    See Note 1(b) for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
CG&E	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
		(in millions)
Total Operating Revenues

Before reclassification of emission allowances	$738	$1,007	$600	$1,391
Effect of emission allowance reclassification	(42)	(44)	(50)	(90)
After reclassification of emission allowances	$696	$963	$550	$1,301

Total Operating Expenses

Before reclassification of emission allowances	$697	$799	$523	$1,182
Effect of emission allowance reclassification	(47)	(18)	(10)	(20)
After reclassification of emission allowances	$650	$781	$513	$1,162

(Losses) Gains on Sales of Other Assets and Other, net

Before reclassification of emission allowances	$-	$-	$-	$-
Effect of emission allowance reclassification	(5)	26	40	70
After reclassification of emission allowances	$(5)	$26	$40	$70

(1)    See Note 1(b) for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
	June 30,	December 31,
CG&E	2006	2005
	(in millions)
Inventory
Before reclassification of emission allowances	$288	$226
Effect of emission allowance reclassification	(139)	(48)
After reclassification of emission allowances	$149	$178

Other Assets
Before reclassification of emission allowances	$466	$46
Effect of emission allowance reclassification	(445)	(19)
After reclassification of emission allowances	$21	$27

Intangible Assets
Before reclassification of emission allowances	$266	$38
Effect of emission allowance reclassification	584	67
After reclassification of emission allowances	$850	$105

(1)           See Note 1(b) for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
	Three Months	Three Months	Six Months
	Ended	Ended	Ended
CG&E	June 30, 2006	March 31, 2006	June 30, 2005
	(in millions)
Cash Flows from Operating Activities
Before reclassification of emission allowances	$144	$61	$241
Effect of emission allowance reclassification	21	58	(12)
After reclassification of emission allowances	$165	$119	$229

Cash Flows from Investing Activities
Before reclassification of emission allowances	$(149)	$(126)	$(186)
Effect of emission allowance reclassification	(21)	(58)	12
After reclassification of emission allowances	$(170)	$(184)	$(174)

(1)    See Note 1(b) for additional information on Predecessor and Successor reporting.

The change in accounting principle for emission allowances had no impact on PSI’s historical Consolidated Statements of Operations. For these three months ended June 30, 2006, the change in accounting principle resulted in a decrease of $22 million in Operating Revenues and Operating Expenses compared to amounts which would have been reported under PSI’s previous method of accounting.

	June 30,	December 31,
	2006	2005
PSI	(in millions)
Inventory
Before reclassification of emission allowances	$186	$170
Effect of emission allowance reclassification	(53)	(67)
After reclassification of emission allowances	$133	$103

Other Assets
Before reclassification of emission allowances	$150	$132
Effect of emission allowance reclassification	(50)	(40)
After reclassification of emission allowances	$100	$92

Intangible Assets
Before reclassification of emission allowances	$26	$7
Effect of emission allowance reclassification	103	107
After reclassification of emission allowances	$129	$114

	Six Months Ended
	June 30
PSI	2006	2005
	(in millions)
Cash Flows from Operating Activities
Before reclassification of emission allowances	$367	$164
Effect of emission allowance reclassification	31	31
After reclassification of emission allowances	398	195

Cash Flows from Investing Activities
Before reclassification of emission allowances	$(221)	$(224)
Effect of emission allowance reclassification	(31)	(31)
After reclassification of emission allowances	(252)	(255)

(ii)  Assets Held for Sale

When a determination was made that a long-lived asset or asset group should be classified as an asset “held for sale” pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the long-lived asset or asset group are presented on the Consolidated Balance Sheet with the current and noncurrent portions separately presented based upon their previous classification (prior to meeting the “held for sale” criteria).  Prior period balance sheets are not retrospectively adjusted for current period discontinued operations to conform to the current year presentation.  Historically, Cinergy and CG&E classified all “held for sale” amounts as noncurrent and adjusted their Consolidated Balance Sheets retrospectively to conform to the current presentation.  This change in presentation has been adopted in order for the Cinergy and CG&E financial statements to conform to the Duke Energy presentation as a result of push-down accounting.  PSI does not have “held for sale” amounts for any of the periods presented.  See Note 10 for additional information.

(iii) Reclassifications

The financial statements have been reclassified to conform with Duke Energy’s format.  Certain other prior period amounts have been reclassified to conform to current year presentation.  Such reclassifications include the reclassification of income from continuing operations from Cinergy’s commercial marketing and trading business to discontinued operations.  See Note 10 for additional information.

(e)                                  Use of Estimates

To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

(f)                                    Accounting for Excise Taxes

Certain excise taxes levied by state or local governments are collected by Cinergy, CG&E, and PSI from its customers.  These taxes, which are required to be paid regardless of Cinergy’s, CG&E’s, and PSI’s ability to collect from the customer, are accounted for on a gross basis.  When Cinergy, CG&E, or PSI acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.  Cinergy’s and CG&E’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for the three months ended June 30, 2006, March 31, 2006, and June 30, 2005 and the six months ended June 30, 2005 were as follows:

	Successor(1)	Predecessor(1)
	Three Months	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2005
		(in millions)

Cinergy	$33	$44	$32	$73
CG&E	27	38	26	62

(1)           See Note 1(b) for additional information on Predecessor and Successor reporting.

PSI’s excise taxes accounted for on a gross basis and recorded in the accompanying Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
		(in millions)

PSI	$6	$5	$12	$11

(g)                                 Regulation

Cinergy’s utility operating companies use the same accounting policies and practices for financial reporting purposes as non-regulated companies under GAAP.  However, sometimes actions by the Federal Energy Regulatory Commission (FERC) and the state utility commissions result in accounting treatment different from that used by non-regulated companies.  When this occurs, Cinergy, CG&E, and PSI apply the provisions of SFAS No. 71.  In accordance with SFAS No. 71, Cinergy, CG&E, and PSI record regulatory assets and liabilities (expenses deferred for future recovery from customers or amounts provided in current rates to cover costs to be incurred in the future, respectively) on their Balance Sheets.

Pursuant to the consummation of the merger between Duke Energy and Cinergy and the application of purchase accounting, a revaluation of the defined benefit plans was completed and resulted in the recognition of a regulatory asset of approximately $425 million for Cinergy and $157 million for CG&E.  For additional information on purchase accounting, see Notes 1 and 2.

2.     Duke Energy/Cinergy Merger

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated (see Note 1(a) for additional information on the merger and Note 1(b) for additional information on purchase accounting and Predecessor and Successor reporting).  For accounting purposes, the effective date of the merger was April 1, 2006.  The merger combines the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States (Midwest).  The merger is anticipated to provide more regulatory, geographic, and weather diversity to Duke Energy’s earnings.  In connection with the merger, Duke Energy issued 1.56 shares of Duke Energy common stock for each outstanding share of Cinergy common stock, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock.  Based on the market price of Duke Energy common stock during the period, including the two trading days before, through the two trading days after, May 9,

2005, the date Duke Energy and Cinergy announced the merger, the transaction is valued at approximately $9.1 billion and has resulted in preliminary goodwill for Cinergy and CG&E of approximately $4.3 billion and $2.2 billion, respectively.  The amount of goodwill results from significant strategic and financial benefits expected to be realized by Cinergy and CG&E including:

•                  increased financial strength and flexibility;

•                  stronger utility business platform;

•                  greater scale and fuel diversity, as well as improved operational efficiencies for the merchant generation business;

•                  broadened electric distribution platform;

•                  improved reliability and customer service through the sharing of best practices;

•                  increased scale and scope of the electric and gas businesses with stand-alone strength;

•                  complementary positions in the Midwest;

•                  greater customer diversity;

•                  combined expertise; and

•                  significant cost savings synergies.

As discussed in Note 1(b) above, purchase accounting impacts, including goodwill recognition, have been “pushed down” to Cinergy and CG&E, resulting in the assets and liabilities of Cinergy and CG&E being recorded at their respective fair values as of April 3, 2006.

Purchase price allocation and goodwill

The following table summarizes the differences between the estimated fair values and the carrying values of the Cinergy and CG&E assets and liabilities at the date of acquisition (the fair values are preliminary and are subject to change including the amount of goodwill in total and the amount allocated to CG&E) as fair value analyses are finalized and remaining information on the fair values is received:

	As of April 3, 2006
	Cinergy		CG&E
	(in millions, except per share amount)

Purchase price
Cinergy common shares outstanding		200.51
Exchange ratio		1.56
Duke Energy HC common shares issued		312.80
Purchase price per Duke Energy HC common share(1)		$28.75
		$8,993
Fair value of vested employee stock options issued		59
Duke Energy HC direct acquisition costs		37
Total purchase price		$9,089		$4,801 (2)
Less Cinergy/CG&E net book value at acquisition		(4,574)		(1,991)
Excess purchase price		$4,515		$2,810

Fair value adjustments to assets acquired
Current assets	$46		$5
Property, plant, and equipment(3)	(212)		(440)
Intangibles	(677)		(738)
Regulatory assets and deferred debits	(439)		(150)

Fair value adjustments to liabilities assumed
Current liabilities	124		12
Accrued pension and post-retirement benefit costs	564		124
Deferred taxes	171		390
Other non-current liabilities	197		160
		(226)		(637)
Goodwill resulting from merger		$4,289		$2,173
Less: Preliminary goodwill associated with Assets held for sale(4)		(161)		—
Goodwill at June 30, 2006		$4,128		$2,173

(1)       Price based on average price of Duke Energy stock during the period two days prior to merger announcement through two days after.

(2)       Allocation of purchase price to CG&E was based on relative fair value of entities acquired (including CG&E) compared to a total purchase price of $9.089 billion.  See Note 1(b) for additional information.

(3)  Amounts recorded for regulated property, plant, and equipment by Cinergy and CG&E on the acquisition date include approximately $3,995 million and $1,510 million, respectively, related to accumulated depreciation of acquired assets.

(4)       In June 2006, an agreement was reached to sell Marketing & Trading.  Approximately $161 million of goodwill has been preliminarily allocated to that business and was classified as held for sale at June 30, 2006.  See Note 10 for additional information.

Goodwill recorded as of June 30, 2006 resulting from Duke Energy’s merger with Cinergy is $4,289 million.  Of this amount, approximately $161 million has been allocated to assets held for sale related to the disposition of Marketing & Trading and Cinergy Canada, Inc.  See Note 10 for additional information. The valuation and other assessment procedures required to allocate this goodwill to the appropriate reporting units and reportable segments is currently in process and is anticipated to be completed during 2006.  While the allocation is not yet complete, Cinergy anticipates that the goodwill will be allocated to the U.S. Franchised Electric & Gas and Commercial Power segments, as well as Other, and the majority of the goodwill will be allocated to the U.S. Franchised Electric & Gas segment.  See Note 11 for additional information.

The following unaudited consolidated pro forma financial results are presented as if the merger with Duke Energy had occurred at the beginning of each of the periods presented:

Unaudited Consolidated Pro Forma Results

Cinergy

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31,	June 30,	June 30,
	2006	2005	2005
	(in millions)

Operating revenues	$1,579	$1,055	$2,308
Income from continuing operations	49	34	110
Net income	51	22	110

Unaudited Consolidated Pro Forma Results

CG&E

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31,	June 30,	June 30,
	2006	2005	2005
	(in millions)

Operating revenues	$966	$554	$1,308
Income from continuing operations	85	11	45
Net income	83	20	72
Earnings available for common stockholders	83	20	72

Pro forma results for the three months ended June 30, 2006 are not presented since the merger occurred at the beginning of the period presented.  Additionally, pro forma results do not include any significant transactions completed by Cinergy other than the merger with Duke Energy.  The pre-tax impacts of purchase accounting on the results of operations of Cinergy and CG&E are expected to be charges of approximately $130 million to $140 million during 2006.

Prior to consummation of the merger, certain regulatory approvals were received from the state utility commissions and the FERC.  See Note 13(a) for a discussion of the regulatory impacts of the merger.

The consummation of the merger triggered certain “change in control” provisions that provided enhanced and/or accelerated benefits to management level employees in the event of a qualifying transaction.  See Note 19(i) for additional information on these payments.

3.     Common Stock and Stock-based Compensation

(a)                                  Common Stock Outstanding

Prior to its merger with Duke Energy, Cinergy issued new Cinergy Corp. common stock shares to satisfy obligations under certain of its employee stock plans and the Direct Stock Purchase and Dividend Reinvestment Plan.  Cinergy issued 1.7 million shares of stock under these plans in the quarter ended March 31, 2006.  After the merger, obligations under these plans were satisfied through open market purchases of Duke Energy common stock.

Cash dividends declared for the quarter ended March 31, 2006 included dividends of $0.48 per share, which were declared by the Board of Directors on January 16, 2006 and partial dividends of $0.1564 per share, which were declared on March 10, 2006.

In April 2006, CG&E filed a petition with the FERC for a declaratory ruling that its payment of dividends out of its paid-in capital account, using the balance transferred from the retained earnings account, resulting from purchase accounting arising from the Duke Energy/Cinergy merger, would not violate section 305(a) of the Federal Power Act, which generally precludes dividends out of paid-in capital.  Such a ruling was necessary because purchase/push-down accounting reset retained earnings to zero as of April 3, 2006, thus precluding CG&E from using pre-merger retained earnings to pay dividends.  Without this approval, CG&E’s ability to pay dividends would have been constrained to earnings since April 3, 2006.  In May 2006, the FERC issued an order approving CG&E’s petition.

Cinergy Corp. owns all of the common stock of CG&E and PSI.  In April 2006, Duke Energy acquired 100 percent of Cinergy’s outstanding stock for 1.56 shares of Duke Energy common stock per outstanding share of Cinergy common stock.  This conversion resulted in the issuance of approximately 313 million shares of Duke Energy common stock.  See Note 2 for additional information.

(b)                                  Stock-based Compensation Plans

Subsequent to the closing of the merger, Cinergy and its subsidiaries are allocated stock-based compensation expense from Duke Energy as certain of its employees participate in Duke Energy’s stock-based compensation programs.  In December of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  For Cinergy, timing for implementation of SFAS No. 123(R) was January 1, 2006.  Cinergy is required to determine an appropriate expense for stock-based compensation and record compensation expense in the Consolidated Statements of Operations for stock options.  Cinergy implemented SFAS No. 123(R) using the modified prospective transition method.  In 2003, Cinergy prospectively adopted accounting for its stock-based compensation plans using the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123;” for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of SFAS No. 123(R) on stock options and remaining awards was not material.  See Note 17 for additional information regarding this new standard.

Compensation expense for awards with graded vesting provisions is recognized in accordance with FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Duke Energy and Cinergy elected to adopt the modified prospective application method as provided by SFAS No.123(R), and accordingly, financial statement amounts from the prior periods presented in this Form 10-Q have not been restated. There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).   See Note 17 for additional information regarding this new standard.

Prior to the merger with Duke Energy, Cinergy had the following stock-based compensation plans:

•                  Cinergy Corp. 1996 Long-term Incentive Compensation Plan (LTIP);

•                  Cinergy Corp. Stock Option Plan (SOP);

•                  Employee Stock Purchase and Savings Plan;

•                  Retirement Plan for Directors;

•                  Directors’ Equity Compensation Plan;

•                  Directors’ Deferred Compensation Plan;

•                  401(k) Plans; and

•                  401(k) Excess Plan.

The LTIP and SOP programs are discussed below.  The activity in 2006 and 2005 for the remaining stock-based compensation plans was not significant.

Cinergy recorded stock-based compensation expense for the three months ended March 31, 2006 and June 30, 2006, and June 30, 2005 and the six months ended June 30, 2005 as follows, the components of which are further described below:

	Successor(1)	Predecessor(1)
	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
		(in millions)

Stock Options	$2	$3	$4	$5
Phantom Stock	3	1	1	2
Performance Awards	1	12	(3)	—
Other Stock Awards	—	—	1	2
Total	$6	$16	$3	$9

(1)  See Note 1(b) for additional information on Predecessor and Successor reporting.

Compensation expense for CG&E and PSI was not material for any of the periods presented.  The tax benefit associated with the recorded expense for the three months ended March 31 and June 30, 2006 and the six months ended June 30, 2005 was $6 million, $2 million, and $4 million, respectively.  Costs associated with the immediate vesting of shares and options in conjunction with the consummation of the merger with Duke Energy, as discussed below, were accounted for as part of purchase accounting.

(i)   LTIP

Under the LTIP plan, certain key employees may be granted incentive and non-qualified stock options, stock appreciation rights, non-vested stock awards, dividend equivalents, phantom stock, the opportunity to earn performance-based shares, and certain other stock-based awards.  Stock options are granted to participants with an option price equal to or greater than the fair market value on the grant date, and generally with a vesting period of three years.  The vesting period begins on the grant date and all options expire within 10 years from that date.  Expense for stock options granted to retirement eligible employees is recognized immediately as these employees are deemed to immediately vest in their stock options.

Most options granted prior to May 8, 2005 were immediately vested upon consummation of the merger with Duke Energy, and all such options were converted into Duke Energy options on April 3, 2006 at the 1.56 conversion rate.  All options granted after May 8, 2005 will continue to be expensed over the remaining portion of the three-year vesting period unless granted to retirement eligible employees in which case they are expensed immediately.  Duke Energy plans to issue new Duke Energy common shares when the above options are exercised.

Previously, performance-based share awards were paid 50 percent in common stock and 50 percent in cash.  As of December 31, 2005, all performance shares were classified as liabilities as management intends to pay all outstanding awards in cash.  As a result, the expected cash payout portion of the performance shares were reported in Current Liabilities - Other and Deferred Credits and Other Liabilities.  All performance awards vested immediately with the consummation of the merger.  Management paid all outstanding awards in cash.  Total cash paid for the performance-based share liabilities for the three months ended March 31 and June 30, 2006 and the six months ended June 30, 2005 were $5 million, $60 million, and $14 million, respectively.

Target grants of performance-based shares were made for the following Cycles:

	Grant	Performance	Target
Cycle	Date	Period	Grant of Shares
			(in thousands)

VIII	1/2004	2004-2006	366
IX	1/2005	2005-2007	340
X	1/2006	2006-2008	351

All performance shares under Cycles VIII and IX vested immediately at 200 percent of target upon consummation of the merger.  Cycle X performance shares vested on a pro-rata basis also at 200 percent of target at the consummation of the merger.  Executives who left Cinergy received the remaining prorated share of Cycle X shares paid out at target.

Stock-based performance awards outstanding vest over three years.  Certain performance awards granted in 2006 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock.  These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards with the adoption of SFAS No. 123(R).  The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period.  For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio.  The average of these simulations is the expected portfolio value per share.  Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model.  Other awards not containing market conditions are measured at grant date price.  Duke Energy awarded 482,600 shares (fair value of approximately $12 million) in the six months ended June 30, 2006.

The following table summarizes information about stock-based performance awards issued to Cinergy employees and outstanding at June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value

Number of Stock-based Performance Awards:
Outstanding at April 1, 2006	—	$—
Granted	482,600	25
Vested	—	—
Forfeited	(1,010)	18
Canceled	—	—
Outstanding at June 30, 2006	481,590	$25

As of June 30, 2006, Cinergy had approximately $11 million of compensation expense which is expected to be recognized over a weighted-average period of 2.5 years.

Phantom stock awards outstanding vest over periods from one to five years.  Duke Energy awarded 364,570 shares to Cinergy employees (fair value of approximately $11 million based on the market price of Duke Energy’s common stock at the grant dates) in the six months ended June 30, 2006.  Converted Cinergy phantom stock awards are paid in cash and are measured and recorded as liability awards.

The following table summarizes information about phantom stock awards issued to Cinergy employees and outstanding at June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value

Number of Phantom Stock Awards:
Outstanding at April 1, 2006(1)	31,530	$29
Granted	364,570	29
Vested	(23,398)	29
Forfeited	(5,229)	29
Canceled	—	—
Outstanding at June 30, 2006	367,473	$29

(1)     Balance of converted Cinergy awards.

The total fair value of the shares vested during the three months ended June 30, 2006 was approximately $1 million.  As of June 30, 2006, Cinergy had approximately $8 million of compensation expense which is expected to be recognized over a weighted-average period of 3.1 years.

Cinergy had other stock awards outstanding under the LTIP that vested upon the change in control due to the consummation of the merger.  The fair value of the shares vested during the three months ended June 30, 2006 was approximately $1 million.

(ii)          Stock Option Activity

Most options granted prior to May 8, 2005 under the LTIP and SOP plans were immediately vested upon consummation of the merger with Duke Energy, and all such options were converted into Duke Energy options at the 1.56 conversion rate.  All options granted after May 8, 2005 will continue to be expensed over the remaining portion of the three-year vesting period unless granted to retirement eligible employees in which case they are expensed immediately.  Duke Energy plans to issue new Duke Energy common shares when the above options are exercised.

Stock option activity for options issued to Cinergy employees for the three months ended March 31, 2006 is summarized as follows:

	LTIP and SOP - Predecessor
	Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in millions)
Balance at December 31, 2005	5,484,649	$34.72

Options granted(1)	674,900	42.45
Options exercised	(1,488,171)	33.37		$16
Options forfeited/expired	(6,300)	41.11

Balance at March 31, 2006	4,665,078	$36.30	6.32 yrs	$43

Options Exercisable at March 31, 2006(2)	2,433,378	$32.94	4.27 yrs	$30

(1)       Options granted to Cinergy employees upon consummation of the merger with Duke Energy.

(2)       475,867 options exercisable pertain to the SOP.

Stock option activity for options issued to Cinergy employees for the three months ended June 30, 2006 is summarized as follows:

	LTIP and SOP - Successor
	Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in millions)
Balance at April 1, 2006	7,277,522	$23

Options granted(1)	1,877,646	29
Options exercised	(968,170)	20		$8
Options forfeited/expired	(52,260)	27

Balance at June 30, 2006	8,134,738	$25	6.9 yrs	$36

Options Exercisable at June 30, 2006	5,511,412	$23	5.6 yrs	$34

(1)    Options granted to Cinergy employees upon consummation of the merger with Duke Energy.

For the three months ended June 30 and March 31, 2006, Cinergy received $20 million and $29 million, respectively, in cash from the exercise of outstanding stock options.  The tax benefit realized from these exercised options for the three months ended March 31, 2006 was $14 million.  The total compensation expense related to unvested options at June 30, 2006 was $12 million which will be recognized over a weighted average period of 2.7 years.  The total fair-value of options granted during the three months ended March 31 and June 30, 2006 and the six months ended June 30, 2005, was $6.07 per share, $5.45 per share, and $5.65 per share, respectively.  The total intrinsic value of options exercised was $16 million, $8 million, and $4 million for the three months ended March 31 and June 30, 2006 and the six months ended June 30, 2005, respectively.

The fair value of options granted was determined using a Black-Scholes model using the assumptions listed in the following table for the periods presented:

	LTIP
	Successor(1)		Predecessor(1)(2)
	Three Months		Three Months		Six Months
	Ended		Ended		Ended
	June 30, 2006		March 31, 2006		June 30, 2005

Risk-free interest rate	4.78	%(7)	4.33	%(3)	3.62	%(3)
Expected dividend yield	4.40	%(8)	4.41	%(4)	4.52	%(4)
Expected life(5)	6.29	yrs	5.01	yrs	4.99	yrs
Expected volatility	24.00	%(9)	22.43	%(6)	21.28%

(1)	See Note 1(b) for additional information on Predecessor and Successor reporting.
(2)	There were no stock options granted during the three months ended June 30, 2005.
(3)	The risk-free rate is based upon the U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options.
(4)	The expected dividend yield is based upon annualized dividends and the closing stock price on the grant date.
(5)	The expected term of options is derived from historical data.
(6)	Volatility is based upon the historical volatility with a look back period equal to the expected term of the options.
(7)	The risk-free rate is based upon the U.S. Treasury Constant Maturity rates as of the grant date.
(8)	The expected dividend yield is based upon annualized dividends and the 1-year average closing stock price.
(9)

Volatility is based upon 50 percent historical and 50 percent implied volatility.  Historic volatility is based on the weighted average between Duke Energy and Cinergy historical volatility over six years using daily stock prices.  Implied volatility is the average for all option contracts with a term greater than six months using the strike price closest to the stock price on the valuation date.

4.     Preferred Stock

In March 2006, CG&E redeemed all outstanding shares of its $16.98 million notional amount 4% Cumulative Preferred Stock and its $3.5 million notional amount 4.75% Cumulative Preferred Stock at a price of  $108 per share and $101 per share, respectively, plus accrued and unpaid dividends.

In May 2006, PSI redeemed all outstanding shares of its $3.7 million notional amount 3.5% Cumulative Preferred Stock, its $3.9 million notional amount 4.32% Cumulative Preferred Stock, and its $3.7 million notional amount 4.16% Cumulative Preferred Stock at par, plus accrued and unpaid dividends.

5.     Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

	Successor(1)	Predecessor(1)
	June 30,	December 31,
Cinergy	2006	2005
	(in millions)
Inventory
Fuel for use in electric production	$186	$121
Other materials and supplies	119	109
Gas stored for current use	4	243
Total Inventory	$309	$473

(1)      See Note 1(b) for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
	June 30,	December 31,
CG&E	2006	2005
	(in millions)
Inventory
Fuel for use in electric production	$89	$58
Other materials and supplies	56	49
Gas stored for current use	4	71
Total Inventory	$149	$178

(1)      See Note 1(b) for additional information on Predecessor and Successor reporting.

	June 30,	December 31,
PSI	2006	2005
	(in millions)
Inventory
Fuel for use in electric production	$81	$51
Other materials and supplies	52	52
Total Inventory	$133	$103

6.     Debt and Credit Facilities

During June 2006, Cinergy Corp. and its subsidiaries amended their multi-year syndicated $2 billion revolving credit facility to extend the expiration date, reduce costs, and conform the terms to those found in the legacy Duke Energy facilities.

Cinergy’s credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2006, Cinergy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the credit agreements contain material adverse change clauses or any covenants based on credit ratings.

Cinergy Corp.’s short-term borrowings consist primarily of unsecured revolving lines of credit, sale of commercial paper, and pollution control notes.  Cinergy Corp.’s revolving credit facility and commercial paper program also support the short-term borrowing needs of CG&E and PSI.  Cinergy’s pollution control notes are tax-exempt notes that are obtained to finance equipment or land development for pollution control purposes.  In addition, Cinergy Corp., CG&E, and PSI maintain uncommitted lines of credit.  These facilities are not firm sources of capital but rather informal agreements to lend money, subject to availability, with pricing determined at the time of advance.  The following table summarizes the Notes payable and Commercial paper:

Notes Payable and Commercial Paper Summary June 30, 2006

			Amounts Outstanding
		Credit			Pollution
	Expiration	Facilities	Commercial	Letters of	Control
	Date	Capacity	Paper	Credit	Notes	Total
			(in millions)
Cinergy
Cinergy Corp.(1)
$2,000 multi-year syndicated(2)	June 2011	$2,000	$949	$93	$—	$1,042

Utility operating companies			—	—	298	298

Non-regulated subsidiaries			—	—	25	25

Total Cinergy			$949	$93	$323	$1,365	(3)

CG&E(4)			$—	$—	$112	$112

PSI(5)			$—	$—	$186	$186

(1)

Excludes $150 million credit facility at Cinergy Canada, Inc., which has $63 million outstanding as of June 30, 2006 classified on the Consolidated Balance Sheets as Liabilities associated with assets held for sale. Cinergy Corp.’s commercial paper program limit is $1.5 billion. The commercial paper program is supported by Cinergy Corp.’s revolving line of credit.

(2)

Credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Credit facility also contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65 percent and contains $500 million sublimits each for CG&E and PSI. In June 2006, credit facility expiration date was extended from September 2010 to June 2011.

(3)	Includes $93 million in letters of credit which are not included on Cinergy’s Consolidated Balance Sheets.
(4)	Excludes $198 million outstanding as notes payable to affiliated companies under the money pool arrangement.
(5)	Excludes $117 million outstanding as notes payable to affiliated companies under the money pool arrangement.
Long-term Debt

In June 2006, PSI issued $325 million principal amount of 6.05% senior unsecured notes due June 15, 2016. Proceeds from the issuance were used to repay $325 million 6.65% First Mortgage Bonds that matured on June 15, 2006.

In August 2006, ULH&P issued approximately $77 million principal amount of floating rate tax-exempt notes due August 1, 2027.  Proceeds from the issuance will be used to refund a like amount of debt on September 1, 2006 currently outstanding at CG&E.  The CG&E debt was assumed by ULH&P as part of the recent transfer of generating assets from CG&E to ULH&P.  Approximately $27 million of the floating rate debt was swapped to a fixed rate concurrent with closing.

7.     Employee Benefit Obligations

As discussed in the 2005 10-K, Cinergy Corp. sponsors both pension and other postretirement benefits plans.  Cinergy Corp.’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements.  Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended.  The pension plans’ assets consist of investments in equity and debt securities.  In addition, Cinergy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors.  Cinergy also provides certain health care and life insurance benefits to retired United States employees and their eligible dependents.  These benefits are subject to minimum age and service requirements.  The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

There were no qualified pension benefit contributions for either the three months ended March 31, 2006 or June 30, 2006.  Cinergy expects to make approximately $120 million in qualified pension contributions during the remainder of 2006.

Cinergy’s benefit plans’ costs for the periods presented include the following components:

	Successor(1)		Predecessor(1)
	Three Months Ended June 30, 2006		Three Months Ended March 31, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
			(in millions)
Qualified Pension Benefits

Service cost	$14.5		$10.9	$9.6	$19.2
Interest cost	30.5		24.7	24.0	48.1
Expected return on plans’ assets	(24.7)		(23.4)	(22.1)	(44.1)
Amortization of transition (asset) obligation	—	(2)	—	(0.1)	(0.1)
Amortization of prior service cost	—	(2)	0.9	1.2	2.3
Amortization of actuarial loss	—	(2)	4.6	2.0	3.9
Net periodic benefit cost	$20.3		$17.7	$14.6	$29.3

Non-Qualified Pension Benefits

Service cost	$0.5		$1.4	$1.4	$2.8
Interest cost	1.5		2.1	1.8	3.6
Amortization of prior service cost	—	(2)	0.6	0.5	1.0
Amortization of actuarial loss	—	(2)	1.0	0.6	1.2
Net periodic benefit cost	$2.0		$5.1	$4.3	$8.6

Other Postretirement Benefits

Service cost	$2.3		$1.6	$1.6	$3.2
Interest cost	8.7		5.6	5.7	11.4
Amortization of transition (asset) obligation	—	(2)	—	0.1	0.2
Amortization of prior service cost	—	(2)	(0.2)	(0.3)	(0.4)
Amortization of actuarial loss	—	(2)	2.5	2.8	5.5
Net periodic benefit cost	$11.0		$9.5	$9.9	$19.9

(1)	See Note 1(b) for additional information on Predecessor and Successor reporting.
(2)	All of these previously unrecognized amounts were eliminated with the application of purchase accounting.

The net periodic benefit costs by registrant for the three months ended June 30, 2006, March 31, 2006, and June 30, 2005, and the six months ended June 30, 2005, were as follows:

	Successor(1)	Predecessor(1)
	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
		(in millions)
Qualified Pension Benefits

Cinergy(2)	$20.3	$17.7	$14.6	$29.3
CG&E and subsidiaries	7.4	5.5	4.3	8.7

Non-Qualified Pension Benefits

Cinergy(2)	$2.0	$5.1	$4.3	$8.6
CG&E and subsidiaries	0.2	0.2	0.2	0.4

Other Postretirement Benefits

Cinergy(2)	$11.0	$9.5	$9.9	$19.9
CG&E and subsidiaries	3.0	2.5	2.6	5.2

(1)	See Note 1(b) for additional information on Predecessor and Successor reporting.
(2)	The results of Cinergy also include amounts related to non-registrants.

PSI	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Qualified Pension Benefits	$6.1	$3.7	$10.5	$7.5
Non-Qualified Pension Benefits	0.2	0.1	0.4	0.3
Other Postretirement Benefits	5.7	5.0	10.3	9.9

Upon consummation of the merger with Duke Energy, all defined benefit plan obligations were remeasured.  Cinergy, CG&E, and PSI updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit cost.  The weighted-average assumptions used to determine benefit obligations are as follows:

	Qualified Pension Benefits	Non-Qualified Pension Benefits	Other Postretirement Benefits

Discount rate	6.00%	6.00%	6.00%
Salary increase	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	8.50%	N/A	N/A

The assumed health care cost trend rates are as follows:

	Not Medicare Eligible	Medicare Eligible
Health care cost trend rate assumed for 2006	8.50%	11.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2012

8.     Acquisitions and Dispositions

(a)                                  Transfer of Duke Energy Generating Assets to CG&E

In April 2006, Duke Energy contributed to CG&E its ownership interest in five plants, representing a mix of combined cycle and peaking plants, with a combined capacity of 3,600 megawatts (MWs), as follows:

Generating Plant	Location	Ownership Interest	Fuel Type	Owned MW Capacity

Fayette	Fayette County, Pennsylvania	100%	Gas	620
Hanging Rock	Lawrence County, Ohio	100	Gas	1,240
Lee	Lee County, Illinois	100	Gas	640
Vermillion	Vermillion County, Indiana	75	Gas	480
Washington	Washington County, Ohio	100	Gas	620
				3,600

The transaction was effective in April 2006 and was accounted for at Duke Energy’s net book value for these assets.  The entities holding these generating plants, which were indirect subsidiaries of Duke Energy, were first distributed to Duke Energy, which then contributed them to Cinergy which, in turn, contributed them to CG&E.  In the final step, the entities were then merged into CG&E.

In connection with the contribution of these assets, CG&E assumed certain related liabilities.  In particular, CG&E assumed from Duke Energy all payment, performance, and other obligations of Duke Energy, with respect to certain deferred tax liabilities related to the assets.   The following table summarizes this transaction for CG&E:

(in millions)

Assets Received
Generating Assets	$1,563
Other Assets	74
Total Assets Received	$1,637

Liabilities Assumed
Deferred Tax Liabilities	$181
Other	4
Total Liabilities Assumed	$185

Contributed Capital from Duke Energy	$1,452

As part of this transaction, Duke Capital LLC, a subsidiary of Duke Energy, agreed to reimburse CG&E through April 2016 in the event of certain cash shortfalls that may result from CG&E’s ownership of the five stations.

9.     Goodwill and Intangibles

(a)                                  Goodwill

Cinergy evaluates the impairment of goodwill under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). As discussed further in Note 2, in April 2006, Duke Energy and Cinergy consummated the merger, which resulted in Cinergy and CG&E recording preliminary goodwill of approximately $4.3 billion and $2.2 billion, respectively.  The annual impairment testing date for goodwill is August 31.  The following table shows the components of goodwill for Cinergy and CG&E at June 30, 2006:

Carrying Amount of Goodwill

	Successor (1)				Predecessor (1)
	Balance at			Balance at	Balance at		Balance at
	April 1, 2006	Changes		June 30, 2006	December 31, 2005	Changes	March 31, 2006(2)
	(in millions)

Cinergy	$4,289	$(161	)(3)	$4,128	$33	$4	$37

CG&E	$2,173	$—		$2,173	$—	$—	$—

(1)	See Note 1(b) for additional information on Predecessor and Successor reporting.
(2)	All existing goodwill at March 31, 2006 was eliminated in purchase accounting.
(3)	Relates to goodwill allocated to the distribution of Marketing & Trading and Cinergy Canada, Inc. See Note 10 for additional information.

(b)                                  Intangible Assets

Effective with the merger between Duke Energy and Cinergy, Cinergy’s, CG&E’s, and PSI’s emission allowances are classified as and accounted for as Intangible assets under SFAS No. 142.  The predecessor amounts also have been reclassified to show this presentation.  Emission allowances were previously included in Inventory and Other non-current assets.  See Note 1(d)(i) for more information on this change in accounting principle.

The carrying amount and accumulated amortization of intangible assets are as follows:

	Successor(1)	Predecessor(1)	Weighted Average Life
Cinergy	June 30, 2006	December 31, 2005	June 30, 2006(2)
	(in millions)

Emission allowances	$687	$175
Gas, coal, and power contracts	297	32	19 yrs.
Other	12	120	8 yrs.
Total intangible assets	$996	$327

Accumulated amortization - gas, coal, and power contracts	(17)	(10)
Accumulated amortization - other	(2)	(7)
Total accumulated amortization	$(19)	$(17)

Total intangible assets, net	$977	$310

(1)	See Note 1(b) for additional information on Predecessor and Successor reporting.
(2)	Emission allowances do not have a contractual term or expiration date.

	Successor(1)	Predecessor(1)	Weighted Average Life
CG&E	June 30, 2006	December 31, 2005	June 30, 2006(2)
	(in millions)

Emission allowances	$584	$67
Gas, coal, and power contracts	276	29	19 yrs.
Other	5	18	5 yrs.
Total intangible assets	$865	$114

Accumulated amortization - gas, coal, and power contracts	(15)	(7)
Accumulated amortization - other	—	(2)
Total accumulated amortization	$(15)	$(9)

Total intangible assets, net	$850	$105

(1)	See Note 1(b) for additional information on Predecessor and Successor reporting.
(2)	Emission allowances do not have a contractual term or expiration date.

			Weighted Average Life
PSI	June 30, 2006	December 31, 2005	June 30, 2006(1)(2)
	(in millions)

Emission allowances	$103	$107
Gas, coal, and power contracts	24	3	15 yrs.
Other	6	6
Total intangible assets	$133	$116

Accumulated amortization – gas, coal, and power contracts	(4)	(2)
Total accumulated amortization	$(4)	$(2)

Total intangible assets, net	$129	$114

(1)	Emission allowances do not have a contractual term or expiration date.
(2)	Other represents intangible assets related to pensions which does not have a definitive life.

Emission allowances consist of many discrete emission allowance certificates, none of which have an expiration date, and will be recognized in earnings as they are sold or consumed.  When emission allowances are sold or consumed, their carrying value is recorded in Fuel used in electric generation and purchased power on the Consolidated Statements of Operations.

The carrying value of emission allowances sold or consumed for Cinergy and CG&E were as follows:

	Successor(1)	Predecessor(1)
	Three Months	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2005
		(in millions)

Cinergy	$117	$70	$68	$112
CG&E	88	42	53	91

(1)	See Note 1(b) for additional information on Predecessor and Successor reporting.

The carrying value of emission allowances sold or consumed for PSI were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)

PSI	$29	$15	$58	$22

Amortization expense for Cinergy and CG&E for the remaining intangible assets is presented for the periods below:

	Successor(1)	Predecessor(1)
	Three Months	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2005
		(in millions)

Cinergy	$19	$7	$2	$3
CG&E	15	1	1	1

(1)	See Note 1(b) for additional information on Predecessor and Successor reporting.

Amortization expense for PSI was $4 million for the three and six months ended June 30, 2006.  The amounts were immaterial for the three and six months ended June 30, 2005.

The table below shows the expected amortization expense for the next five years for intangibles (including emission allowances) as of June 30, 2006:

	2007	2008	2009	2010	2011

Cinergy	$186	$104	$92	$34	$41
CG&E	153	101	73	32	39
PSI	33	3	19	1	1

The amortization amounts discussed above are estimates.  Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances, additional intangible asset acquisitions and other events.

(c)                                  Intangible Liabilities

Cinergy has intangible liabilities of $157 million associated with CG&E’s Market-Based Standard Service Offer (MBSSO) and other power sale contracts, which are $107 million and $50 million, respectively, that will be recognized in earnings over their contractual lives.  The amounts to be recognized in earnings over the next five years are as follows:

	2007	2008	2009	2010	2011

Cinergy	$61	$73	$6	$6	$4
CG&E	61	73	6	6	4

10.  Discontinued Operations

In June 2006, Duke Energy announced it had reached an agreement to sell Marketing & Trading and Cinergy Canada, Inc., as well as certain CG&E trading contracts to Fortis, a Benelux-based financial services group.  Duke Energy will receive a base purchase price of approximately $210 million.  In addition, Fortis will pay an amount equal to the value of the portfolio of contracts and net working capital, including collateral, associated with the business, both of which will be determined at closing and are subject to market and operating changes up until that time.  Duke Energy expects pre-tax cash proceeds from the sale to be at least $550 million, including the value of the portfolio of contracts and net working capital.  The sale is subject to FERC and Federal Reserve Board approval, as well as Canadian regulatory approvals, and is anticipated to close in the third quarter of 2006.  Results of operations for Marketing & Trading, Cinergy Canada, Inc., and certain CG&E trading contracts have been reflected in (Loss) Income from Discontinued Operations, net of tax, including prior periods for Cinergy and CG&E.  Cinergy and CG&E do not currently expect a material gain or loss to be recognized in connection with this transaction.  As of June 30, 2006, assets and liabilities to be disposed of under the exit plan were classified as Assets held for sale in the Consolidated Balance Sheets.

In December 2005, Cinergy completed the sale of a wholly owned subsidiary in the Czech Republic that was engaged in the generation and sale of heat and electricity.  At the time of the sale, the subsidiary had assets of approximately $113 million and liabilities of approximately $12 million.  The net, after-tax, gain from the sale was approximately $18 million (including a net, after-tax, cumulative currency translation gain of approximately $24 million).

In December 2005, Cinergy began taking steps to sell its wholly owned North American energy management and energy performance contracting business.  In December 2005, Cinergy recognized a $17 million pre-tax impairment charge to value this business to its estimated fair value less cost to sell in accordance with it being deemed held for sale.  In April 2006, Cinergy completed the sale of this business.  The net, after tax, loss on the sale was immaterial (excluding the $17 million impairment charge recognized in December 2005).

These consolidated entities have been presented as (Loss) Income from Discontinued Operations, net of tax, in Cinergy’s Consolidated Statements of Operations and as Assets held for sale and Liabilities associated with assets held for sale in Cinergy’s Consolidated Balance Sheets.  The discontinued operations were part of Commercial Power and Other.

The following tables reflect the assets and liabilities, the results of operations, and the income (loss) on disposal related to investments accounted for as discontinued operations for the three months ended June 30, 2006, March 31, 2006, and June 30, 2005, and the six months ended June 30, 2005:

	Successor(1)	Predecessor(1)
	Three Months	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2005
		(in millions)

Cinergy
Revenues(2)	$2.2	$42.5	$12.7	$67.6

Operating (Loss) Income
(Loss) Income Before Taxes	(10.9)	10.2	(20.1)	1.0
Income Tax (Benefit) Expense	(2.7)	3.4	(7.6)	0.4
(Loss) Income from Discontinued Operations, net of tax	(8.2)	6.8	(12.5)	0.6

Net Loss on Dispositions
Pre-tax loss on dispositions	(6.4)	(3.0)	—	—
Income tax (benefit)	(8.5)	(1.0)	—	—
Gain (Loss) on dispositions, net of tax	2.1	(2.0)	—	—

Total Income (Loss) from Discontinued Operations, net of tax	$(6.1)	$4.8	$(12.5)	$0.6

CG&E
Revenues(2)	$(29.0)	$8.7	$20.0	$52.7

Operating (Loss) Income
(Loss) Income Before Taxes	(31.2)	(2.9)	14.6	43.5
Income Tax (Benefit) Expense	(11.6)	(1.0)	5.4	16.7
(Loss) Income from Discontinued Operations, net of tax	(19.6)	(1.9)	9.2	26.8

Net Loss on Dispositions
Pre-tax loss on dispositions	—	—	—	—
Income tax (benefit) expense	—	—	—	—
Loss on dispositions, net of tax	—	—	—	—

Total Income (Loss) from Discontinued Operations, net of tax	$(19.6)	$(1.9)	$9.2	$26.8

(1)             See Note 1(b) for additional information on Predecessor and Successor reporting.

(2)             Presented for informational purposes only.  All results of operations are reported net in Cinergy’s and CG&E’s Statements of Operations.

	Successor(1)	Predecessor(1)
	June 30,	December 31,
	2006	2005
	(in millions)

Cinergy
Assets
Current assets	$1,253	$16
Property, plant, and equipment-net	25	—
Other assets(2)	401	18

Total Assets	$1,679	$34

Liabilities
Current liabilities	$825	$6
Long-term debt	—	18
Other	278	5

Total Liabilities	$1,103	$29

CG&E
Assets
Current assets	$205	$—
Other assets	90	—

Total Assets	$295	$—

Liabilities
Current liabilities	$187	$—
Other	91	—

Total Liabilities	$278	$—

(1)             See Note 1(b) for additional information on Predecessor and Successor reporting.

(2)             Balance includes $161 million of Goodwill resulting from the merger which has been allocated to Assets held for sale.

11.  Business Segments

In conjunction with the merger with Duke Energy, effective April 3, 2006, Duke Energy and Cinergy have adopted new business segments that management believes properly align the various operations of the merged companies with how the chief operating decision maker will view the business.  Accordingly, effective with the second quarter of 2006, the new reportable business segments pertinent to Cinergy are: U.S. Franchised Electric & Gas, Commercial Power, and International.  All prior period amounts have been restated to reflect the current segment presentation.  Cinergy’s, CG&E’s, and PSI’s chief operating decision makers regularly review financial information about each of these business units in deciding how to allocate resources and evaluate performance.  All of the business units are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The remainders of Cinergy’s, CG&E’s, and PSI’s operations are presented as “Other.”  While it is not considered a business segment, “Other” for Cinergy primarily includes Cinergy’s telecommunications, shared services, governance costs, and certain international investments.  “Other” for CG&E and PSI includes shared services and governance costs.

U.S. Franchised Electric & Gas consists of PSI’s regulated generation and transmission and distribution operations and CG&E and its subsidiaries’ regulated electric and gas transmission and distribution systems and its regulated electric generation in Kentucky.  U.S. Franchised Electric & Gas plans, constructs, operates and maintains Cinergy’s transmission and distribution systems and delivers gas and electric energy to consumers.  U.S. Franchised Electric & Gas also earns revenues from wholesale customers primarily by these customers transmitting electric power through Cinergy’s transmission system.  These businesses are subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return.

Commercial Power primarily consists of CG&E’s non-regulated generation in Ohio and the recently acquired merchant generation assets discussed in Note 8 and manages energy marketing and trading activities.  Commercial

Power also performs energy risk management activities and provides customized energy solutions.  In June 2006, an agreement was reached to sell Commercial Power’s energy marketing and trading activities.  These activities are included in the Commercial Power segment balance sheet presentation, however, they are not included in the revenue presentation since they are below the EBIT line on the income statement.  See Note 10 for additional information.

International primarily directs and manages an international business holding which supplies and sells natural gas to international customers.  International earns equity earnings from this unconsolidated company.

Cinergy’s reportable segments offer different products and services and are managed separately as business units.  Management evaluates segment performance based on EBIT from continuing operations, after deducting minority interest expense related to those profits.  Cash, cash equivalents, and short-term investments are managed centrally by Cinergy, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as unaffiliated revenues and expenses in the accompanying Consolidated Financial Statements.

Cinergy Business Segment Data(1)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/Consolidated Earnings from Continuing Operations Before Income Taxes
		(in millions)
Successor(2)

Three Months Ended June 30, 2006

U.S. Franchised Electric & Gas	$845	$—	$845	$91
Commercial Power	440	10	450	22
Total reportable segments	1,285	10	1,295	113
Other	23	—	23	(32)
Eliminations	—	(10)	(10)	—
Interest expense	—	—	—	(82)
Interest income and other(3)	—	—	—	14
Total consolidated	$1,308	$—	$1,308	$13

Predecessor(2)

Three Months Ended March 31, 2006

U.S. Franchised Electric & Gas	$1,025	$—	$1,025	$167
Commercial Power	546	12	558	120
International	—	—	—	1
Total reportable segments	1,571	12	1,583	288
Other	5	—	5	(128)
Eliminations	—	(12)	(12)	—
Interest expense	—	—	—	(84)
Interest income and other(3)	—	—	—	19
Total consolidated	$1,576	$—	$1,576	$95

Three Months Ended June 30, 2005

U.S. Franchised Electric & Gas	$719	$—	$719	$144
Commercial Power	328	63	391	42
International	—	—	—	(1)
Total reportable segments	1,047	63	1,110	185
Other	4	—	4	(43)
Eliminations	—	(63)	(63)	—
Interest expense	—	—	—	(68)
Interest income and other(3)	—	—	—	10
Total consolidated	$1,051	$—	$1,051	$84

Six Months Ended June 30, 2005

U.S. Franchised Electric & Gas	$1,633	$—	$1,633	$331
Commercial Power	660	108	768	91
International	—	—	—	(1)
Total reportable segments	2,293	108	2,401	421
Other	8	—	8	(97)
Eliminations	—	(108)	(108)	—
Interest expense	—	—	—	(132)
Interest income and other(3)	—	—	—	21
Total consolidated	$2,301	$—	$2,301	$213

(1)            Segment results exclude results of discontinued operations.

(2)            See Note 1(b) for additional information on Predecessor and Successor reporting.

(3)            Other includes foreign currency transaction gains and losses not allocated to the segment results.

CG&E Business Segment Data(1)

				Segment
				EBIT/Consolidated
				Earnings from
				Continuing
	Unaffiliated	Intersegment	Total	Operations Before
	Revenues	Revenues	Revenues	Income Taxes
	(in millions)
Successor(2)

Three Months Ended June 30, 2006

U.S. Franchised Electric & Gas	$297	$—	$297	$20
Commercial Power	399	1	400	36
Total reportable segments	696	1	697	56
Other	—	—	—	(13)
Eliminations	—	(1)	(1)	—
Interest expense	—	—	—	(28)
Interest income and other(3)	—	—	—	5
Total consolidated	$696	$—	$696	$20

Predecessor(2)

Three Months Ended March 31, 2006

U.S. Franchised Electric & Gas	$543	$—	$543	$80
Commercial Power	420	1	421	166
Total reportable segments	963	1	964	246
Other	—	(1)	(1)	(39)
Interest expense	—	—	—	(30)
Interest income and other(3)	—	—	—	9
Total consolidated	$963	$—	$963	$186

Three Months Ended June 30, 2005

U.S. Franchised Electric & Gas	$283	$—	$283	$35
Commercial Power	267	40	307	68
Total reportable segments	550	40	590	103
Other	—	—	—	(26)
Eliminations	—	(40)	(40)	—
Interest expense	—	—	—	(23)
Interest income and other(3)	—	—	—	3
Total consolidated	$550	$—	$550	$57

Six Months Ended June 30, 2005

U.S. Franchised Electric & Gas	$780	$—	$780	$118
Commercial Power	521	79	600	136
Total reportable segments	1,301	79	1,380	254
Other	—	—	—	(45)
Eliminations	—	(79)	(79)	—
Interest expense	—	—	—	(46)
Interest income and other(3)	—	—	—	8
Total consolidated	$1,301	$—	$1,301	$171

(1)            Segment results exclude results of discontinued operations.

(2)            See Note 1(b) for additional information on Predecessor and Successor reporting.

(3)            Other includes foreign currency transaction gains and losses not allocated to the segment results.

PSI Business Segment Data

	Unaffiliated Revenues	Total Revenues	Segment EBIT/Consolidated Earnings from Continuing Operations Before Income Taxes
	(in millions)

Three Months Ended June 30, 2006

U.S. Franchised Electric & Gas	$550	$550	$65
Total reportable segments	550	550	65
Other	—	—	(24)
Interest expense	—	—	(30)
Interest income and other	—	—	8
Total consolidated	$550	$550	$19

Three Months Ended June 30, 2005

U.S. Franchised Electric & Gas	$428	$428	$111
Total reportable segments	428	428	111
Other	—	—	(13)
Interest expense	—	—	(27)
Interest income and other	—	—	4
Total consolidated	$428	$428	$75

	Unaffiliated Revenues	Total Revenues	Segment EBIT/Consolidated Earnings from Continuing Operations Before Income Taxes
	(in millions)

Six Months Ended June 30, 2006

U.S. Franchised Electric & Gas	$1,036	$1,036	$151
Total reportable segments	1,036	1,036	151
Other	—	—	(50)
Interest expense	—	—	(65)
Interest income and other	—	—	14
Total consolidated	$1,036	$1,036	$50

Six Months Ended June 30, 2005

U.S. Franchised Electric & Gas	$854	$854	$216
Total reportable segments	854	854	216
Other	—	—	(26)
Interest expense	—	—	(52)
Interest income and other	—	—	6
Total consolidated	$854	$854	$144

Segment assets in the following table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets, and investments in subsidiaries.

Total segment assets at June 30, 2006 and December 31, 2005 are as indicated below:

	Successor(1)		Predecessor(1)
	June 30,		December 31,
	2006		2005
	(in millions)

Cinergy Segment Assets
U.S. Franchised Electric & Gas	$10,322		$9,601
Commercial Power	8,192	(3)	6,757
International	79		94
Total reportable segments	18,593		16,452
Unallocated goodwill	4,128	(4)
Other	450		437
Eliminations and reclassifications(2)	113		265
Total consolidated assets	$23,284		$17,154

CG&E Segment Assets
U.S. Franchised Electric & Gas	$3,957		$3,523
Commercial Power	5,656		3,496
Total reportable segments	9,613		7,019
Unallocated goodwill	2,173	(4)	—
Eliminations and reclassifications(2)	110		215
Total consolidated assets	$11,896		$7,234

(1)             See Note 1(b) for additional information on Predecessor and Successor reporting.

(2)             Eliminations and reclassifications include accounts and notes receivable from affiliates and short- and long-term intercompany energy risk management assets.

(3)             Includes $161 million of Goodwill related to Marketing & Trading and Cinergy Canada, Inc.  See Note 10 for additional information.

(4)             Includes $4,128 million of Goodwill for Cinergy and $2,173 million of Goodwill for CG&E which has not been allocated to the segments.

	June 30,	December 31,
	2006	2005
	(in millions)

PSI Segment Assets
U.S. Franchised Electric & Gas	$6,121	$6,078
Total reportable segments	6,121	6,078
Eliminations and reclassifications(1)	50	164
Total consolidated assets	$6,171	$6,242

(1)             Eliminations and reclassifications includes accounts and notes receivable from affiliates and short- and long-term intercompany energy risk management assets.

12.  Risk Management Instruments

(a)                                  Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by Duke Energy’s Corporate Credit Policy.  Written guidelines approved by Duke Energy’s Chief Risk Officer documents various required credit activities including credit limit delegation and approval limits, underwriting rating criteria, and certain other credit management standards.  Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations.  As of June 30, 2006, 87 percent of Cinergy’s credit exposure and 92 percent of CG&E’s credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity.  The majority of these investment grade counterparties are externally rated.  If a counterparty has an external rating, the lower of Standard & Poor’s Ratings Services or Moody’s Investors Service

is used; otherwise, Duke Energy’s internal rating of the counterparty is used.  Cinergy’s remaining 13 percent represents credit exposure of $126 million and CG&E’s remaining eight percent represents credit exposure of $15 million with counterparties rated non-investment grade.

As of June 30, 2006, CG&E had a concentration of trading credit exposure of $26 million with one counterparty accounting for greater than 10 percent of its total trading credit exposure.  This counterparty is rated investment grade.

Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity.  Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

Cinergy continually reviews and monitors its credit exposure to all counterparties and secondary counterparties.  If appropriate, Cinergy and CG&E may adjust the credit reserves to attempt to compensate for increased credit risk within the industry.  Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s financial status or public debt ratings.

(b)                                  Derivatives

(i)   Hedges of Natural Gas Held in Storage

Cinergy designates derivatives as fair value hedges for certain volumes of its natural gas held in storage.  Hedging instruments for gas held in storage are designated entirely for Marketing & Trading operations.  Thus, all amounts are included in discontinued operations in Cinergy’s Consolidated Statement of Operations.  See Note 10 for additional information.  Cinergy assesses the effectiveness of the derivatives in offsetting the change in fair value of the gas held in storage on a quarterly basis.  Selected information on Cinergy’s hedge accounting activities for the three months ended June 30, 2006, March 31, 2006, and June 30, 2005, and the six months ended June 30, 2005 were as follows:

	Successor(1)	Predecessor(1)
	Three Months	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2005
		(in millions)

Portion of loss on hedging instruments determined to be ineffective	$(1)	$(5)	$(4)	$—
Portion of (loss) gain on hedging instruments related to changes in time value excluded from assessment of ineffectiveness	(3)	36	—	(4)

Total ineffectiveness	$(4)	$31	$(4)	$(4)

(1)           See Note 1(b) for additional information on Predecessor and Successor reporting.

(ii)  Generation Portfolio Optimization

CG&E optimizes the value of its non-regulated portfolio. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio. With the issuance of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), most forward power transactions and certain coal transactions from management of the portfolio are accounted for at fair value. The other component pieces of the portfolio are typically not subject to SFAS No. 149 and are accounted for using the accrual method, where changes in fair value are not recognized. As a result, these forward sales and purchases are subject to earnings volatility via mark-to-market gains or losses from changes in the value of the contracts accounted for using fair value. In addition, the generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations. This is primarily related to the Midwestern generation assets retained from DENA.  A spark spread sensitivity on these megawatt hour (MWh) was immaterial at June 30, 2006.

(iii) Forward Starting Interest Rate Swaps

In June 2005, PSI executed two forward starting swaps with a combined notional amount of $325 million.  The forward starting swaps effectively fixed the benchmark interest rate of an anticipated issuance of fixed rate debt from June 2005 through June 2006, the expected date of issuance of the debt securities.  Both forward starting swaps were designated as cash flow hedges under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As the terms of these swap agreements mirrored the terms of the forecasted debt issuance, PSI anticipated that they would be highly effective hedges.  In June 2006, PSI terminated these swaps at a value of approximately $25 million, when it issued $325 million 6.05% senior unsecured notes at PSI.   The $25 million gain on the hedge will be recognized as reclassifications from Accumulated Other Comprehensive Income (AOCI) to interest expense over the life of the related bond.  At Cinergy, this amount is classified as a regulatory liability and will be amortized as an offset to Interest Expense over the life of the bond.

(iv) Trading & Marketing

Cinergy and CG&E measure the market risk inherent in the trading portfolio employing value at risk (VaR) analysis, as discussed in the 2005 10-K.  The change in VaR from the 2005 10-K was not material to Cinergy’s and CG&E’s financial position or results of operations.

(v)   Generation Related Cash Flow Hedges

In connection with Duke Energy’s contribution of its unregulated generating assets to CG&E, CG&E assumed approximately $63 million of pre-tax deferred losses associated with contracts formerly designated as cash flow hedges of forecasted power sales and gas purchases from Duke Energy’s Midwestern generation fleet.  See Note 8 for additional information.  These contracts were sold by Duke Energy in 2005 and the deferred losses remain on the Consolidated Balance Sheet in AOCI until the related hedged transactions (gas purchases and power sales) occur.  As of June 30, 2006, $21 million of the pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

13.  Regulatory Matters

(a)                                  Regulatory Merger Approvals

As discussed in Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy HC. As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO) and, the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with customers in Ohio and Kentucky, respectively.  Each of the commissions also required Duke Energy HC, Cinergy, CG&E, and/or ULH&P to meet additional conditions.  While the merger itself was not subject to approval by the Indiana Utility Regulatory Commission (IURC), the IURC approved certain affiliate agreements in connection with the merger subject to similar conditions.  Key elements of these conditions include:

•                  The PUCO’s conditions include a requirement that CG&E provide (i) a rate credit of approximately $15 million for one year to facilitate economic development in a time of increasing rates and (ii) a credit of approximately $21 million to CG&E’s gas and electric customers in Ohio for one year, with both credits beginning January 1, 2006.  In April 2006, the office of the Ohio Consumers’ Counsel (OCC) filed a Notice of Appeal with the Supreme Court of Ohio, requesting the Court remand the PUCO’s merger approval for a full evidentiary hearing.  The OCC alleged that the PUCO committed reversible error on both procedural and substantive grounds by, among other things, failing to set the matter for a full evidentiary hearing, failing to consider evidence regarding the transfer of certain Duke Energy North America (DENA) assets to CG&E, and failing to lift the stay on discovery.  CG&E and the OCC have resolved this matter through settlement and in May 2006, the OCC filed a motion to dismiss.  In June 2006, the Court granted the motion to dismiss.  As of June 30, 2006, CG&E has returned $7 million and $9 million, respectively, on each of these rate credits.

•                  The IURC’s conditions include a requirement that PSI provide a rate credit of $40 million to PSI customers over a one year period and $5 million over a five year period for low-income energy assistance and clean coal technology.  In April 2006,  Citizens Action Coalition of Indiana, Inc., an intervenor in the merger proceeding, filed a Verified Petition for Rehearing and Reconsideration claiming that PSI should be ordered to provide an additional $5 million in rate credits to customers to be consistent with the terms of the North Carolina Utility Commission’s order approving the merger.  In May 2006, the IURC denied the petition for rehearing and reconsideration.  As of June 30, 2006, PSI has returned $3 million to customers on this rate credit.

•                  The KPSC’s conditions include a requirement that ULH&P provide $7.6 million in rate credits to ULH&P customers over five years, ending when new rates are established in the next rate case after January 1, 2008.  As of June 30, 2006, ULH&P has returned $1 million to customers on this rate credit.

In addition, the FERC approved the merger without conditions.  On January 19, 2006, Public Citizen’s Energy Program, Citizens Action Coalition of Indiana, Inc., Ohio Partners for Affordable Energy and Southern Alliance for Clean Energy requested rehearing of the FERC approval.  On February 21, 2006, the FERC issued an order granting rehearing of FERC’s order for further consideration.  A decision by the FERC is expected in the third quarter of 2006.

(b)                                  PSI Environmental Compliance Case

In November 2004, PSI applied to the IURC for approval of its plan for complying with sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury emission reduction requirements discussed in Note 14(a)(i).  PSI also requested approval of cost recovery for certain proposed compliance projects.  An evidentiary hearing was held in May 2005.  In December 2005, PSI, the Indiana Office of Utility Consumer Counselor (OUCC), and the PSI Industrial Group filed a Settlement Agreement providing for approval of PSI’s compliance plan and approval of financing, depreciation, and operation and maintenance cost recovery.  In May 2006, the IURC approved the Settlement Agreement in its entirety.  The approved Settlement Agreement provides for: (1) the construction of Phase 1 Clean Air Interstate Rule (CAIR) and Clean Air Mercury Rule (CAMR) projects with estimated expenditures of  approximately $1.08 billion, (2) timely recovery of financing, construction, operation and maintenance cost, and depreciation associated with the Phase 1 CAIR and CAMR plan, (3) recovery of emission allowances in connection with SO2, NOX, and mercury, (4) accelerated 20 year depreciation rate, (5) timely recovery of Phase 1 plan development and presentation costs and Phase 2 costs, and (6) authority to defer post-in-service allowance for funds used during construction (AFUDC), depreciation costs and operation and maintenance cost until applicable costs are reflected in rates.

(c)                                  Integrated Gasification Combined Cycle (IGCC)

PSI filed an application with the IURC for approval of study and preconstruction costs related to the joint development of an IGCC project with Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana, Inc. (Vectren).  PSI and Vectren reached a Settlement Agreement with the OUCC providing for the recovery of such costs if the IGCC project is approved and constructed and for the partial recovery of such costs if the IGCC project does not go forward.  The IURC issued an order in July 2006, approving the Settlement Agreement in its entirety.

(d)                                  Fuel Adjustment Clause

PSI recovers its actual fuel costs quarterly through a rate adjustment mechanism.  In two recent fuel clause proceedings, certain industrial customers and the Citizens Action Coalition of Indiana, Inc. have intervened and sub-dockets have been established to address issues raised by the OUCC and the intervenors concerning the allocation of fuel costs between native load customers and non-native load sales, the reasonableness of various Midwest Independent System Operator, Inc. (Midwest ISO) costs for which PSI has sought recovery and PSI’s recovery of costs associated with certain power hedging activities.  PSI is defending its practices, its costs, and the allocation of such costs, and discovery is underway in these cases.  PSI has been authorized to collect through rates its costs for which it sought recovery in the two sub-docket proceedings, subject to refund pending the outcome of these proceedings.  Cinergy and PSI cannot predict the outcome of these proceedings but does not expect the outcome to be material to PSI.

(e)                                  CG&E Electric Rate Filings

CG&E operates under a MBSSO which was approved by the PUCO in November 2004. In March 2005, the OCC appealed the Commission’s approval of the MBSSO to the Supreme Court of Ohio.  The Supreme Court of Ohio recently ruled on the MBSSO’s for two other Ohio utilities and in each of those rulings upheld the market prices charged by the utility to its consumers as approved by the Commission but overturned the competitive bid process approved by the Commission on the basis that the Commission rejected the bid price on behalf of consumers and the applicable statute requires customer involvement.  CG&E’s MBSSO does not contain a competitive bid process pursuant to a statutory exception.  CG&E does not expect a significant, if any, change to its MBSSO as a result of this case but cannot predict the outcome of its case.  Cinergy and CG&E expect the Court to decide the case in 2006.  On August 2, 2006, CG&E filed an application with the PUCO to extend CG&E’s MBSSO.  The proposal provides for continued electric system reliability, a simplified rate structure, and clear price signals for customers, while helping maintain a stable revenue stream for Cinergy and CG&E.  The application also proposes that the PUCO review and approve the application by the end of 2006.

CG&E’s MBSSO includes a fuel clause recovery component, which is audited annually by the PUCO. In January 2006, CG&E entered into a settlement resolving all open issues identified in the 2005 audit. The PUCO approved the settlement in February 2006. Cinergy and CG&E do not expect the agreement to have a material impact on their consolidated results of operations.

CG&E filed a distribution rate case to recover certain distribution costs with rates becoming effective on January 1, 2006, and CG&E has deferred certain costs in 2004 and 2005 pursuant to its MBSSO.  The parties to the proceeding agreed upon and filed a settlement setting the recommended annual revenue increase at approximately $50 million.  In December 2005, the PUCO issued an order approving the settlement agreement.

(f)                                    ULH&P Gas Rate Case

In 2002, the KPSC approved ULH&P’s gas base rate case which included, among other things, recovery of costs associated with an accelerated gas main replacement program.  The approval authorized a tracking mechanism to recover such costs including depreciation and a rate of return on the program’s capital expenditure.  The Kentucky Attorney General has appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism.  In 2005, both ULH&P and the KPSC requested that the Court dismiss the case.  At the present time, Cinergy and ULH&P cannot predict the timing or outcome of this litigation.

In February 2005, ULH&P filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates.  A portion of the increase is attributable to including recovery of the current cost of the accelerated gas main replacement program in base rates.  The KPSC did not rule on the base rate case request or the request to continue the tracking mechanism by October 1, 2005; consequently, the initial tracking mechanism expired on September 30, 2005.  In accordance with Kentucky law, ULH&P implemented the full amount of the requested rate increase on October 1, 2005.  In December 2005, the KPSC approved an annual rate increase of $8.1 million and approved the tracking mechanism through 2011.  Pursuant to the KPSC’s order, ULH&P filed a refund plan in January 2006 for the excess revenues collected since October 1, 2005.  In February 2006, the KPSC issued an additional order responding to a rehearing request made by the Attorney General.  Its rehearing order re-approved ULH&P’s refund plan, which resulted in refunds being provided to customers beginning in March 2006.  In February 2006, the Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows ULH&P to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows ULH&P to earn a return on investment for the costs recovered under the tracking mechanism which permits ULH&P to recover its gas main replacement costs.  At this time, Cinergy and ULH&P cannot predict the outcome of this proceeding.

(g)                                 ULH&P Electric Rate Case

In May 2006, ULH&P filed an application for an increase in its base electric rates.  The application, which seeks an increase of approximately $65 million in revenue, or approximately 28 percent, to be effective in January 2007, was filed pursuant to the KPSC’s 2003 Order approving the transfer of 1,100 MW of generating assets from CG&E to ULH&P.  ULH&P is also seeking reinstitution of its fuel cost recovery mechanism which has been frozen since 2001, and has proposed to refresh the pricing for the back-up power supply contract, to reflect current market pricing.  At this time, ULH&P cannot predict the outcome of this proceeding.

(h)                                 PUCO Gas Pipeline System Investigation

In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio.  At this time, Cinergy and CG&E cannot predict the outcome or the impact of the statewide investigation.

(i)                                    Midwest ISO Revenue Sufficiency Guarantee (RSG)

On April 25, 2006, the FERC issued an order on the Midwest ISO’s revisions to its Transmission and Energy Markets Tariffs regarding its RSG.  The FERC found that the Midwest ISO violated the tariffs when it did not charge RSG costs to virtual supply offers.  The FERC, among other things, ordered the Midwest ISO to recalculate the rate and make refunds to customers, with interest, to reflect the correct allocation of RSG costs.  DESS, on behalf of PSI, CG&E, and ULH&P, has filed a Request for Rehearing, and the matter is currently pending before the FERC.  At this time, Cinergy, CG&E and PSI cannot predict the outcome of this matter and whether it will have a material effect on their financial position or results of operations.

14.  Commitments and Contingencies

(a)                                  Environmental

(i)           Emission Reduction Rulemakings

In October 1998, the Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the NOX State Implementation Plan (SIP) Call, which addresses wind-blown ozone and ozone precursors that impact air quality in downwind states.

Cinergy, CG&E, and PSI have installed selective catalytic reduction units and other pollution controls and implemented certain combustion improvements at various generating stations to comply with the NOX SIP Call.  Cinergy also utilizes the NOX emission allowance market to buy or sell NOX emission allowances as appropriate.  As of June 30, 2006, Cinergy has incurred approximately $823 million in capital costs to comply with this program and does not anticipate significant additional costs.

The EPA finalized its CAIR in May 2005.  The rule limits total annual SO2 and NOX emissions and summer NOX emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program.  Phase 1 begins in 2009 for NOX and in 2010 for SO2.  Phase 2 begins in 2015 for both NOX and SO2.  The rule requires SO2 and NOX emissions to be cut by 70 percent and 65 percent, respectively, by 2015.  The rule gives states the option of participating in the national trading program.  If a state chooses not to participate, then the rule sets a fixed limit on that state’s annual emissions.

The EPA finalized its CAMR in May 2005.  The rule limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program.  Phase 1 begins in 2010 and Phase 2 begins in 2018.  The rule gives states the option of participating in the national trading program.  If a state chooses not to participate, then the rule sets a fixed limit on that state’s annual emissions.

Numerous states, environmental organizations, industry groups, including some of which Cinergy is a member, and individual companies have challenged various portions of the rules.  Those challenges are currently pending in the United States Circuit Court for the District of Columbia.  On October 21, 2005, the EPA agreed to reconsider certain aspects of the CAMR as well as the determination not to regulate mercury under Section 112 of the Clean Air Act (CAA).  On June 9, 2006, the EPA took final action on the issues being reconsidered and determined that its original decisions were reasonable and should not be changed.  At this time, Cinergy cannot predict the outcome of these matters.

Cinergy has spent $0.45 billion through 2005 to comply with Phase 1 of the CAIR and CAMR rules and currently estimates that it will spend an additional $1.23 billion over the 2006-2011 time period, for a total of $1.68 billion.  The projected expenditures include estimated costs to comply at plants that Cinergy owns but does not operate and could change when taking into consideration compliance plans of co-owners or operators involved.  Moreover, as market conditions change, additional compliance options may become available and Cinergy’s plans will be adjusted accordingly.  The IURC recently issued an order granting PSI approximately $1.08 billion in rate recovery, which represents PSI’s share of Cinergy’s estimated $1.68 billion total projected environmental compliance costs for Phase 1 of CAIR and CAMR.  See Note 13(b) for more details.  CG&E receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its MBSSO.  See Note 13(e) for more details.

The EPA made final state non-attainment area designations to implement the revised ozone standard and to implement the new fine particulate standard in June 2004 and April 2005, respectively.  Several counties in which Cinergy operates have been designated as being in non-attainment with the new ozone standard and/or fine particulate standard.  States with counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance by June 2007 and April 2008, respectively.  Industrial sources in or near those counties are potentially subject to requirements for installation of additional pollution controls.  In March 2005, various states, local governments, environmental groups, and industry groups, including some of which Cinergy is a member, filed petitions for review in the U.S. Court of Appeals for the D.C. Circuit to challenge the EPA’s particulate matter non-attainment designations.  Although the EPA has attempted to structure CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Cinergy cannot predict the effect of current or future non-attainment designations on its consolidated financial position or results of operations.

In July 2005, the EPA issued its final regional haze rules and implemented guidelines in response to a 2002 judicial ruling overturning key provisions of the original program.  The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas.  The EPA has announced that it can foresee no circumstances where the requirements of the regional haze rule would require utility controls beyond those required under CAIR.  The EPA also found that states participating in the CAIR cap and trade program need not require electric generating units to adhere to best available retrofit technology requirements.  The states have until December 2007 to finalize their SIPs addressing compliance with EPA regulations.  The states may choose to implement more stringent guidelines than promulgated by the EPA, and therefore, it is not possible to predict whether the regional haze rule will have a material effect on Cinergy’s, CG&E’s, and PSI’s financial positions or results of operations.

(ii)          Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states including Ohio, Indiana, and Kentucky, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards.  In August 2005, the EPA issued a proposed response to the petition.  The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states.  The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP), that would address the air quality concerns from neighboring states.  On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above.  North Carolina has filed a legal challenge to the EPA’s denial.

(iii)         Clean Water Act Rulemaking

The EPA’s final Clean Water Act Section 316(b) rule became effective July 9, 2004.  The rule establishes aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes.  Six of 11 coal-fueled generating facilities in which Cinergy is either a whole or partial owner are affected sources under the rule.  The rule requires a Comprehensive Demonstration Study (CDS) for each affected facility to provide information needed to determine necessary facility-specific modifications and cost estimates for implementation.  These studies will be completed over the next three to five years.  Once compliance measures are determined and approved by regulators, a facility will typically have five or more years to implement the measures.  Due to the wide range of measures potentially applicable to a given facility, and since the final selection of compliance measures will be at least partially dependent upon the CDS information, Cinergy is not able to estimate its cost for complying with the rule at this time.

(iv)         Clean Air Act Lawsuits

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that Cinergy, CG&E, and PSI violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana SIP permits for various projects at Cinergy’s, CG&E’s, and PSI’s owned and co-owned generating stations.  Additionally, the suit claims that Cinergy, CG&E, and PSI violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station.  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three Northeast states and two environmental groups have intervened in the case.  In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Cinergy, CG&E, and PSI at the trial of the case.  Contrary to Cinergy’s, CG&E’s, and PSI’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant.  However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals, which has accepted the appeal.  Oral arguments were held before the Seventh Circuit Court of Appeals in June 2006.  In February 2006, the district court ruled that in carrying its burden of proof, the defendant can look to industry practice in proving a particular project was routine.  The district court has removed the trial from the calendar and will reset a trial date, if necessary, after the Seventh Circuit Court of Appeals rules.  Notwithstanding the appeal, there are a number of other legal issues currently before the district court judge.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.  Neither party appealed that decision.  This matter was heard in trial in July 2005.  A decision is pending.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station.  This case is currently in discovery in front of the same judge who has the CSP case.

At this time, Cinergy, CG&E, and PSI are unable to predict whether resolution of these matters would have a material effect on their financial position or results of operations.  Cinergy, CG&E, and PSIintend to vigorously defend against these allegations.

(v)           Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit.  The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals.  Oral argument was held before the Second Circuit Court of Appeals in June 2006.  Cinergy is not able to predict whether resolution of these matters would have a material effect on its financial position or results of operations.

(vi)         Zimmer Generating Station (Zimmer Station) Lawsuit

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance.  The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim.  One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated.  The plaintiff filed a motion for class certification, which is fully briefed and pending decision.  At this time, CG&E cannot predict whether the outcome of this matter will have a material impact on its financial position or results of operations.  CG&E intends to defend this lawsuit vigorously in court.

(vii)        Manufactured Gas Plant (MGP) Sites

Coal tar residues, related hydrocarbons, and various metals have been found in at least 23 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC).  The 23 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities among them.  Thus far, PSI has primary responsibility for investigating, monitoring, and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the nine sites.  The Indiana Department of Environmental Management oversees investigation and cleanup of all of these sites.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  PSI settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial.  With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005.  PSI has appealed this decision.  At this time, PSI cannot predict the outcome of this litigation, including the outcome of the appeal.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated.  PSI will continue to investigate and remediate the sites as outlined in the voluntary remediation plan.  As additional facts become known and investigation is completed, PSI will assess whether the likelihood of incurring additional costs becomes probable.  Until all investigation and remediation is complete, PSI is unable to determine the overall impact on its financial position or results of operations.

CG&E has performed site assessments on certain of its sites where MGP activities are believed to have occurred at some point in the past and have found no imminent risk to the environment.  At this time, CG&E cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

(viii)       Asbestos Claims Litigation

PSI and CG&E have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 130 pending lawsuits (the majority of which are PSI cases).  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work as outside contractors in the construction and maintenance of PSI and CG&E generating stations.  The plaintiffs further claim that as the property owner of the generating stations, PSI and CG&E should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  The impact on PSI’s and CG&E’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI on a negligence claim and a verdict for PSI on punitive damages.  PSI appealed this decision up to the Indiana Supreme Court.  In October 2005, the Indiana Supreme Court upheld the jury’s verdict.  PSI paid the judgment of approximately $630,000 in the fourth quarter of 2005.  In addition, PSI has settled over 150 other claims for amounts which neither individually nor in the aggregate are material to PSI’s financial position or results of operations.  Based on estimates under varying assumptions, concerning uncertainties, such as, among others:  (i) the number of contractors potentially exposed to asbestos during construction or maintenance of PSI generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, PSI estimates that the range of reasonably possible exposure in existing and future suits over the next 50 years could range from an immaterial amount to approximately $60 million, exclusive of costs to defend these cases.  This estimated range of exposure may change as additional settlements occur and claims are made in Indiana and more case law is established.

CG&E has been named in fewer than 10 cases and as a result has virtually no settlement history for asbestos cases.  Thus, CG&E is not able to reasonably estimate the range of potential loss from current or future lawsuits.  However, potential judgments or settlements of existing or future claims could be material to CG&E.

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

(x)           Ontario, Canada Lawsuit

Cinergy, CG&E, and PSI understand that a class action lawsuit was filed in Superior Court in Ontario, Canada against Cinergy, CG&E, and PSI and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually.  Cinergy, CG&E, and PSI understand that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion.  Cinergy, CG&E, and PSI have not yet been served in this lawsuit; however, if served, Cinergy, CG&E, and PSI intend to defend this lawsuit vigorously in court.  At this time, Cinergy, CG&E, and PSI are not able to predict whether resolution of this matter would have a material effect on Cinergy’s, CG&E’s, and PSI’s financial position or results of operations.

(xi)         Hurricane Katrina Lawsuit

On April 19, 2006, Cinergy was named in the third amended complaint of a purported class action filed in the United States District Court for the Southern District of Mississippi.  Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, is liable for damages relating to losses suffered by victims of Hurricane Katrina.  Plaintiffs claim that Cinergy’s, and others’, greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina.  Cinergy has not been served with this lawsuit; however, if served Cinergy intends to defend this lawsuit vigorously in court.  At this time, Cinergy is not able to predict whether resolution of this matter would have a material effect on Cinergy’s financial position or results of operations.

(b)                                  Other

(i)           Synthetic Fuel Production

Cinergy produces synthetic fuel from two facilities that qualify for tax credits (through 2007) in accordance with Section 29/45K of the Internal Revenue Code if certain requirements are satisfied.  These credits reduce Cinergy’s income tax liability and therefore Cinergy’s effective tax rate.  Cinergy’s sale of synthetic fuel has generated $343 million in tax credits through December 31, 2005.  After reducing for the possibility of phase-outs in 2006, the amount of additional credits generated through June 30, 2006 is immaterial.  Section 29/45K provides for a phase-out of the credit if the average price of crude oil during a calendar year exceeds a specified threshold.  The phase-out is based on a prescribed calculation and definition of crude oil prices.  Based on current crude oil prices, Cinergy believes that for 2006 and 2007 the amount of the tax credits will be reduced, perhaps significantly.  Oil prices are currently at a level where Cinergy has idled the plants, as the value of the credits may not exceed the net costs to produce the synthetic fuel.  During the first quarter of 2006, an agreement was in place with the plant operator which would indemnify Cinergy in the event that tax credits are insufficient to support operating expenses.  This agreement did not continue in the second quarter.  Cinergy’s net book value of the plants at June 30, 2006 was approximately $24 million. Based upon the increase in crude oil prices subsequent to June 30, 2006, it is possible that Cinergy may incur a future impairment of its net investment in the synthetic fuel plants.

The Internal Revenue Service (IRS) has completed the audit of Cinergy for the 2002, 2003, and 2004 tax years including the synfuel facility owned during that period.  That facility represents $222 million of tax credits generated during that audit period.  The IRS has not proposed any adjustment that would disallow the credits claimed during that period.  Subsequent periods are still subject to audit.  Cinergy believes that it operates in conformity with all the necessary requirements to be allowed such credits under Section 29/45K.

(ii)          FirstEnergy Lawsuit

FirstEnergy has filed a lawsuit in the Court of Common Pleas in Summit County, Ohio against Cinergy with respect to a transaction between Cinergy and a subsidiary of FirstEnergy, relating to a joint venture company, Avon Energy Partners Holdings (Avon).  In 1999, the FirstEnergy subsidiary acquired Cinergy’s share of Avon which it subsequently sold to a third party.  The original transaction documents included an indemnity by Cinergy with respect to a certain investment owned by Avon.  FirstEnergy claims that this indemnity was triggered by its sale of Avon to a third party, and is seeking to recover $15 million from Cinergy.  On April 28, 2006, the court granted Cinergy’s motion for summary judgment, thus ruling that Cinergy is not obligated to pay the $15 million sought by FirstEnergy.  FirstEnergy has appealed this decision.  At this time, Cinergy cannot predict the outcome of this matter.

(iii)         Other Litigation and Legal Proceedings

As part of their normal business, Cinergy, CG&E, and PSI are party to various financial guarantees, performance guarantees, and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees, and other third parties.  To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets.  The possibility of Cinergy, CG&E, and PSI having to honor their contingencies is largely dependent upon future operations of various subsidiaries, investees, and other third parties, or the occurrence of certain future events.  For further information, see Note 15.

In addition, Cinergy, CG&E, and PSI enter into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements, and other contracts that may or may not be recognized on the Consolidated Balance Sheets.  Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in unrealized gains or losses on MTM and hedging transactions.

15.  Guarantees and Indemnifications

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

In many cases, the maximum potential amount of an outstanding guarantee is an express term, set forth in the guarantee agreement, representing the maximum potential obligation of Cinergy under that guarantee (excluding, at times, certain legal fees to which a guaranty beneficiary may be entitled).  In those cases where there is no maximum potential amount expressly set forth in the guarantee agreement, Cinergy calculates the maximum potential amount by considering the terms of the guaranteed transactions, to the extent such amount is estimable.

Cinergy Corp. has also provided performance guarantees on behalf of certain unconsolidated subsidiaries and joint ventures.  These guarantees support performance under various agreements and instruments (such as construction contracts, operation and maintenance agreements, and energy service agreements).  Cinergy Corp. may be liable in the event of an unexcused breach of a guaranteed performance obligation by an unconsolidated subsidiary.  Cinergy Corp. has estimated its maximum potential liability to be $113 million under these guarantees as of June 30, 2006.  Cinergy Corp. may also have recourse to third parties for claims required to be paid under certain of these guarantees.  The majority of these guarantees expire at the completion of the underlying performance agreement, the majority of which expire from 2016 to 2019.

Cinergy has entered into contracts that include indemnification provisions as a routine part of its business activities.  Examples of these contracts include purchase and sale agreements and operating agreements.  In general, these provisions indemnify the counterparty for matters such as breaches of representations and warranties and covenants contained in the contract.  In some cases, particularly with respect to purchase and sale agreements, the potential liability for certain indemnification obligations is capped, in whole or in part (generally at an aggregate amount not exceeding the sale price), and subject to a deductible amount before any payments would become due.  In other cases (such as indemnifications for willful misconduct of employees in a joint venture), the maximum potential liability is not estimable given that the magnitude of any claims under those indemnifications would be a function of the extent of damages actually incurred.  Cinergy has estimated the maximum potential liability, where estimable, to be $137 million under these indemnification provisions.  The termination period for the majority of matters provided by indemnification provisions in these types of agreements generally ranges from 2006 to 2010.

Cinergy believes the likelihood that it would be required to perform or otherwise incur any significant losses associated with any or all of the guarantees described in the preceding paragraphs is remote.

16.  Related Party Transactions

Cinergy, CG&E, and PSI engage in related party transactions.  These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations.  The Consolidated Balance Sheets of Cinergy, CG&E, and PSI reflect amounts payable to and/or receivables from related parties as Accounts payable and Receivables, respectively. The amounts for Cinergy and CG&E, at June 30, 2006, were as follows:

June 30, 2006
(in millions)

Cinergy
Accounts payable	$94
Receivables	—
CG&E
Accounts payable	$143
Receivables	33
PSI
Accounts payable	$26
Receivables	3

Cinergy, CG&E, and PSI are allocated their proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy.  CG&E, PSI, and Duke Energy and its subsidiaries are allocated their proportionate share of corporate governance costs from a consolidated affiliate of Cinergy.

The revenues and expenses associated with corporate governance and other service costs for Cinergy and CG&E for the three months ended June 30, 2006, March 31, 2006 and June 30, 2005 and the six months ended June 30, 2005 were as follows:

	Successor(1)	Predecessor(1)
	Three Months	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2005
		(in millions)

Cinergy
Corporate governance and other service revenues	$27	$—	$—	$—
Corporate governance and other service expenses	48	—	—	—

CG&E
Corporate governance and other service expenses	$98	$99	$82	$152

(1)            See Note 1(b) for additional information on Predecessor and Successor reporting.

The expenses associated with corporate governance and other service costs for PSI for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
(in millions)

PSI
Corporate governance and other service expenses	$92	$64	$147	$121

17.  New Accounting Standards

The following new accounting standards were adopted by Cinergy and its subsidiaries subsequent to June 30, 2005, and the impacts of such adoptions, if applicable, have been presented in the accompanying Consolidated Financial Statements:

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process.  The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits.  Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange.  If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value.  SFAS No. 153 was effective for nonmonetary transactions occurring on or after July 1, 2005.  The adoption of SFAS No. 153 did not have a material impact on Cinergy’s consolidated results of operations, cash flows, or financial position.

FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47). In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143).  A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated.  The provisions of FIN 47 were effective for Cinergy and its subsidiaries as of December 31, 2005.  In the first quarter of 2006, Cinergy and CG&E recognized a loss of approximately $3 million (net of tax) for the cumulative effect of this change in accounting principle.  The effect of adoption for Cinergy, CG&E, and PSI included balance sheet reclassifications of approximately $35 million, $27 million, and $8 million, respectively, from Regulatory liabilities.  The increases in asset retirement obligations from adopting FIN 47 were $51 million, $39 million, and $12 million for Cinergy, CG&E, and PSI, respectively.

SFAS No. 123(R), “Share-Based Payment.” In December of 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  For Cinergy, timing for implementation of SFAS No. 123(R) was January 1, 2006.  Cinergy is required to determine an appropriate expense for stock options and record compensation expense in the Consolidated Statements of Operations for stock options.  Cinergy implemented SFAS No. 123(R) using the modified prospective transition method.  In 2003, Cinergy prospectively adopted accounting for its stock-based compensation plans using the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” for all employee awards granted or with terms modified on or after January 1, 2003.  Therefore, the impact of implementation of SFAS No. 123(R) on stock options and remaining awards was not material.  See additional detail regarding Cinergy’s stock-based compensation plans in Note 3.

Cinergy currently also has retirement eligible employees with outstanding share-based payment awards (unvested stock awards, stock based performance awards, and phantom stock awards).  Compensation cost related to those awards was previously expensed over the stated vesting period or until actual retirement occurred.  Effective January 1, 2006, Cinergy is required to recognize compensation cost for new awards granted to employees over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement eligible.  Awards, including stock options, granted to employees that are already retirement eligible will be deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards will be recognized on the date such awards are granted.

Most options granted prior to May 8, 2005 were immediately vested upon consummation of the April 3, 2006 merger with Duke Energy and resulted in additional purchase accounting adjustments of $59 million (See Note 2).  Options granted after May 8, 2005 will continue to be expensed over the remaining portion of the three-year vesting period, unless granted to retirement eligible employees.  The remaining options to be expensed under SFAS No. 123(R) are not anticipated to have a material impact on Cinergy’s consolidated results of operations, cash flows, or financial position.  However, the impact to Cinergy in periods subsequent to adoption of SFAS No. 123(R) will be largely dependent upon the nature of any new share-based compensation awards issued to employees (See Note 3).

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). On March 29, 2005, the SEC staff issued SAB 107 to express the views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  Cinergy adopted SFAS No. 123(R) and SAB 107 effective January 1, 2006.

FASB Staff Position (FSP) Nos. Financial Accounting Standards (FAS) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP Nos. FAS 115-1 and 124-1).  The FASB issued FSP Nos. FAS 115-1 and 124-1 in November 2005, which was effective for Cinergy and its subsidiaries beginning January 1, 2006.  This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  The adoption of FSP Nos. FAS 115-1 and 124-1 did not have a material impact on Cinergy’s consolidated results of operations, cash flows, or financial position.

FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” (FSP No. FAS 123(R)-4).  In February 2006, the FASB staff issued FSP No. FAS 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event.  The guidance amends SFAS No. 123(R).  FSP No. FAS 123(R)-4 provides that cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require classifying the option or similar instrument as a liability until it becomes probable that the event will occur.  FSP No. FAS 123(R)-4 applies only to options or similar instruments issued as part of employee compensation arrangements.  The guidance in FSP No. FAS 123(R)-4 was effective for Cinergy as of April 1, 2006.  Cinergy adopted SFAS No. 123(R) as of January 1, 2006 (see Note 3(b)).  The adoption of FSP No. FAS 123(R)-4 did not have a material impact on Cinergy’s consolidated results of operations, cash flows, or financial position.

The following new accounting standards have been issued but have not yet been adopted by Cinergy and its subsidiaries as of June 30, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB SFAS No. 133 and 140” (SFAS No. 155).  In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No. 140).  SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-

instrument basis, in cases in which a derivative would otherwise have to be bifurcated.  This Statement is effective for Cinergy for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings.  Cinergy does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows, or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB SFAS No. 140” (SFAS No. 156).  In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140.  SFAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations.  Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable.  SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method.  This Statement is effective for Cinergy and its subsidiaries as of January 1, 2007, and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings.  CG&E retains servicing responsibilities for its role as collection agent for receivables sold to Cinergy Receivables Company, LLC.  Cinergy is currently evaluating the impact of adopting SFAS No. 156 on its accounts receivable sales program.  Currently, Cinergy is unable to predict whether the implementation of this accounting standard will have a material impact on its consolidated results of operations, cash flows, or financial position.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48)   On July 13, 2006, the FASB issued FIN 48, which interprets SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance for the recognition, measurement, classification, and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”).  The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that, based on technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any.  A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  Cinergy is currently evaluating the impact of adopting FIN 48, and cannot currently estimate the impact of FIN 48 on its consolidated results of operations, cash flows, or financial position.

FSP No. FIN 46 (R)-6, “Determining the Variability to Be Considered In Applying Interpretation No. 46(R) (FSP No.-FIN 46(R)-6).”  In April 2006, the FASB staff issued FSP No. FIN 46 (R)-6 to address how to determine the variability to be considered in applying FIN 46(R), Consolidation of Variable Interest Entities.  The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE.  The variability affects the calculation of expected losses and expected residual returns.  This guidance will be applied prospectively to all entities with which Cinergy first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006.  Given the prospective nature of this guidance, Cinergy does not anticipate the adoption of FSP No. FIN 46 (R)-6 will have any material impact on its consolidated results of operations, cash flows, or financial position.  However, Cinergy continues to evaluate the ramifications to potential new arrangements along with any possible reconsideration events for existing arrangements.  In particular, the guidance is not clear how certain types of power purchase or sale arrangements should be handled and whether such arrangements create variability, absorb variability, or neutralize variability.

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (Issue No. 06-3).”  In June 2006, the EITF reached a consensus on Issue No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes.  For taxes within the Issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., include in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed.  If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes.  Disclosures may be made on an aggregate basis.  The consensus is effective for Cinergy beginning January 1, 2007; however, Cinergy and its subsidiaries have disclosed the impacts of certain excise taxes on their revenues.  (See Note 1(f))  Cinergy does not anticipate the adoption of EITF Issue 06-3 will have any material impact on its consolidated results of operations.

18.          Income Tax Expense

As of June 30, 2006, Cinergy had total provisions of approximately $58 million for uncertain tax positions, as compared to approximately $56 million as of December 31, 2005, including interest.  Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Cinergy’s consolidated results of operations, cash flows, or financial position.

The effective tax rates for Cinergy and CG&E for the three months ended June 30, 2006, March 31, 2006 and June 30, 2005, and six months ended June 30, 2005 and the effective tax rates for PSI for three and six months ended June 30, 2006 and 2005 are summarized in the following tables:

	Successor(1)	Predecessor(1)
	Three Months	Three Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June30, 2006	March 31, 2006	June 30, 2005	June 30, 2005

Cinergy	46.7%	17.8%	25.1%	21.5%
CG&E	37.5	36.5	21.8	34.6

(1)    See Note 1(b) for additional information on Predecessor and Successor reporting.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

PSI	33.7%	43.3%	37.9%	41.0%

The 2006 effective tax rate for Cinergy is expected to be approximately 40 percent.  Cinergy’s higher effective tax rate for the three months ended June 30, 2006 is caused by a deferred tax reconciliation adjustment recognized in the quarter which, when compared to full-year (instead of quarter-only) income, will have an immaterial impact on Cinergy’s effective tax rate.

As a result of the Duke Energy/Cinergy merger consummation, Cinergy and its subsidiaries entered into a new tax sharing agreement with Duke Energy, where the separate return method is used to allocate benefits to the subsidiaries whose investments or results of operations provide these tax benefits.  This new agreement with Duke Energy supersedes the previous agreement between Cinergy and its subsidiaries.

19.  Severance

(i)   Merger-Related Obligations

Several of Cinergy’s, CG&E’s, and PSI’s benefit plans contain “change-in-control” clauses that provide enhanced, and/or accelerated benefits to management level employees in the event of a qualifying transaction such as occurred with the consummation of the merger with Duke Energy as discussed in Note 2.  These include benefits paid pursuant to the LTIP and certain payments under Cinergy’s Annual Incentive Plan.  Certain employees are also entitled to additional severance and benefits in the event they are involuntarily terminated without “cause” or voluntarily terminate for “good reason” (as such terms are defined in their employment agreements) in connection with or following the merger.

On December 30, 2005, Cinergy entered into agreements with 28 employees to accelerate the payment of a portion of the amounts discussed above, otherwise expected to be paid after December 31, 2005.  Payments totaling $70 million were made in December pursuant to these agreements.  The agreements amended the employees’ employment agreements, and benefit plans in which they participate, to accelerate into 2005 the payment of certain amounts that they have previously earned or are expected to earn after December 31, 2005.  Among other things, Cinergy prepaid performance shares under the LTIP and severance payments for certain individuals.  In the event an employee who received such amounts voluntarily terminated his or her employment prior to the closing of the merger, the employee would have been obligated to repay all of the payments, and if the merger did not close on or prior to December 15, 2006, the employee would have been obligated to repay half of the payments, to reflect his or her estimated tax liability upon receipt of the accelerated payments; in each case, less any amounts that the employee has already earned through such date.  None of the 28 employees invoked this payback provision.  By accelerating these payments, Cinergy mitigated taxes and related expenses that it would otherwise have incurred if it had waited until after 2005 to make these payments.

The majority of these payments were recorded as prepaid compensation in Current Assets - Other.  Approximately half of these payments were accounted for as a retention bonus and expensed over the period between January 1, 2006 and the closing of the merger with Duke Energy.  The remainder, representing the half that executives must repay if the merger was never consummated, remained in Current Assets - Other until the merger closed and were accounted for as part of purchase/push-down accounting.

In addition to payments made in December, based on certain assumptions and using Cinergy’s, CG&E’s, and PSI’s current best estimates, Cinergy’s, CG&E’s, and PSI’s remaining contractual obligations that were triggered upon merger consummation, including severance payments for those executives that have indicated their intention to terminate for “good reason”, were approximately $90 million ($42 million of which is related to severance), and these amounts were accounted for in April 2006 when the merger closed.  The payments will be paid in 2006 and, under certain circumstances, in subsequent years.  These payments only included amounts payable pursuant to existing benefit arrangements, employment contracts, and severance accepted by employees and contingent on the merger closing.  These payments do not include the value of accelerated stock options and retirement benefits earned prior to the merger.

Below is a table showing the reconciliation of changes in the severance provision from April 1, 2006 to June 30, 2006:

	Balance at April 1, 2006	Cash Reductions	Balance at June 30, 2006
	(in millions)

Cinergy(1)	$42	$(17)	$25
CG&E	—	—	—
PSI	1	—	1

(1)

Of the $42 million recorded to severance during the second quarter of 2006, $38 million was recorded in goodwill, $3 million was charged to operating expenses, and $1 million was recorded in regulatory assets.

20.   Subsequent Events

For information on subsequent events related to debt and credit facilities, see Note 6 and for regulatory matters, see Notes 13(c) and 13(e).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the combined Form 10-K for the year ended December 31, 2005 (2005 10-K).  Cinergy, The Cincinnati Gas & Electric Company (CG&E), and PSI Energy, Inc. (PSI) have reclassified certain prior-year amounts in the financial statements of Cinergy, CG&E, and PSI to conform to current presentation (See Note 1(c) of the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements” for further details).  The following discussions of results are not necessarily indicative of the results to be expected in any future period.

CINERGY MERGER WITH DUKE ENERGY

On April 3, 2006, in accordance with their previously announced merger agreement, Duke Energy Corporation (Old Duke Energy) and Cinergy Corp. merged into wholly owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity.  In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (“New Duke Energy” or “Duke Energy”) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC.  As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of Duke Energy common stock, and each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock, which resulted in the issuance of approximately 1.2 billion shares of Duke Energy common stock.  Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

The merger has been accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes.  As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of April 3, 2006.  Except for an adjustment related to pension and other postretirement benefit obligations, as mandated by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pension” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the accompanying consolidated financial statements do not reflect any pro forma adjustments related to Cinergy’s, CG&E’s, and PSI’s regulated operations that are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation, (SFAS No. 71)” which are comprised of CG&E’s regulated transmission and distribution, PSI and ULH&P.  Under the rate setting and recovery provisions currently in place for these regulated operations which provide revenues derived from cost, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

The fair values of the assets acquired and liabilities assumed are preliminary and are subject to change as valuation analyses are finalized and remaining information on the fair values is received.  However, Cinergy does not currently anticipate any such changes to have a material impact on their consolidated results of operations, cash flows, or financial position.

In connection with the merger, Duke Energy issued 1.56 shares of Duke Energy common stock for each outstanding share of Cinergy common stock, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock.  Based on the market price of Duke Energy common stock during the period, including the two trading days before, through the two trading days after, May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction is valued at approximately $9.1 billion and has resulted in preliminary goodwill for Cinergy and CG&E of approximately $4.3 billion and $2.2 billion, respectively.  The amount of goodwill results from significant strategic and financial benefits expected to be realized by Cinergy and CG&E including:

•                  increased financial strength and flexibility;

•                  stronger utility business platform;

•                  greater scale and fuel diversity, as well as improved operational efficiencies for the merchant generation business;

•                  broadened electric distribution platform;

•                  improved reliability and customer service through the sharing of best practices;

•                  increased scale and scope of the electric and gas businesses with stand-alone strength;

•                  complementary positions in the Midwestern United States (Midwest);

•                  greater customer diversity;

•                  combined expertise; and

•                  significant cost savings synergies.

As discussed in Note 1(b) of the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements”, purchase accounting impacts, including goodwill recognition, have been “pushed down” to Cinergy and CG&E, resulting in the assets and liabilities of Cinergy and CG&E being recorded at their respective fair values as of April 3, 2006.

2006 QUARTERLY RESULTS OF OPERATIONS – CINERGY

Basis of Presentation

The Results of Operations discussion for Cinergy is presented in a reduced disclosure format in accordance with General Instruction H(2)(a) of Form 10-Q.

Results of Operations and Variances

Summary of Results as of June 30 (in millions)

	Three Months Ended
	June 30,
	Successor(1)	Predecessor(1)	Increase
	2006	2005	(Decrease)
Operating revenues	$1,308	$1,051	$257
Operating expenses	1,237	966	271
(Losses) Gains on Sales of Other Assets and Other, net	(5)	40	(45)
Operating income	66	125	(59)
Equity in earnings of unconsolidated affiliates	6	13	(7)
Other income and expenses, net	23	14	9
Interest expense	82	68	14
Income tax expense from continuing operations	6	21	(15)
(Loss) income from discontinued operations, net of tax	(6)	(12)	6
Net income	$1	$51	$(50)

(1)                                  See Note 1(b) of the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements” for additional information on Predecessor and Successor reporting.

Net Income

The 98 percent decrease in Cinergy’s net income was primarily due to the following factors:

Operating Revenues

Increased operating revenues were primarily due to the following factors:

•                  Increased retail operating revenues from CG&E’s Market-Based Standard Service Offer (MBSSO), primarily due to its implementation for residential customers in Ohio beginning in January 2006 and increased revenues from non-residential customers related to the timing of collection of fuel and other costs;

•                  An increase in fuel revenues at PSI driven by new rates implemented in second quarter 2006 to begin making up for the under-collection of fuel costs from customers in 2005 and first quarter of 2006;

•                  An increase in CG&E’s retail distribution base rate implemented in January 2006;

•                  The contribution by Duke Energy of its five Midwest generating plants to CG&E in the second quarter of 2006; and

•                  Mark-to-market (MTM) gains on CG&E generation power hedges.

Partially offsetting these increases were the following factors:

•                  A decline in sales of synthetic fuel due to the facilities being idle for most of the second quarter of 2006;

•                  Milder weather in 2006 as compared to 2005; and

•                  Temporary rate reductions associated with regulatory approvals of the Duke Energy merger.

Operating Expenses

Increased operating expenses were primarily due to the following factors:

•                  Increased fuel costs associated with the increases in CG&E retail revenues discussed above;

•                  An increase in fuel costs at PSI driven by the under-collection of fuel costs from customers in 2005 and first quarter of 2006;

•                  Purchase accounting adjustments and related amortization recorded in the second quarter of 2006;

•                  Operating expenses related to the contribution by Duke Energy of its five Midwest generating plants to CG&E in the second quarter of 2006; and

•                  MTM losses on CG&E generation fuel hedges.

Partially offsetting these increases was a decrease in costs of fuel resold due to the synthetic fuel facilities being idle for most of the second quarter of 2006.

(Losses) Gains on Sales of Other Assets and Other, net

The decrease in (Losses) Gains on Sales of Other Assets and Other, net is due to the impacts of purchase accounting resulting in emission allowances being reflected on the balance sheet at their estimated fair values as of April 1, 2006.  Prior to the impacts of purchase accounting, these emission allowances had a lower carrying value, resulting in larger gains on sales.

Income Tax Expense from Continuing Operations

The increase in Cinergy’s effective tax rate is primarily due to lower synthetic fuel tax credits expected to be realized in 2006 as compared to 2005 due to the high price of oil.

Discontinued Operations, net of tax

The (Loss) Income from Discontinued Operations, net of tax, for 2006 and 2005 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with the June 2006 announcement to sell Cinergy Marketing & Trading, LP (Marketing & Trading), and Cinergy Canada, Inc., as well as associated contracts, to Fortis.

Basis of Presentation

Results of Operations and Variances

Summary of Results as of March 31 (in millions)

	Three Months Ended March 31,
	Predecessor
			Increase
	2006	2005	(Decrease)

Operating revenues	$1,576	$1,249	$327
Operating expenses	1,443	1,094	349
Gains on Sales of Other Assets and Other, net	26	31	(5)
Operating income	159	186	(27)
Equity in earnings of unconsolidated affiliates	4	5	(1)
Other income and expenses, net	16	3	13
Interest expense	84	64	20
Preferred dividend requirement of subsidiaries	—	(1)	1
Income tax expense from continuing operations	17	25	(8)
(Loss) income from discontinued operations, net of tax	4	13	(9)
Cumulative effect of a change in accounting principle, net of tax	(3)	—	(3)
Net income	$79	$117	$(38)

Net Income

The 32 percent decrease in net income was primarily due to the following factors:

Operating Revenues

Increased operating revenues were primarily due to the following factors:

•                  An increase in retail operating revenues from CG&E’s MBSSO, primarily due to its implementation for residential customers in Ohio beginning in January 2006;

•                  Increased revenues from non-residential customers related to the timing of collection of fuel, purchased power, and emission allowance costs;

•                  MTM gains on CG&E generation power hedges;

•                  An increase in CG&E’s retail distribution base rate implemented in January 2006;

•                  Increased revenues at the synthetic fuel facilities, primarily related to a new facility purchased in the second quarter of 2005; and

•                  The timing of gas cost recovery.

Partially offsetting these increases was a decrease due to milder weather in the first quarter of 2006, as compared to 2005.

Operating Expenses

Increased operating expenses were primarily due to the following factors:

•                  An increase in costs of fuel sold at the synthetic fuel facilities, primarily related to a new facility purchased in the second quarter of 2005;

•                  Costs incurred in the first quarter of 2006 as a result of the merger with Duke Energy; and

•                  MTM losses on CG&E generation fuel hedges.

Interest Expense

The increase in Interest Expense is primarily due to interest on a tax contingency and an increase in average long-term debt outstanding.

Discontinued Operations, net of tax

The (Loss) Income from Discontinued Operations, net of tax, for 2006 and 2005 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with the June 2006 announcement to sell Marketing & Trading, and Cinergy Canada, Inc., as well as associated contracts, to Fortis.

2006 QUARTERLY RESULTS OF OPERATIONS - CG&E

Basis of Presentation

The Results of Operations discussion for CG&E is presented in a reduced disclosure format in accordance with General Instruction H(2)(a) of Form 10-Q.

Results of Operations and Variances

Summary of Results as of June 30 (in millions)

	Three Months Ended
	June 30,
	Successor(1)	Predecessor(1)	Increase
	2006	2005	(Decrease)
Operating revenues	$696	$550	$146
Operating expenses	650	513	137
(Losses) Gains on Sales of Other Assets and Other, net	(5)	39	(44)
Operating income	41	76	(35)
Other income and expenses, net	7	4	3
Interest expense	28	23	5
Income tax expense from continuing operations	7	12	(5)
(Loss) income from discontinued operations, net of tax	(20)	9	(29)
Net income (loss)	$(7)	$54	$(61)

(1)                                  See Note 1(b) of the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements” for additional information on Predecessor and Successor reporting.

Net Income

The 113 percent decrease in CG&E’s net income was primarily due to the following factors:

Operating Revenues

Increased operating revenues were primarily due to the following factors:

•                  Increased retail operating revenues from the MBSSO, primarily due to its implementation for residential customers in Ohio beginning in January 2006 and increased revenues from non-residential customers related to the timing of collection of fuel and other costs;

•                  An increase in the retail distribution base rate implemented in January 2006;

•                  The contribution by Duke Energy of its five Midwest generating plants in the second quarter of 2006; and

•                  MTM gains on generation power hedges.

These increases were slightly offset by temporary rate reductions due to regulatory approvals of the Duke Energy merger.

Operating Expenses

Increased operating expenses were primarily due to the following factors:

•                  Increased fuel costs associated with the increases in retail revenues discussed above;

•                  Purchase accounting adjustments and related amortization recorded in the second quarter of 2006;

•                  Operating expenses related to the contribution by Duke Energy of its five Midwest generating plants in the second quarter of 2006; and

•                  MTM losses on generation fuel hedges.

(Losses) Gains on Sales of Other Assets and Other, net

The decrease in (Losses) Gains on Sales of Other Assets and Other, net is due to the impacts of purchase accounting resulting in emission allowances being reflected on the balance sheet at their estimated fair values as of April 1, 2006.  Prior to the impacts of purchase accounting, these emission allowances had a lower carrying value, resulting in larger gains on sales.

Discontinued Operations, net of tax

The (Loss) Income from Discontinued Operations, net of tax, for 2006 and 2005 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with the June 2006 announcement to sell certain of CG&E’s trading contracts, and its associated contracts, to Fortis.

Basis of Presentation

Results of Operations and Variances

Summary of Results as of March 31 (in millions)

	Three Months Ended
	March 31,
	Predecessor
			Increase
	2006	2005	(Decrease)
Operating revenues	$963	$751	$212
Operating expenses	781	649	132
Gains (Losses) on Sales of Other Assets and Other, net	26	31	(5)
Operating income	208	133	75
Other income and expenses, net	8	4	4
Interest expense	30	23	7
Income tax expense from continuing operations	68	47	21
(Loss) Income from discontinued operations, net of tax	(2)	18	(20)
Net income	$116	$85	$31

Net Income

The 36 percent increase in net income was primarily due to the following factors:

Operating Revenues

Increased operating revenues were primarily due to the following factors:

•                  An increase in retail operating revenues from the MBSSO, primarily due to its implementation for residential customers in Ohio beginning in January 2006;

•                  Increased revenues from non-residential customers related to the timing of collection of fuel, purchased power, and emission allowance costs;

•                  MTM gains on generation power hedges;

•                  An increase in the average price received per megawatt hour (MWh), primarily due to the return of certain retail customers to full electric service; and

•                  An increase in the retail distribution base rate implemented in January 2006.

Partially offsetting these increases was a decrease due to milder weather in the first quarter of 2006, as compared to 2005.

Operating Expenses

Increased operating expenses were primarily due to the following factors:

•                  MTM losses on generation fuel hedges; and

•                  An increase in Operation, maintenance, and other expenses associated with various increases in operating expenses, including significant merger related costs in the first quarter of 2006.

Discontinued Operations, net of tax

The (Loss) Income from Discontinued Operations, net of tax, for 2006 and 2005 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with the June 2006 announcement to sell certain of CG&E’s trading contracts, and its associated contracts, to Fortis.

2006 YEAR TO DATE RESULTS OF OPERATIONS - PSI

Basis of Presentation

The Results of Operations discussion for PSI is presented in a reduced disclosure format in accordance with General Instruction H(2)(a) of Form 10-Q.

Results of Operations and Variances

Summary of Results (in millions)

	Six Months Ended
	June 30,
			Increase
	2006	2005	(Decrease)
Operating revenues	$1,036	$854	$182
Operating expenses	943	668	275
Operating income	93	186	(93)
Other income and expenses, net	22	10	12
Interest expense	65	52	13
Income tax expense from continuing operations	19	59	(40)
Net income	$31	$85	$(54)

Net Income

The 64 percent decrease in PSI’s net income was primarily due to the following factors:

Operating Revenues

Increased operating revenues were primarily due to the following factors:

•                  An increase in fuel revenues driven by new rates implemented in second quarter 2006 to begin making up for the under-collection of fuel costs from customers in 2005 and first quarter of 2006.

These increases were partially offset by the following:

•                  A decline in retail revenues due to milder weather in 2006 as compared to 2005; and

•                  Temporary rate reductions associated with regulatory approvals of the Duke Energy merger.

Operating Expenses

Increased operating expenses were primarily due to the following factors:

•                  An increase in fuel costs driven by as the under-collection of fuel costs from customers in 2005 and first quarter of 2006;

•                  An increase in operation, maintenance and other primarily due to the following factors:

•                  Scheduled maintenance at certain facilities was accelerated in 2006 as a result of the milder weather; and

•                  Costs incurred in the first quarter of 2006 as a result of the merger with Duke Energy.

Income Tax Expense

The decrease in income tax expense was primarily due to a decrease in Income from Continuing Operations Before Income Taxes.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Cinergy, The Cincinnati Gas & Electric Company (CG&E), and PSI Energy, Inc. (PSI) in the reports they file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Cinergy, CG&E, and PSI in the reports they file or submit under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer,  Cinergy, CG&E, and PSI have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006, and, based upon this evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer,  Cinergy, CG&E, and PSI have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2006 and, other than the Duke Energy and Cinergy merger discussed below, found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated.  Duke Energy is currently in the process of integrating Cinergy’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.  See Notes 1, 2, and 13 of the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements” for additional information relating to the merger.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CLEAN AIR ACT (CAA) LAWSUIT

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Cinergy, CG&E, and PSI alleging various violations of the CAA.  Specifically, the lawsuit alleges that Cinergy, CG&E, and PSI violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana State Implementation Plan (SIP) permits for various projects at Cinergy’s, CG&E’s, and PSI’s owned and co-owned generating stations.  Additionally, the suit claims that Cinergy, CG&E, and PSI violated an Administrative Consent Order entered into in 1998 between the Environmental Protection Agency (EPA) and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at CG&E’s W.C. Beckjord Station.  The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at CG&E’s W.C. Beckjord and Miami Fort Stations, and PSI’s Cayuga, Gallagher, Wabash River, and Gibson Stations, and (2) civil penalties in amounts of up to $27,500 per day for each violation.  In addition, three Northeast states and two environmental groups have intervened in the case.  In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Cinergy, CG&E, and PSI at the trial of the case.  Contrary to Cinergy’s, CG&E’s, and PSI’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant.  However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals, which has accepted the appeal.  Oral arguments were held before the Seventh Circuit Court of Appeals in June 2006.  In February 2006, the district court ruled that in carrying its burden of proof, the defendant can look to industry practice in proving a particular project was routine.  The district court has removed the trial from the calendar and will reset a trial date, if necessary, after the Seventh Circuit Court of Appeals rules.  Notwithstanding the appeal, there are a number of other legal issues currently before the district court judge.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and CG&E.  The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  This suit is being defended by CSP.  In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.  Neither party appealed that decision.  This matter was heard in trial in July 2005.  A decision is pending.

In addition, Cinergy and CG&E have been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and CG&E.  The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against CG&E, DP&L and CSP for alleged violations of the CAA at this same generating station.  This case is currently in discovery in front of the same judge who has the CSP case.

At this time, Cinergy, CG&E, and PSI are unable to predict whether resolution of these matters would have a material effect on their financial position or results of operations.  Cinergy, CG&E, and PSI intend to vigorously defend against these allegations.

CARBON DIOXIDE (CO2) LAWSUIT

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service

Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc.  That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire.  These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance.  The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2.  The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade.  In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit.  The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals.  Oral argument was held before the Second Circuit Court of Appeals in June 2006.  Cinergy is not able to predict whether resolution of these matters would have a material effect on its financial position or results of operations.

ZIMMER GENERATING STATION (ZIMMER STATION) LAWSUIT

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to CG&E’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against CG&E for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance.  The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim.  One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated.  The plaintiff filed a motion for class certification, which is fully briefed and pending decision.  At this time, CG&E cannot predict whether the outcome of this matter will have a material impact on its financial position or results of operations.  CG&E intends to defend this lawsuit vigorously in court.

MANUFACTURED GAS PLANT (MGP) SITES

Coal tar residues, related hydrocarbons, and various metals have been found in at least 23 sites that PSI or its predecessors previously owned and sold in a series of transactions with Northern Indiana Public Service Company (NIPSCO) and Indiana Gas Company, Inc. (IGC).  The 23 sites are in the process of being studied and will be remediated, if necessary.  In 1998 NIPSCO, IGC, and PSI entered into Site Participation and Cost Sharing Agreements to allocate liability and responsibilities among them.  Thus far, PSI has primary responsibility for investigating, monitoring, and, if necessary, remediating nine of these sites.  In December 2003, PSI entered into a voluntary remediation plan with the state of Indiana, providing a formal framework for the investigation and cleanup of the nine sites.  The Indiana Department of Environmental Management oversees investigation and cleanup of all of these sites.

In April 1998, PSI filed suit in Hendricks County in the state of Indiana against its general liability insurance carriers.  PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites; or (2) pay PSI’s cost of defense.  PSI settled, in principle, its claims with all but one of the insurance carriers in January 2005 prior to commencement of the trial.  With respect to the lone insurance carrier, a jury returned a verdict against PSI in February 2005.  PSI has appealed this decision.  At this time, PSI cannot predict the outcome of this litigation, including the outcome of the appeal.

PSI has accrued costs related to investigation, remediation, and groundwater monitoring for those sites where such costs are probable and can be reasonably estimated.  PSI will continue to investigate and remediate the sites as outlined in the voluntary remediation plan.  As additional facts become known and investigation is completed, PSI will assess whether the likelihood of incurring additional costs becomes probable.  Until all investigation and remediation is complete, PSI is unable to determine the overall impact on its financial position or results of operations.

CG&E has performed site assessments on certain of its sites where MGP activities are believed to have occurred at some point in the past and have found no imminent risk to the environment.  At this time, CG&E cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

ASBESTOS CLAIMS LITIGATION

PSI and CG&E have been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations.  Currently, there are approximately 130 pending lawsuits (the majority of which are PSI cases).  In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work as outside contractors in the construction and maintenance of PSI and CG&E generating stations.  The plaintiffs further claim that as the property owner of the generating stations, PSI and CG&E should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure.  The impact on PSI’s and CG&E’s financial position or results of operations of these cases to date has not been material.

Of these lawsuits, one case filed against PSI has been tried to verdict.  The jury returned a verdict against PSI on a negligence claim and a verdict for PSI on punitive damages.  PSI appealed this decision up to the Indiana Supreme Court.  In October 2005, the Indiana Supreme Court upheld the jury’s verdict.  PSI paid the judgment of approximately $630,000 in the fourth quarter of 2005.  In addition, PSI has settled over 150 other claims for amounts which neither individually nor in the aggregate are material to PSI’s financial position or results of operations.  Based on estimates under varying assumptions, concerning uncertainties, such as, among others:  (i) the number of contractors potentially exposed to asbestos during construction or maintenance of PSI generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, PSI estimates that the range of reasonably possible exposure in existing and future suits over the next 50 years could range from an immaterial amount to approximately $60 million, exclusive of costs to defend these cases.  This estimated range of exposure may change as additional settlements occur and claims are made in Indiana and more case law is established.

CG&E has been named in fewer than 10 cases and as a result has virtually no settlement history for asbestos cases.  Thus, CG&E is not able to reasonably estimate the range of potential loss from current or future lawsuits.  However, potential judgments or settlements of existing or future claims could be material to CG&E.

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

ONTARIO, CANADA LAWSUIT

Cinergy, CG&E, and PSI understand that a class action lawsuit was filed in Superior Court in Ontario, Canada against Cinergy, CG&E, and PSI and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually.  Cinergy, CG&E, and PSI understand that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion.  Cinergy, CG&E, and PSI have not yet been served in this lawsuit; however, if served, Cinergy, CG&E, and PSI intend to defend this lawsuit vigorously in court.  At this time, Cinergy, CG&E, and PSI are not able to predict whether resolution of this matter would have a material effect on Cinergy’s, CG&E’s, and PSI’s financial position or results of operations.

HURRICANE KATRINA LAWSUIT

On April 19, 2006, Cinergy was named in the third amended complaint of a purported class action filed in the United States District Court for the Southern District of Mississippi.  Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, is liable for damages relating to losses suffered by victims of Hurricane Katrina.  Plaintiffs claim that Cinergy’s, and others’, greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina.  Cinergy has not been served with this lawsuit; however, if served Cinergy intends to defend this lawsuit vigorously in court.  At this time, Cinergy is not able to predict whether resolution of this matter would have a material effect on Cinergy’s financial position or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Cinergy’s, CG&E’s, and PSI’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect Cinergy’s, CG&E’s, and PSI’s, financial condition or future results.  The risks described in Cinergy’s, CG&E’s, and PSI’s Annual Report on Form 10-K are not the only risks facing Cinergy, CG&E, and PSI.  Additional risks and uncertainties not currently known to Cinergy, CG&E, and PSI or that Cinergy, CG&E, and PSI currently deem to be immaterial also may materially adversely affect Cinergy’s, CG&E’s, and PSI’s financial condition and/or operating results.

ITEM 6.  EXHIBITS

The documents listed below are being filed, or have previously been filed, on behalf of Cinergy Corp., CG&E, and PSI and are incorporated herein by reference from the documents indicated and made a part hereof.  Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Registrant	Nature of Exhibit	Previously Filed as Exhibit to:

10.1	Cinergy Corp.	Consulting Agreement, dated March 31, 2006, between Michael J. Cyrus and Cinergy Corp.	Cinergy Corp. Form 8-K, filed April 6, 2006

10.2	Cinergy Corp.	Summary of Amendment to Employment Agreement of James E. Rogers, Michael J. Cyrus, Marc E. Manly, Lynn J. Good and James L. Turner.	Cinergy Corp. Form 8-K, filed April 6, 2006

10.3	Cinergy Corp.	Agreement, dated March 31, 2006, between James E. Rogers and Cinergy Corp.	Cinergy Corp. Form 8-K, filed April 6, 2006

10.4	Cinergy Corp.	Purchase and Sale Agreement by and among Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006.	Cinergy Corp. Form 8-K, filed June 30, 2006

10.5	Cinergy Corp. CG&E PSI

Amended and Restated Credit Agreement, dated as of June 29, 2006, among Cinergy Corp., CG&E, PSI, ULH&P, The Banks Listed Herein, Barclays Bank PLC, as Administrative Agent, and JP Morgan Chase Bank, N.A., as Syndication Agent.

10.6	CG&E	Keepwell Agreement, dated April 10, 2006, between Duke Capital LLC and CG&E.	CG&E Form 8-K, filed April 14, 2006

10.7	PSI	Tenth Supplemental Indenture, dated as of June 9, 2006, between PSI, and the Bank of New York Trust Company, N.A. (successor trustee to Fifth Third Bank), as Trustee.	PSI Form 8-K, filed June 15, 2006

18.1	PSI	Letter regarding change in accounting principles.

Certificates

31.a	Cinergy Corp.	Certification by David L. Hauser pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Cinergy Corp.	Certification by Steven K. Young pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.c	CG&E PSI	Certification by James L. Turner pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.d	CG&E PSI	Certification by Myron L. Caldwell pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a	Cinergy Corp.	Certification by David L. Hauser pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Cinergy. Corp.	Certification by Steven K. Young pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.c	CG&E PSI	Certification by James L. Turner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.d	CG&E PSI	Certification by Myron L. Caldwell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cinergy Corp., The Cincinnati Gas & Electric Company, and PSI Energy, Inc. each has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINERGY CORP.
Registrants

Date: August 11, 2006	/s/	David L. Hauser
David L. Hauser
(duly authorized officer
and
principal executive officer)

Date: August 11, 2006	/s/	Steven K. Young
Steven K. Young
(duly authorized officer
and
principal financial officer)

THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
Registrants

Date: August 11, 2006	/s/	Myron L. Caldwell
Myron L. Caldwell
(duly authorized officer
and
principal financial officer)

Date: August 11, 2006	/s/	Dwight L. Jacobs
Dwight L. Jacobs
(duly authorized officer
and
chief accounting officer)